Form 10QSB
period 2001-11-30
COYOTE VENTURES CORP
filed 2002-01-30
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  November  30,  2001

[   ]    Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
         Act  of  1934

         For  the  transition  period to


                      Commission  File  Number     000-33389
                                                   ---------

                              COYOTE VENTURES CORP.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                               52-2268239
-----------------------------------       ------------------------------
(State  or  other  jurisdiction  of       (IRS  Employer Identification  No.)
incorporation  or  organization)

1205-1238  MELVILLE  STREET
VANCOUVER,  BRITISH  COLUMBIA,  CANADA    V6E  4N2
--------------------------------------    -----------
(Address of principal executive offices)  (Zip  Code)

Issuer's telephone number, including area
 code:                                    (604)  684-1451


                              T9- 1501 HOWE STREET
                   VANCOUVER, BRITISH COLUMBIA, CANADA V6C 2P8
                   -------------------------------------------
               (Former  name,  former  address  and  former  fiscal  year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,575,000 shares of common stock, $0.001 par value outstanding as of November 30, 2001 .

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2001 are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                NOVEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                             COYOTE  VENTURES  CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED BALANCE SHEET (RESTATED - NOTE 7)
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                       NOVEMBER 30   AUGUST 31
                                                           2001        2001
--------------------------------------------------------------------------------

                                                       (Unaudited)   (Audited)

ASSETS

Current
  Cash                                                 $     947     $  23,592

Capital Asset                                              2,481           -
Mineral Property Interest (Note 4)                           -             -
                                                       -------------------------
                                                       $   3,428     $  23,592
                                                       =========================

LIABILITIES

Current
  Accounts payable                                     $  31,913     $  30,867

Loan Payable                                                 -          10,000
Promissory Notes Payable (Note 5)                         30,000        20,000
                                                       -------------------------
                                                          61,913        60,867
                                                       -------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 Common shares, par value $0.001 per share

  Issued and outstanding:
    11,575,000 Common shares                              11,575        11,575

  Additional paid-in capital                              43,425        43,425

Deficit Accumulated During The Exploration Stage        (113,485)      (92,275)
                                                       -------------------------
                                                         (58,485)      (37,275)
                                                       -------------------------
                                                       $   3,428     $  23,592
                                                       =========================

Nature Of Operations (Note 2)


                                                  COYOTE  VENTURES  CORP.
                                              (An Exploration Stage Company)

                              CONSOLIDATED STATEMENT OF LOSS AND DEFICIT (RESTATED - NOTE 7)
                                                       (Unaudited)
                                                 (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------
                                                                           INCEPTION
                                                                             MAY 26
                                                THREE MONTHS ENDED           2000 TO
                                                   NOVEMBER 30             NOVEMBER 30
                                                2001         2000            2001
--------------------------------------------------------------------------------------
Expenses
Consulting fees                                 $    13,000  $         -   $ 24,000
General and administrative                              413          (32)       774
Mineral property option payments                          -            -      5,500
Mineral property exploration expenditures             4,000        2,000     12,273
Professional fees                                     3,797       14,347     69,540
Stock transfer fee                                        -          403      1,398
                                                --------------------------------------

Net Loss For The Period                              21,210       16,718   $113,485
                                                ---------------------------===========


Deficit Accumulated During The
  Exploration Stage, Beginning Of Period,
  as previously reported                             92,275       12,927

Prior Period Adjustment (Note 7)                          -        5,000
                                                -------------------------


Deficit Accumulated During The
  Exploration Stage, Beginning Of Period,
  as restated                                        92,275       17,927
                                                -------------------------


Deficit Accumulated During The
  Exploration Stage, End Of Period              $   113,485  $    34,645
                                                =========================


Net Loss Per Share                              $      0.01  $      0.01
                                                =========================


Weighted Average Number of Shares Outstanding    11,575,000   11,575,000
                                                =========================


                                          COYOTE  VENTURES  CORP.
                                       (An Exploration Stage Company)

                          CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED - NOTE 7)
                                                (Unaudited)
                                          (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------
                                                                                       INCEPTION
                                                                                         MAY 26
                                                                 THREE MONTHS ENDED      2000 TO
                                                                    NOVEMBER 30        NOVEMBER 30
                                                                   2001       2000        2001
--------------------------------------------------------------------------------------------------

Cash Flows From Operating Activity
  Net loss for the period, as restated (Note 7)                  $(21,210)  $(16,718)  $(113,485)

Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activity
    Promissory note payable                                             -          -      30,000
    Accounts payable and accrued liabilities                        1,046    (10,049)     31,913
                                                                 --------------------------------
                                                                  (20,164)   (26,767)    (51,572)
                                                                 --------------------------------

Cash Flows From Financing Activity
  Share capital issued                                                  -          -      55,000
                                                                 --------------------------------

Cash Flows From Investing Activity
  Purchase of capital asset                                        (2,481)         -      (2,481)
                                                                 --------------------------------

(Decrease) Increase In Cash                                       (22,645)   (26,767)        947

Cash, Beginning Of Period                                          23,592     47,122           -
                                                                 --------------------------------

Cash, End Of Period                                              $    947   $ 20,355   $     947
                                                                 ================================



                                                COYOTE  VENTURES  CORP.
                                            (An Exploration Stage Company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                  (RESTATED - NOTE 7)

                                                   NOVEMBER 30, 2001
                                                      (Unaudited)
                                               (Stated in U.S. Dollars)



                                              Common Stock
                                     -------------------------------
                                                          Additional
                                                           Paid-In
                                     Shares     Amount     Capital       Deficit      Total
                                    ----------------------------------------------------------
Shares issued for cash at
 $0.001                              7,500,000  $ 7,500    $        -  $       -   $  7,500

Shares issued for cash at
 $0.01                               4,000,000    4,000        36,000          -     40,000

Shares issued for cash at
 $0.10                                  75,000       75         7,425          -      7,500


Net loss for the period, as
  restated (Note 7)                          -        -             -    (17,927)   (17,927)
                                    ----------------------------------------------------------

Balance, August 31, 2000            11,575,000   11,575        43,425    (17,927)    37,073

Net loss for the year                        -        -             -    (74,348)   (74,348)
                                    ----------------------------------------------------------

Balance, August 31, 2001            11,575,000   11,575        43,425    (92,275)   (37,275)

Net loss for the period                      -        -             -    (21,210)   (21,210)
                                    ----------------------------------------------------------

Balance, November 30, 2001          11,575,000  $11,575    $   43,425  $(113,485)  $(58,485)
                                    ==========================================================

                                       7

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of November 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2001 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated in the State of Nevada, U.S.A., on May 26, 2000.

b)     Exploration  Stage  Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.


c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $113,485 for the period from May 26, 2000 (inception) to November 30, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiary, Coyote-Flint Exploration Corp., a British Columbia corporation.

b)     Mineral  Property  Option  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)     Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

d)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)   monetary  items  at  the  rate  prevailing  at  the  balance  sheet  date;
ii)  non-monetary  items  at  the  historical  exchange  rate;
iii) revenue and expense at the average rate in effect during the applicable accounting period.

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)     Net  Loss  Per  Share

The loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.


4.     MINERAL  PROPERTY

The Company has entered into an option agreement, dated July 15, 2000, as amended, to acquire a 100% interest in a mineral claim block located in the Slocan Mining Division of British Columbia.

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

     Cash  payments:

-     $5,000  on  execution  of  the  agreement  (paid)
-     $10,000  by  December  31,  2001
-     $50,000  by  June  30,  2002
-     $500,000  by  December  31,  2002

Exploration  expenditures:

-     $2,000  by  December  31,  2000
-     A  further  $10,000  by  September  30,  2001
-     A  further  $100,000  by  December  31,  2002

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.     PROMISSORY  NOTES  PAYABLE

The promissory notes bear interest at 5% per annum and is repayable in full on or before December 31, 2002. The notes are due to a party related to an officer of the Company.


6.     CONTINGENCY

       Mineral  Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest the Company must satisfy the terms of the option agreement described in Note 4.


7.     PRIOR  PERIOD  ADJUSTMENT

During the year ended August 31, 2001, the Company adjusted its accounting for mineral property option payments which had previously been capitalized. The adjustment was made in order to reflect the initial expensing of all costs related to the maintenance and exploration of mineral property interests where commercial feasibility has not been established. The adjustment results in a decrease in mineral property interest of $5,000 at August 31, 2000, an increase in loss for the period ended August 31, 2000 of $5,000, and an increase in deficit at August 31, 2000 of $5,000. Loss per share for the year ended August 31, 2000 was unchanged.


8.     COMMITMENT

The Company has entered into an agreement with its president to provide management services at $1,000 per month, expiring March 31, 2002.

The agreement allows for the payment of the management fee to be deferred until such time the Company has positive working capital of at least $50,000.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

OVERVIEW

We were incorporated on May 26, 2000 in the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have acquired the option to earn a 100% interest in the Slocan Mining Division of the Province of British Columbia in the country of Canada and is referred to by us as the Flint mineral claim. Our business plan is to carry out exploration work on the Flint mineral claim in order to ascertain whether it possesses commercially developable quantities of gold, silver, lead or zinc. We can provide no assurance that a commercially viable mineral deposit, or reserve, exists in Flint mineral claim until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

Option  Agreement

We have entered into an option agreement dated July 15, 2000 with John D. MacPherson. Under the option agreement, we are granted the exclusive right and option to acquire a 100% interest in certain mineral claims in the Slocan Mining Division of the Province of British Columbia for a total consideration of $565,000 US plus the payment of exploration expenditures on the Flint mineral claim totaling $112,000 US. This option agreement was amended by mutual agreement of the parties on March 22, 2001, and was then amended again on June 29, 2001 to extend the date of a $10,000 payment from June 30, 2001 to September 1, 2001. A third amendment to the option agreement was executed by the parties on August 15, 2001 in which John D. MacPherson agreed to extend the date for payment of the $10,000 due on September 1, 2001 to December 31, 2001 in exchange for $500.

We made a cash payment of $5,000 to John D. MacPherson under the option agreement upon execution of the option agreement. In order to exercise the Option we must pay an additional $560,000 US as follows:

(1)     an  additional  $10,000  US  on  or  before  December  31,  2001;

(2)     an  additional  $50,000  US  on  or  before  June  30,  2002;  and

(3)     an  additional  $500,000  US  on  or  before  December  31,  2002.

The Company made the scheduled payment of $10,000 on or before December 31, 2001.

In addition, we must incur expenditures in the exploration of the Flint mineral claim in the following amounts by the following dates in order to exercise the option:

(1)   an  additional  $10,000  US  by  September  30,  2001;  and

(2)   an  additional  $100,000  US  by  December  31,  2002.

The Company made the scheduled payment of $10,000 on or before September 30, 2001.

Under the option agreement, we have the right to terminate the agreement at any time for any reason.

Location  and  Access  of  the  Flint  Mineral  Claim

The mineral claim comprising the Flint Claim consists of a mineral claim covering approximately 556 acres located in the Slocan Mining Division in the Province of British Columbia, Canada. The property is located in the Slocan Mining Division of Southwest British Columbia on the slopes of Mount Carlyle approximately seven (7) miles west of the town of Kaslo, British Columbia and is accessible by vehicle from Kaslo via the Kaslo-New Denver paved highway about 4 miles west of Kaslo, thence by the Keen Creek road, westerly for about 4.5 miles, then by 4-wheel drive road up the valley of Carlyle Creek to the old workings of the Martin and Flint veins.

Phase  II  Work  Conducted

WGT Consultants recently completed a portion of the Phase II program. This portion of the Phase II program, consisting of geological mapping and sampling, was completed September 30, 2001. WGT Consultants reported on the work program in its report dated November 5, 2001. Erratic values in gold, silver, zinc and lead over widths up to three feet were confirmed by the geologist through sampling. The report recommended that we complete the Phase II program with emphasis placed on more detailed underground mapping and sampling.

Compliance  with  Government  Regulation

We had previously planned and commenced the process of registering as an extra-provincial company under the British Columbia Company Act. Instead, we have incorporated a British Columbia subsidiary, Coyote-Flint Exploration Corp., to avoid the need to incorporate extra-provincially. Coyote-Flint Exploration Corp. is a wholly-owned subsidiary of Coyote Ventures Corp. All activities on the mineral claim will be conducted through this subsidiary.

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of British Columbia. We completed a portion of Phase II of the work program on September 30, 2001. This portion of Phase II consisted of sampling and geological mapping, activities which do not include physical disturbance. Once we progress in the work program to trenching or diamond drilling, we will be required to obtain a work permit from the British Columbia Ministry of Energy Mines and Resources. We do not expect to reach this portion of Phase II until summer 2002. A work permit is necessary for any exploration work that results in a physical disturbance to the land. No work permit has been required to date as none of our work has involved any physical disturbance There is no charge to obtain a work permit under the Mining Act. We will incur the expense of our consultant geologist to prepare the required submission to the Ministry of Energy Mines and Resources. As the exploration program proceeds to the trenching, drilling and bulk-sampling stages, we will be required to post small bonds and file statements of work with the Ministry of Energy Mines and Resources. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report. As mentioned above we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in phase one because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. We may be subject to an environmental review process under the British Columbia Environmental Assessment Act if we decide to proceed with a producing mine. An environmental review process would be required if we planned to construct a producing mine facility with production capacity of 75,000 tonnes (82,500 tons) of mineral ore per year. If we planned to proceed with a producing mine, we would be required to apply under the Environmental Assessment Act for a determination as to whether an environmental review was required. An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims. However, if we were to later become subject to an Environmental Assessment review, we would be required to pay fees and would incur additional expenses in amounts that cannot be determined at this time. These fees and expenses may be substantial. We would also be subject to delays in pursuing our business plan due to the government review.

RESULTS  OF  OPERATIONS

We did not earn any revenues during the three-month period ending November 30, 2001. We do not anticipate earning revenues until such time as the development of our mineral properties is completed. We are presently in the exploration stage and we can provide no assurance that we will be successful in completing development of our mineral properties or earning revenues from our mineral properties once development is complete.

We incurred operating expenses in the amount of $21,210 for the three-months ended November 30, 2001. Of this amount, $13,000 was spent for consulting fees and $3,797 for professional fees.

We incurred operating expenses in the amount of $16,718 for the three-months ended November 30, 2000. These operating expenses were comprised primarily of professional fees in the amount of $14,347.

We incurred a loss of $21,210 for the three-months ended November 30, 2001 and $16,718 for the three-months ended November 30, 2000. Our net loss was attributable entirely to our operating expenses. From inception on May 26, 2000 to November 30, 2001, we incurred a loss of $113,485. Our net loss was attributable entirely to our operating expenses, which were comprised primarily of professional fees in the amount of $69,540.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $947 as of November 30, 2001. This is insufficient to pay our administrative expenses beyond December 31, 2001. At November 30, 2001 there is insufficient capital to complete phase two of our exploration program for the Flint mineral claim property.

PLAN  OF  OPERATIONS

Our business plan is to proceed with the exploration of the Flint mineral claim to determine if it contains commercially exploitable reserves of silver, gold, lead or zinc. We have completed phase one of the exploration program recommended by the geological report and a portion of phase two. We currently intend to continue with phase 2 after the snow has melted and weather permits. Our geologist recently completed a portion of phase II. This work entailed geological sampling and mapping. WGT Consultants reported on the work program on November 5, 2001, recommending completion of Phase II. Assuming we are able to raise sufficient capital, we expect to begin a later portion of phase II utilizing trenching or diamond drilling in summer 2002.

Over the next twelve months, we anticipate proceeding with phase two of the recommended geological work program. This work program is expected to cost approximately $60,000 and to take most of the next year. Assuming the results of

Phase Two justify further exploration, Phase Three is expected to cost an additional $75,000. We require additional financing in order to complete phase two of our plan of operations. We satisfied the minimum required expenditure under the option agreement that was due to be completed by September 30, 2001. To that end, we obtained a loan in the amount of $20,000 from Korina Houghton, wife of our president, in order to permit us to meet our property obligations up to September 30, 2001 to John MacPherson under the option agreement. We also obtained an additional $10,000 loan from Korina Houghton as part of an amendment to the loan agreement between Ms. Houghton and our company dated October 15, 2001. We still require additional financing to complete phase two of our plan of operations.

Mr. Houghton, our president, has agreed to loan us up to $25,000, if necessary, at a rate of 10% interest, in order to maintain the mineral option agreement through the payment due on June 30, 2002.

We believe that our cash reserves are also insufficient to meet our obligations for the next twelve-month period to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. These expenses will be in addition to the cost of completing phase two of the exploration program.

We anticipate that additional funding will be in the form of equity financing from the private offering and sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase two of the exploration program. We believe that debt financing will not be an alternative for funding phase two of the exploration program. We do not have any arrangements in place for any future equity financing.

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. In the event no other such opportunities are available, we may be forced to discontinue business.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

If we find sufficient evidence of mineralization in phase two, we anticipate proceeding to phase three. If we decide to proceed to phase three, we will require additional funding. The anticipated cost of the phase three exploration program is $75,000. We anticipate that additional funding will be in the form of a private offering and sale of our common stock. We currently do not have a specific plan for any such offering, but management believes that should the results of phase two support further exploration, we would most likely proceed to plan and offer our common stock for sale under a small private offering exemption such as Rule 504 of Regulation D of the Securities Act. Should this offering be made, it would most likely occur in early 2002. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding phase three of the exploration program. We do not have any arrangements in place for any future equity financing.

If we do not make the required exploration expenditures of $112,000 in aggregate by December 31, 2002, or $60,000 in aggregate by June 30, 2002, then our option will terminate and we will lose all our rights and interest in the Flint mineral claim. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Flint mineral claim. We may also pursue acquiring interests in alternate mineral properties in the future.

In summary, we anticipate the following milestones will need to be met in order for us to reach the point where we are generating first revenues:

1. We will need to follow through with phase two by having our geologist, Mr. Timmins, conduct further data compilation, prepare a composite map, and do surface geological mapping, prospecting, sampling, and underground geological mapping and sampling. This is expected to cost a total of $50,000. Our geologist has already completed a portion of Phase II consisting of sampling and mapping. This portion of Phase II was completed September 30, 2001. Completion of this process will be subject to our obtaining the financing necessary to cover these costs. Part of this cost may be paid through a loan from our President Mr. Houghton, but the remainder will require other financing. If we made an offering of our common stock to obtain this financing, we would cost likely seek sufficient financing to cover our expected costs through phase three as well.

2. We will then need to make a payment of $50,000 on or before June 30, 2002 to satisfy our obligation under the option agreement to Mr. MacPherson. This will require additional financing which will need to be obtained.

3. Assuming the results of phase two justify further exploration, we will need to proceed to phase three which is expected to cost approximately $75,000. This is most likely to occur, if warranted, in 2002 after the snow clears in July or August. Completion of this process will be subject to obtaining the financing necessary to cover the costs.

4. We must satisfy our requirement to expend an additional $100,000 under the option agreement and pay to Mr. MacPherson $500,000 by December 31, 2002. We expect to accomplish the expenditure requirement by completing phase three exploration. The payment to Mr. MacPherson will require additional financing which will need to be obtained.

5. Following phase three, we will need further and more extensive drilling before we will be able to determine if commercially viable reserves exist on the Flint mineral claim. Should this additional drilling show commercially viable reserves, we would need to seek further financing to begin mining operations to extract any minerals found and then sell them commercially to obtain our first revenues. Management does not anticipate this occurring anytime before the year 2003.

We engaged WGT Consultants Ltd. to complete the first phase of the exploration program and a portion of phase two, both of which have been successfully completed. We have engaged WGT to commence the remainder of phase two.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

     None

Item  3.  Defaults  upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     None

REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

COYOTE  VENTURES  CORP.

Date:     January  30,  2002


By:   /s/ Scott  Houghton
     ---------------------------------
     Scott  Houghton,
     President

By:   /s/ Joseph  Galat
     ---------------------------------
     Joseph  Galat,
     Principal  Financial  Officer