Form 10QSB
period 2002-02-28
COYOTE VENTURES CORP
filed 2002-04-15
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  February  28,  2002

[   ]    Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
         Act  of  1934


         For  the  transition  periodto


         Commission  File  Number     000-33389
                                      ---------

                              COYOTE VENTURES CORP.

          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                              52-2268239
-----------------------------------      -----------
(State  or  other  jurisdiction  of      (IRS  Employer Identification  No.)
incorporation  or  organization)

1205-1238  MELVILLE  STREET
VANCOUVER,  BRITISH  COLUMBIA,  CANADA   V6E  4N2
--------------------------------------   --------
(Address of principal executive offices) (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                  (604) 684-1451
                                         ---------------

     _______________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  ]  Yes    [X]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,575,000 shares of common stock, $0.001 par value outstanding as of February 28, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2002, are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                             COYOTE  VENTURES  CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED BALANCE SHEET (RESTATED - NOTE 7)
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------
                               FEBRUARY 28    AUGUST 31
                                   2002         2001
                               (Unaudited)    (Audited)
--------------------------------------------------------


ASSETS

Current
 Cash                               $     147   $ 23,592

Capital Asset                           2,481          -
Mineral Property Interest (Note 4)          -          -
                                    --------------------
                                    $   2,628   $ 23,592
=========================================================
LIABILITIES

Current
  Accounts payable                  $  46,972   $ 30,867

Loan Payable                                -     10,000
Due To Shareholder                     10,000          -
Promissory Notes Payable (Note 5)      30,000     20,000
                                    --------------------
                                       86,972     60,867
                                    --------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
   100,000,000 Common shares,
   par value $0.001 per share

  Issued and outstanding:
   11,575,000 Common shares            11,575     11,575

  Additional paid-in capital           43,425     43,425

Deficit Accumulated During
 The Exploration Stage               (139,344)   (92,275)
                                    --------------------
                                      (84,344)   (37,275)
                                    --------------------

                                    $   2,628   $ 23,592
=========================================================

Nature Of Operations (Note 2)

                                       4


                        COYOTE  VENTURES  CORP.
                     (An Exploration Stage Company)

       CONSOLIDATED STATEMENT OF LOSS AND DEFICIT (RESTATED - NOTE 7)
                             (Unaudited)
                      (Stated in U.S. Dollars)




--------------------------------------------------------------------------------
                                       THREE            SIX        INCEPTION
                                       MONTHS          MONTHS       MAY 26
                                       ENDED           ENDED        2000 TO
                                     FEBRUARY 28     FEBRUARY 28   FEBRUARY 28
                                        2002            2002         2002
--------------------------------------------------------------------------------
Expenses
  Consulting fees                   $         3,800  $    16,800  $   27,800
  General and administrative                    433          846       1,207
  Mineral property option payments           10,000       10,000      15,500
  Mineral property exploration
    expenditures                                  -        4,000      12,273
  Professional fees                          11,626       15,423      81,166
  Stock transfer fees                             -            -       1,398
                                    ----------------------------------------

Net Loss For The Period                      25,859       47,069    $139,344
                                                                    ========
Deficit Accumulated During The
  Exploration Stage, Beginning
  Of Period                                 113,485       92,275
                                    ------------------------------
Deficit Accumulated During The
  Exploration Stage, End Of
  Period                            $       139,344  $   139,344
==================================================================
Net Loss Per Share                  $          0.01  $      0.01
==================================================================
Weighted Average Number
  of Shares Outstanding                  11,575,000   11,575,000
==================================================================



                             COYOTE  VENTURES  CORP.
                        (An Exploration Stage Company)

           CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED - NOTE 7)
                                 (Unaudited)
                           (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                            THREE       SIX        INCEPTION
                                            MONTHS      MONTHS     MAY 26
                                            ENDED       ENDED      2000 TO
                                         FEBRUARY 28  FEBRUARY 28 FEBRUARY 28
                                            2002         2002       2002
--------------------------------------------------------------------------------
Cash Flows From Operating Activity
  Net loss for the period                    $ (25,859)  $ (47,069)  $(139,344)

Adjustments To Reconcile Net Loss To
 Net Cash Used By Operating Activity
  Accounts payable and accrued liabilities      15,059      16,105      46,972
                                            ------------------------------------
                                               (10,800)    (30,964)    (92,372)
                                            ------------------------------------
Cash Flows From Financing Activities
 Advances from shareholder                      10,000      10,000      10,000
 Promissory note payable                         -          10,000      30,000
 Repayment of loan payments                      -         (10,000)          -
 Share capital issued                            -               -      55,000
                                            ------------------------------------
                                                10,000      10,000      95,000
                                            ------------------------------------

Cash Flows From Investing Activity
Purchase of capital asset                        -          (2,481)     (2,481)
                                            ------------------------------------
(Decrease) Increase In Cash                       (800)    (23,445)        147

Cash, Beginning Of Period                          947      23,592           -
                                            ------------------------------------
Cash, End Of Period                     $          147   $     147   $     147
================================================================================



                                          COYOTE  VENTURES  CORP.
                                      (An Exploration Stage Company)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                            (RESTATED - NOTE 7)

                                           FEBRUARY 28, 2002
                                               (Unaudited)
                                        (Stated in U.S. Dollars)



                                  Common Stock
                           =========================

                                              Additional
                                              Paid-In
                           Shares    Amount   Capital    Deficit      Total
                           ----------  -------  -------- ----------- -----------

Shares issued for cash at
 $0.001                    7,500,000  $ 7,500  $       -  $       -   $  7,500

Shares issued for cash at
 $0.01                     4,000,000    4,000     36,000          -     40,000

Shares issued for cash at
 $0.10                        75,000       75      7,425          -      7,500

Net loss for the period,
 as restated (Note 7)              -        -          -    (17,927)   (17,927)
                          -----------------------------------------------------

Balance, August 31, 2000  11,575,000   11,575     43,425    (17,927)    37,073

Net loss for the year              -        -          -    (74,348)   (74,348)
                          -----------------------------------------------------
Balance, August 31, 2001  11,575,000   11,575     43,425    (92,275)   (37,275)

Net loss for the period            -        -          -    (47,069)   (47,069)
                          -----------------------------------------------------



Balance, February 28,
 2002                     11,575,000  $11,575  $  43,425  $(139,344)  $(84,344)
                          =====================================================

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of February 28, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2001 audited financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $139,344 for the period from May 26, 2000 (inception) to February 28, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

-     $5,000  on  execution  of  the  agreement
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
-     A  further  $10,000  by  September  30,  2001
-     A  further  $100,000  by  December  31,  2002

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

RESULTS  OF  OPERATIONS

We did not earn any revenues during the three-month period ending February 28, 2002. We do not anticipate earning revenues until such time as the development of our mineral properties is completed. We are presently in the exploration stage and we can provide no assurance that we will be successful in completing development of our mineral properties or earning revenues from our mineral properties once development is complete.

We incurred operating expenses in the amount of $25,859 for the three-months ended February 28, 2002. This amount consisted primarily of professional fees in the amount of $11,626 and mineral property option payments in the amount of $10,000. We incurred operating expenses in the amount of $13,840 for the three-months ended February 28, 2001. These operating expenses were comprised primarily of professional fees in the amount of $11,891.

We incurred a loss of $25,859 for the three-months ended February 28, 2002, and $13,817 for the three-months ended February 28, 2001. Our net loss was attributable entirely to our operating expenses. From inception on May 26, 2000 to February 28, 2002, we incurred a loss of $139,344. Our net loss was attributable entirely to our operating expenses, which were comprised primarily of professional fees in the amount of $81,166.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $147 as of February 28, 2002. This is insufficient to pay our current administrative expenses. At February 28, 2002 there is insufficient capital to complete phase two of our exploration program for the Flint mineral claim property.

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

If we find sufficient evidence of mineralization in phase two, we anticipate proceeding to phase three. If we decide to proceed to phase three, we will require additional funding. The anticipated cost of the phase three exploration program is $75,000. We anticipate that additional funding will be in the form of a private offering and sale of our common stock. We currently do not have a specific plan for any such offering, but management believes that should the results of phase two support further exploration, we would most likely proceed to plan and offer our common stock for sale under a small private offering exemption such as Rule 504 of Regulation D of the Securities Act. Should this offering be made, it would most likely occur in 2002. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund phase three of the exploration program. We believe that debt financing will not be an alternative for funding phase three of the exploration program. We do not have any arrangements in place for any future equity financing.

If we do not make the required additional exploration expenditures of $100,000 by December 31, 2002, the option payment of $50,000 by June 30, 2002, and the option payment of $500,000 by December 31, 2002, then our option will terminate and we will lose all our rights and interest in the Flint mineral claim. If we do not secure additional financing to incur the required exploration and option expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the Flint mineral claim. We may also pursue acquiring interests in alternate mineral properties in the future.

In summary, we anticipate the following milestones will need to be met in order for us to reach the point where we are generating first revenues:

1. We will need to follow through with phase two by having our geologist, Mr. Timmins, conduct further data compilation, prepare a composite map, and do surface geological mapping, prospecting, sampling, and underground geological mapping and sampling. This is expected to cost a total of $50,000. Our geologist has already completed a portion of Phase II consisting of sampling and mapping. This portion of Phase II was completed September 30, 2001. Completion of this process will be subject to our obtaining the financing necessary to cover these costs. Part of this cost may be paid through a loan from our President Mr. Houghton, but the remainder will require other financing. If we made an offering of our common stock to obtain this financing, we would most likely seek sufficient financing to cover our expected costs through phase three as well.

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

4. We must satisfy our requirement to expend an additional $100,000 in exploration expenditures and pay to Mr. MacPherson the additional $500,000 by December 31, 2002. We expect to accomplish the exploration expenditure requirement by completing phase three exploration. The payment to Mr. MacPherson will require additional financing which will need to be obtained.

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

COYOTE  VENTURES  CORP.

Date:     April  11,  2002


By:  /s/ Scott Houghton
     ---------------------------------
     Scott Houghton,
     President

By:  /s/ Joseph Galat
     ---------------------------------

     Joseph Galat,
     Principal  Financial  Officer