Form 10QSB
period 2002-05-31
COYOTE VENTURES CORP
filed 2002-07-15
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  May  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period        to


          Commission  File  Number     000-33389
                                       ---------

                              COYOTE VENTURES CORP.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     NEVADA                                                 52-2268239
-------------------------------                             -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation  or  organization)                            Identification No.)


P.O. BOX 73575, 1014 ROBSON STREET
VANCOUVER, BRITISH COLUMBIA, CANADA                         V6E 4N2
----------------------------------------                    -----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:             (604) 721-6911
                                                            --------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,575,000 shares of common stock, $0.001 par value outstanding as of May 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2002, are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)


                            COYOTE  VENTURES  CORP.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



----------------------------------------------------------
                                      MAY 31     AUGUST 31
                                       2002         2001
----------------------------------------------------------
                                   (Unaudited)   (Audited)

ASSETS

Current
  Cash                              $     810   $ 23,592

Capital Asset                           2,481          -
Mineral Property Interest (Note 4)          -          -
                                    ---------------------
                                    $   3,291   $ 23,592
=========================================================

LIABILITIES

Current
  Accounts payable                  $  30,325   $ 30,867

Loan Payable                           25,000     10,000
Due To Shareholder                      9,346          -
Promissory Notes Payable (Note 5)      30,000     20,000
                                    ---------------------
                                       94,671     60,867
                                    ---------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 Common shares,
     par value $0.001 per share

  Issued and outstanding:
    11,575,000 Common shares           11,575     11,575

  Additional paid-in capital           43,425     43,425

Deficit Accumulated During
 The Exploration Stage               (146,380)   (92,275)
                                    ---------------------
                                      (91,380)   (37,275)
                                    ---------------------

                                    $   3,291   $ 23,592
=========================================================

Nature Of Operations (Note 2)



                                  COYOTE  VENTURES  CORP.
                              (An Exploration Stage Company)

                        CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                       (Unaudited)
                                 (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------------
                                                                                INCEPTION
                                                                                 MAY 26
                             THREE MONTHS ENDED          NINE MONTHS ENDED       2000 TO
                                   MAY 31                      MAY 31             MAY 31
                             2002          2001          2002          2001        2002
-----------------------------------------------------------------------------------------

Expenses
  Consulting fees        $     3,000   $         -   $    19,800   $         -   $ 30,800
  General and
   administrative                397             -         1,243           (54)     1,604
  Mineral property
   option payments                 -             -        10,000             -     15,500
  Mineral property
   exploration
   expenditures                    -             -         4,000         3,908     12,273
  Professional fees            3,639         5,506        19,062        31,744     84,805
  Stock transfer fees              -            52             -           495      1,398
                         ----------------------------------------------------------------

Net Loss For The Period        7,036         5,558        54,105        36,093   $146,380
                                                                                 ========
Deficit Accumulated
 During The Exploration
 Stage, Beginning Of
 Period                      139,344        48,462        92,275        17,927
                         ------------------------------------------------------
Deficit Accumulated
 During The Exploration
 Stage, End Of Period    $   146,380   $    54,020   $   146,380   $    54,020
===============================================================================

Net Loss Per Share       $     (0.01)  $     (0.01)  $     (0.01)  $     (0.01)
===============================================================================

Weighted Average Number
 Of Shares Outstanding    11,575,000    11,575,000    11,575,000    11,575,000
===============================================================================


                                  COYOTE  VENTURES  CORP.
                              (An Exploration Stage Company)

                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)
                                 (Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------
                                                                                INCEPTION
                                                                                 MAY 26
                                     THREE MONTHS ENDED   NINE MONTHS ENDED      2000 TO
                                           MAY 31               MAY 31           MAY 31
                                      2002       2001      2002       2001        2002
-----------------------------------------------------------------------------------------

Cash Flows From Operating Activity
  Net loss for the period           $ (7,036)  $(5,558)  $(54,105)  $(36,093)  $(146,380)

Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activity
  Accounts payable and accrued
   liabilities                       (16,647)        -       (542)    (9,049)     30,325
                                    -----------------------------------------------------
                                     (23,683)   (5,558)   (54,647)   (45,142)   (116,055)
                                    -----------------------------------------------------

Cash Flows From Financing
 Activities
  Advances from shareholder             (654)        -      9,346          -       9,346
  Promissory note payable                  -         -     10,000          -      30,000
  Loan payable                        25,000         -     15,000          -      25,000
  Share capital issued                     -         -          -          -      55,000
                                    -----------------------------------------------------
                                      24,346         -     34,346          -     119,346
                                    -----------------------------------------------------

Cash Flows From Investing Activity
  Purchase of capital asset                -         -     (2,481)         -      (2,481)
                                    -----------------------------------------------------

(Decrease) Increase In Cash              663    (5,558)   (22,782)   (45,142)        810

Cash, Beginning Of Period                147     7,538     23,592     47,122           -
                                    -----------------------------------------------------

Cash, End Of Period                 $    810   $ 1,980   $    810   $  1,980   $     810
=========================================================================================


                             COYOTE  VENTURES  CORP.
                         (An Exploration Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                    Common Stock
                           -----------------------------
                                              Additional
                                                Paid-In
                             Shares    Amount   Capital    Deficit      Total
-------------------------------------------------------------------------------
Shares issued for cash at
 $0.001                     7,500,000  $ 7,500  $      -  $       -   $  7,500

Shares issued for cash at
 $0.01                      4,000,000    4,000    36,000          -     40,000

Shares issued for cash at
 $0.10                         75,000       75     7,425          -      7,500

Net loss for the period             -        -         -    (17,927)   (17,927)
                           ----------------------------------------------------

Balance, August 31, 2000   11,575,000   11,575    43,425    (17,927)    37,073

Net loss for the year               -        -         -    (74,348)   (74,348)
                           ----------------------------------------------------

Balance, August 31, 2001   11,575,000   11,575    43,425    (92,275)   (37,275)

Net loss for the period             -        -         -    (54,105)   (54,105)
                           ----------------------------------------------------

Balance, May 31, 2002      11,575,000  $11,575  $ 43,425  $(146,380)  $(91,380)
                           ====================================================

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of May 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2001 audited financial statements and notes thereto.


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

As shown in the accompanying financial statements, the Company has incurred a net loss of $146,380 for the period from May 26, 2000 (inception) to May 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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
-     A  further  $10,000  by  September  30,  2001
-     A  further  $100,000  by  December  31,  2002

                              COYOTE VENTURES CORP.
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

OVERVIEW

We were incorporated on May 26, 2000 in the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired the option to earn a 100% interest in the Slocan Mining Division of the Province of British Columbia in the country of Canada and is referred to by us as the Flint mineral claim. However, we recently did not make a payment to maintain our interest in the option and we no longer hold any interest to the property. We sought an extension of the payment date to August 31, 2002 from John D. MacPherson, the grantor of the option, but were refused. Our business plan was to carry out exploration work on the Flint mineral claim in order to ascertain whether it possesses commercially developable quantities of gold, silver, lead or zinc. We now plan to search for other business opportunities or properties.

Option  Agreement

We entered into an option agreement dated July 15, 2000 with John D. MacPherson. Under the option agreement, we were granted the exclusive right and option to acquire a 100% interest in certain mineral claims in the Slocan Mining Division of the Province of British Columbia for a total consideration of $565,000 US plus the payment of exploration expenditures on the Flint mineral claim totaling $112,000 US. This option agreement was amended by mutual agreement of the parties on March 22, 2001, and was then amended again on June 29, 2001 to extend the date of a $10,000 payment from June 30, 2001 to September 1, 2001. A third amendment to the option agreement was executed by the parties on August 15, 2001 in which John D. MacPherson agreed to extend the date for payment of the $10,000 due on September 1, 2001 to December 31, 2001 in exchange for $500. All these option payments were timely made.

We recently did not make the $50,000 payment to John D. MacPherson which was due on June 30, 2002 in order to maintain our interest in the Flint Claim Group. As a result, we no longer hold any interest in the Property. A request for an extension of the payment due date to August 31, 2002 in order to permit us to complete Phase II of the work program recommended on the property prior to making the payment was refused. It was not practicable for us to complete the work program prior to June 30 because of snow conditions due to the high elevation of the property. Our geological consultant could not recommend that we make the required payment to maintain the option without the results of the completed second phase of the work program. Our directors elected not to make the payment based on the advice of the geological consultant and will seek another property or business opportunity for the Company.

The option agreement had provided that we have the right to terminate the agreement at any time for any reason.

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

Phase  II  Work  Conducted

Phase II was expected to have been completed at this time but it was not due to weather and our failure to make an option payment. It was not practicable for us to complete the work program prior to the June 30, 2002 payment on the property option because of snow conditions due to the high elevation of the property. Our geological consultant could not recommend that we make the required payment to maintain the option without the results of the completed second phase of the work program. However, since we did not make the option payment to John MacPherson as required by the option agreement, we currently hold no interest in the property.


RESULTS  OF  OPERATIONS

We did not earn any revenues during the nine-month period ending May 31, 2002. Since we are currently searching for a new business, we are unable to predict when we might generate revenues.
We incurred operating expenses in the amount of $54,105 for the nine-months ended May 31, 2002. This amount consisted primarily of professional fees in the amount of $19,062 and mineral property option payments in the amount of $10,000. We incurred operating expenses in the amount of $7,036 for the three-months ended May 31, 2002 versus $5,506 for the same period in 2001. These operating expenses were comprised of professional fees in the amount of $3,639, consulting fees of $3,000 and general and administrative expense of $397.

We incurred a loss of $54,105 for the nine-months ended May 31, 2002, and $39,093 for the nine-months ended May 31, 2001. Our net loss was attributable entirely to our operating expenses. From inception on May 26, 2000 to May 31, 2002, we incurred a loss of $146,380. Our net loss was attributable entirely to our operating expenses, which were comprised primarily of professional fees in the amount of $84,804.

FINANCIAL  CONDITION

Liquidity  and  Financial  Condition

We had cash of $810 as of May 31, 2002. This is insufficient to pay our current administrative expenses. At May 31, 2002 there was insufficient capital to complete phase two of our exploration program for the Flint mineral claim property.

PLAN  OF  OPERATIONS

With the loss of our interest in the Flint mineral claim, we now plan to pursue other business opportunities. We are currently searching for suitable opportunities. Any new business or property would likely require additional financing. We anticipate that additional funding will be in the form of equity financing from the private offering and sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. We believe that debt financing will not be an alternative. We do not have any arrangements in place for any future equity financing.

We believe that our cash reserves are also insufficient to meet our obligations for the next twelve-month period to pay for the legal and accounting expense of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. These expenses will be in addition to the cost of searching for and acquiring a new business opportunity.

If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing, we may decide to discontinue our current business plan and seek other business opportunities. In the event no other such opportunities are available, we may be forced to discontinue business.

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

     None

Item  5.  Other  Information

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS

     None

REPORTS  ON  FORM  8-K

Form 8-K filed July 9, 2002 announcing the Company did not make a $50,000 payment necessary to maintain the Company's interest in the Flint Group Claim.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

COYOTE VENTURES CORP.

Date:  July 12, 2002


By: /s/ Scott Houghton
    ---------------------------
    Scott Houghton,
    President