Form 10KSB
period 2002-08-31
COYOTE VENTURES CORP
filed 2002-12-16
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  August  31,  2002
                                    -----------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-33389
                               ---------

                              COYOTE VENTURES CORP.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


     NEVADA                                52-2268239
----------------                           ----------
(State  or  other  jurisdiction  of        (I.R.S.  Employer
incorporation  or  organization)           Identification  Number)

Suite  L-8,  601  W.  Broadway
Vancouver,  British  Columbia,  Canada     V5Z  4C2
--------------------------------------     --------
(Address  of  principal executive offices) (Zip Code)

Registrant's  telephone  number,
  including  area  code:                   (604)  608-3831
                                           ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:
100,000,000  common  shares  par  value  $0.001  per  share

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ending  August  31,  2002  were  $  0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 12, 2002 is $ 28,960,000.

The number of shares of the issuer's Common Stock outstanding as of August 31, 2002 is 12,025,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                    PART  I

Item  1.  Description  of  Business

OVERVIEW
--------

The Company is engaged in the business of developing medical devices to aid in the detection and localization of cancer. The Company's proprietary CERVeyorTM Technology will be incorporated in devices designed to allow direct viewing of induced tissue fluorescence to identify pathology through changes in the fluorescence signature of tissue as cancer develops. The Company acquired its technology in August of 2002 and entered into an option to acquire additional technology in September of 2002 all of which is more particularly described below under the heading "Acquisition of Technology". The Company's plan is to develop a low cost direct imaging device that will allow physicians to detect and localize cancer of the cervix with a degree of accuracy and cost level better than current diagnostic methods. In addition, the Company is investigating the possible utilization of its proprietary technology in the detection and screening of oral cancer.

HISTORY  OF  BUSINESS  OPERATIONS  OF  THE  COMPANY
---------------------------------------------------

The Company was incorporated under the laws of the state of Nevada on May 26, 2000. Prior to July of 2000, the Company's business activities were limited to organization and initial financing. The Company entered into an agreement dated July 15, 2000 (the "Option Agreement") with John MacPherson ("MacPherson"). Under the terms of the Option Agreement, the Company was granted an option to acquire the Flint Mineral Claim in the Slocan Mining Division of British Columbia, Canada. The terms of the Option Agreement required the Company to make certain payments and complete certain exploration work on the Flint Mineral Claim in order to exercise the Option, including the making of a $50,000 payment on June 30, 2002. Although the exploration work conducted by the Company on the Flint Mineral Claim was encouraging, the Company was not able, due to weather conditions, to complete sufficient exploration work to permit its geological consultant to recommend the making of the payment due June 30, 2002 and MacPherson was not willing it to extend the payment date with the result that the Company's option was terminated. Following termination of the Option, the Company acquired its CERVeyorTM Technology as described below.

CERVEYORTM  TECHNOLOGY
----------------------

The Company's proprietary CERVeyorTM Technology consists of a technology and apparatus for direct viewing of induced tissue fluorescence by a human viewer through an endoscope, the invention incorporating in the apparatus, the patent describing the invention and the technical information and know-how related to it. The technology is covered by United States Patent Number 6,110,106.

The CERVeyorTM Technology is based on the convergence of three areas of knowledge firstly understanding of the optical properties of tissue, secondly understanding of optics, spectral imaging and light sources for tissue illumination and thirdly, understanding of human vision. CERVeyorTM is based on the Company's patent, which was developed at the British Columbia Cancer Agency ("BCCA"). Researchers at the BCCA are internationally known for their work on the fluorescence signature of tissues.

ACQUISITION  OF  TECHNOLOGY
---------------------------

The Company acquired its CERVeyorTM Technology from Nicolas B MacKinnon (the "Vendor") by an agreement dated August 16, 2002 (the "Acquisition Agreement"). Under the terms of the Acquisition Agreement the Company paid $20,000 (the "Purchase Price") to the Vendor to acquire the CERVeyorTM Technology. The Purchase Price is subject to adjustment in the event that a tax assessment of the Vendor attributes a higher fair market value to the CERVeyorTM Technology acquired. The CERVeyorTM Technology is subject to a royalty of .75% in favor of the British Columbia Cancer Foundation. Under the terms of the Acquisition Agreement the Company would be required to re-convey the CERVeyorTM Technology to the Vendor if it failed to complete financing to raise net proceeds of $200,000 US within 90 days of the date of the Acquisition Agreement (which financing has been completed) and a further $800,000 US within 180 days of the date of the Acquisition Agreement (which is expected to be satisfied by this Offering).

The Company entered into an option agreement dated September 9, 2002 (the "Biomax Option Agreement") with Biomax Technologies (the "Optionor"). Under the terms of the Biomax Option Agreement the Company paid $20,000 to acquire an option to acquire United States Patent Number 6,021,344, a patent covering a fluorescence scope system for dermatologic diagnosis (the "ORALview Technology"). In order to exercise the option the Company must pay $180,000 US to the Optionor on or before January 30, 2003. The ORALview Technology is subject to royalties of 2.5% of gross revenues in favor of the British Columbia Cancer Agency and the original inventors consisting of a group of scientists and doctors working with the British Columbia Cancer Agency. The Company believes the ORALview Technology will assist in expanding the applications of the CERVeyorTM Technology particularly for oral cancer detection.

INTELLECTUAL  PROPERTY
----------------------


The Company's technology is proprietary and the Company relies on patent filings to protect its technology. The Company holds United States Patent # 6,110,106 issued August 29, 2000, which covers its CERVeyorTM Technology. The Company is in the process of preparing an application for a new patent covering colposcopic attachments to permit the use of its technology with a colposcope. In the event that the Company completes the exercise of its option to acquire the ORALview Technology the Company will acquire United States Patent # 6,021,344 issued February 1, 2000. The Company has also made filing with the United States Trademark office to protect the following trademarks:

1.     August  Biomedical


2.     CERVeyorTM  System

The Company is currently establishing appropriate confidentiality agreements and will require that all parties involved in the Company's technology development program enter into appropriate confidentiality agreements to provide additional protection for the Company's proprietary information.

CERVICAL  CANCER
----------------

Cervical cancer begins in the lining of the cervix, which is the lower part of the uterus. Cervical cancer is the second most common cancer in women in the world with 465,000 new cases and 200,000 deaths world wide each year. In 1998 approximately 4,900 women died in the United States of the disease. In most cases cervical cancer is preceded by a precancerous lesion that develops over many years. Only 10% of the pre-cancerous lesions develop into invasive cancers and between 40-60% go into remission spontaneously.

Worldwide cervical cancer is the second most common cancer in women exceeded only by breast cancer. In the United States cervical cancer is the third most common growth of the female genital tract. The American Cancer Society estimates that, in 2002, there will be approximately 13,000 cases of invasive cervical cancer (cancer that invades surrounding tissue) and 4,100 deaths in the United States.

In developed countries, with the advent of the Papanicolaou Test ("Pap smear") in the early 1970's, the incidence and mortality for invasive cervical cancer has declined significantly. Despite this, valuable resources continue to be wasted on the evaluation and treatment of lesions not likely to progress to cancer. Today approximately 50 million Pap smear examinations are performed in the United States and over $6 billion are spent annually in the evaluation and treatment of low-grade precursor lesions in the U.S.

In developing countries cervical cancer goes undetected because of the cost of the tests and the lack of trained personnel and resources to screen and diagnose the population. The incidence and mortality rates for cervical cancer are therefore considerably higher in developing countries and it has been estimated that approximately 80% of all cases occur. Worldwide approximately 370,000 cases occur annually and cervical cancer is the leading cause of cancer mortality in women in developing countries.


CERVICAL  CANCER  DETECTION  METHODS
------------------------------------

Papanicolaou  Test  (Pap  smear)
--------------------------------

The standard screening test for identifying cervical cancer is the Pap smear. In this test cells from the cervix are collected by scraping, thus obtaining specimens from areas at risk. Each specimen is placed on a glass slide and examined under a microscope for signs of abnormality. Approximately 5% of Pap smears performed in the U. S. annually showed abnormality and approximately 1% will have abnormality which requires some kind of follow up even though the risk of invasive cancer is low.

Studies of the efficacy of the Pap smear, estimate its sensitivity (ability to correctly identify those with the disease) to be 58% and its specificity (ability to correctly identify those without the disease) to be 69%. There are several reasons for the low sensitivity and specificity, including sampling error, laboratory error (including logging error), reading error, coding error, and storage error. There are also barriers to use of the Pap smear test by patients. Some patients do not have access to care, some patients have psychological barriers to care, and some patients have financial barriers to care. Evaluation of a Pap smear also takes a long time. Some labs report results in 2 weeks. The patient with an abnormal Pap is then scheduled for colposcopically directed biopsies, analysis of which takes another 2 weeks. Thus, the time from when the patient has the Pap smear until she has a final diagnosis is over 4 weeks and usually longer. Therefore, while the Pap smear is considered a good screening test, it can have low sensitivity and specificity, there are barriers to its use, and patients wait a long time for results.

Each year approximately 50 million women undergo Pap smears in the United States. The American College of Obstetrician and Gynecologists recommends annual Pap smears at the commencement of sexual activity. If negative, Pap smears may be performed at 1-3 year intervals, depending on the risk status of the individual patient. The level of risk depends on the age at first intercourse and the number of sexual partners of the patient herself and of her partner. Low risk patients would be those in a monogamous relationship with a low risk partner; those patients could be screened at less frequent intervals. Patients at higher risk should be screened annually.

If an inadequate smear is obtained, the patient is usually asked to return within a few months for a repeat smear. If the Pap test is normal, the patient is advised to return for a repeat smear at the recommended interval for her level of risk. If the Pap smear is abnormal, the current standard of care is to perform a colposcopy (described below).

The transition from initial tissue abnormality to cancer averages years, thus despite the low sensitivity few cancers are missed in women who receive annual screenings. However, due to the poor specificity, many women are unnecessarily referred for colposcopy resulting in considerable anxiety and cost.

Colposcopy
----------

Colposcopy is an examination to look at the surface of the vagina and cervix. During colposcopy, a physician uses a colposcope, a device that shines a light onto the surfaces of the vagina and cervix and magnifies the view 2 to 60 times the normal size. This magnification allows the physician to see abnormalities that would be missed by the naked eye. In addition, the physician may also apply acetic acid or iodine to the vagina and cervix with a swab to make areas of abnormal cells more visible. If abnormal areas of tissue are found during colposcopy the physician will usually biopsy the tissue for further examination by a pathologist to determine if the abnormality is cancerous or is likely to lead to cancer. If the results from colposcopy and biopsy are inconsistent with the results of a recent Pap smear, another biopsy sample may be taken.

Colposcopy has a reported sensitivity of 96% and a specificity of 48% thus biopsy is required to confirm diagnosis. This sensitivity allows for the detection of most cancers, but the specificity suggests many lesions are overcalled leading to many unnecessary biopsies.

Colposcopy requires increased clinician training and a higher skill level than that required for performing Pap smears, this has limited the performance of colposcopies, in the United States, primarily to gynecologists and has restricted its availability in developing countries throughout the world.

Human  Papillomavirues  (HPV's)
-------------------------------

HPVs are now recognized as the major cause of cervical cancer. HPVs are a group of more than 80 types of viruses. They are called papillomaviruses because certain types may cause warts, or papillomas, which are benign tumors. Of the more than 80 types of HPV's, there are more than 30 types that have the ability to infect the genital tract. These genital HPVs can be passed from one person to another through sexual intercourse.

Only certain types of the HPV's are associated with high risk for the development of cervical cancer,and these cause abnormal cell growths that usually appear flat and nearly invisible. Moreover, the natural history of how HPV infection progresses to cancer is poorly understood. HPV testing is being studied as a possible means of detecting pre-cancerous cervical lesions.
However, although HPV typing to identify women with oncogeneic strains may improve the future accuracy of the test and its role in directing follow-up, its current suitability for routine screening in asymptomatic women is limited by its poor predictive value, uncertain natural history, and due to the absence of an effective treatment, the lack of evidence that HPV screening affects clinical outcomes.

The screening and detection of cervical cancer could be vastly improved throughout the world by technologies that improve, automate, and decrease the length of time required and overall cost involved in the screening and detection process.

MARKET  AND  COMPETITION  FOR
CERVICAL  CANCER  DETECTION  TECHNOLOGY
---------------------------------------

Most women in the United States currently undergo annual cervical cancer screenings resulting in an estimated 50 million Pap smears annually. Using the average cost of $75.00 per screening procedure at least $3.75 billion is spent annually in the United States on screening.

It is estimated that approximately 5% of the Pap smear tests performed annually in the United States show abnormalities. Applying an estimated cost of $2400 per case it is estimated that $6 billion is spent annually on the diagnostic evaluation and treatment of these abnormalities.

Adding these rough estimates yields a total annual cost for the screening of cervical cancer and its precursors of over $9 billion in the United States.

The Company's plan is to position its cervical cancer detection device at a price point that makes it a reliable low cost alternative to traditional pap smear and colposcopy detection methods. Accordingly, it expects, if it is successful, that its product will replace these traditional detection methods as it gains market acceptance. During this period of technology transition it will be competing with current suppliers of traditional detection technology who tend to be large, established, well funded organizations who may have greater resources, financial and otherwise. The Company anticipates that once it proves the technology and obtains regulatory approvals, its most efficient route to get to the market will be to team up or joint venture with a traditional medical product supplier with the resources and contacts to allow it to compete with the established suppliers of traditional detection technology.

The Company is aware of a number of potential competitors who are working in the area of optic imaging and spectroscopy to develop cancer detection technology including the following:

     1. SpectRX (device using biophotonic technology to identify cancers and pre-cancers of the cervix.

     2. LifeSpex (device that utilizes light and computer imaging to detect cervical cancer).

     3. Polartechnics Ltd. (device using opto-electronic measurement of human tissue for use as adjunct to pap smear).

     4. MediSpectra (device using laser induced fluorescence, white light spatter spectroscopy and multivariate algorithm to classify tissue).

     5. Xillix (medical imaging technology that aid in early detection and localization of cancer).

The Company believes that each of these competitors' technologies would have selling prices considerably higher than its cervical cancer detection device due to their inherent designs requiring the utilization of expensive capital equipment.


ORAL  CANCER
------------

It is estimated that 30,000 people will be diagnosed with oral and pharyngeal cancer in 2002. Approximately 8,000 people will die from the disease this year and the disease has approximately a 50% mortality rate over 5 years.

Worldwide the problem is much greater, with over 350,000 to 400,000 new cases being diagnosed each year. The death rate associated with this cancer is particularly high due to the cancer being routinely discovered late in its development. Often it is only discovered when the cancer has metastasized to another location, most likely the lymph nodes of the neck. Prognosis at this stage of discovery is significantly worse than when it is caught in a localized area. Besides the metastasis, at these later stages, the primary tumor has had time to invade deep into local structures.

Oral cancer is particularly dangerous because it has a high risk of producing secondary tumors. Therefore, patients, who survive a first encounter with the disease, have up to a 20 times higher risk of developing a second cancer. This heightened risk of disease recurrence can last for 5 to 10 years after the first occurrence.

In addition, it can be difficult to monitor patients after treatment because the changes in the mouth, caused by the treatment itself (usually surgery or radiation), often resemble low-grade dysplasia which hampers assessment of the success of the therapy. There are several types of oral cancers, but 90% are squamous cell carcinomas.

In its early stages, oral cancer can go unnoticed. It can be painless, and little in the way of physical changes may be obvious. Detection is further complicated by the fact that there are so many benign tissue changes that occur normally in the mouth, and some things as simple as a bite on the inside of a patient's cheek may mimic the look of a dangerous tissue change.

As a result, many lesions are left for observation rather than biopsied and only discovered when the cancer has metastasized. Today there does not exist any single screening method for the detection of oral cancers. Detection is currently accomplished through normal dental examinations and if the dentist or doctor decides that an area is suspicious a biopsy is then performed.

The Company believes that its CERVeyorTM technology, when incorporated into convenient to wear goggles using the ORALview Technology, can provide significant screening and detection capabilities for oral cancer. The Company is currently in the early stages of investigating the utilization of its proprietary technology for this purpose.

MARKET  AND  COMPETITION  FOR  ORAL  CANCER  DETECTION  TECHNOLOGY
------------------------------------------------------------------

Squamous cell carcinoma of the oral cavity and pharynx accounts for over 30,000 cases per year in the United States with approximately 8,000 deaths per year. Worldwide 350,000 to 400,000 cases will be diagnosed. Oral cancer can be painless, and have little in the way of physical changes, which may be obvious.

Despite advances in surgical techniques, radiation therapy technology, and the addition of combined chemotherapy and radiation therapy to the treatment regimen, survival data has not shown appreciable change in decades. Five-year survival data reveal overall disease specific survival rates of approximately 50% although those that do survive often endure major functional, cosmetic, and psychological burden due to dysfunction of the ability to speak, swallow, breathe,  and  chew.

Early detection of oral and pharyngeal cancer, as with all cancers, is key to increasing the survival rate and the overall reduction in severity of complications resulting from the failure to identify the cancerous lesions early.

Today, no single screening method exists for the detection of oral cancers. Detection is currently accomplished through normal dental examinations followed by biopsy of suspicious lesions. Detection is further complicated due to the fact that there are so many benign tissue changes that occur normally in the mouth, and some things as simple as a bite on the inside of a patient's cheek may mimic the look of a dangerous tissue change.

Thus many cancers go undetected until they are in advanced stages of development and other non-cancerous lesions are subjected to biopsy procedures unnecessarily.

Including both generalists and specialists, there are over 100,000 dentists in the United States, each one seeing between 8 and 15 patients per day. If you include those patients who come to a practice and see someone other than the dentist, such as the hygienist, the number of patient visits is significantly higher. The American Dental Association states that 60% of the US population sees a dentist every year.

The performing of opportunistic cancer screenings of the existing patient population, which visits a dental office every day, would yield tens of thousand of opportunities to detect oral cancer in its earliest stages.

As development of the product continues the Company plans to enter into discussions with established firms currently marketing products in the North American dental market to establish sales and marketing strategies and possible joint ventures.

Follow  on  marketing  and  sales  activities  will  include  Europe  and  Asia.

The only competitive activity that the Company is currently aware of is that of Zila, Inc., a Arizona based pharmaceutical company. They currently sell ViziLite(TM), which is a disposable light for the identification of oral mucosal abnormalities. The product is a single use disposable that sells for approximately $16.50 each.

Zila, Inc. is also developing OraTest(TM), which is intended to provide a quicker, easier and less expensive method for detecting oral cancer by using a mouthwash to stain altered cells bright blue, clearly identifying trouble areas for biopsy. Zila has obtained or is in the process of obtaining several patents for these Tolonium Chloride ("toluidine blue") stains.

The Company claims to be the exclusive manufacturer of toluidine blue, which it asserts is required for the successful detection of oral cancer by OraTest.


Zila, Inc. has been under a significant amount of investigation concerning their accounting practices; a shareholder class action suit was filed against the Company in July 1999 for allegedly making false statements concerning the status of the OraTest product and its regulatory status with the FDA. The exact disposition of that class action suit is currently unknown.

We are unaware of any other direct competitive activity in the area of oral cancer detection and we believe that the August Biomedical technology, when commercialized, will provide a superior oral cancer screening and detection system to any currently known competitive activity.

REGULATORY  REQUIREMENTS
------------------------

The US Food and Drug Administration (FDA) regulates the development and use of drugs and medical devices in the United States. The Center for Devices and Radiological Health is responsible for assuring the safety and effectiveness of medical devices. All US based companies must have medical devices approved by the FDA if they wish to sell or export the devices to other countries. Most other nations have some equivalent process or entity for assuring safety and effectiveness of medial devices. In order to ensure safety and effectiveness the FDA also regulates the manufacture and labeling of devices to ensure that devices intended for use in health care meet good manufacturing practices.

There are several ways for a device to be approved for use by the FDA. It can be determined to be exempt from FDA requirements or it can be determined to be substantially equivalent to a device that was legally marketed prior to May 28, 1976. There are a variety of ways to prove substantial to previous device equivalency through the 510K process, but these are generally regarded as inappropriate for an innovative technology.

A draft guidance document circulated by the FDA, entitled In-Vivo Electro-optical Devices for the Detection of Cervical Cancer and Its Precursors, while not yet implemented, strongly suggests that the appropriate approval process for this type of device is to file a premarket approval application
(PMA). Premarket approval usually requires one or more clinical trials under an investigational device exemption (IDE) to prove safety and effectiveness of the technology. Because of the nature of the CERVeyorTM technology it may qualify for reclassification as a low risk device, but the company believes the only prudent course is to plan to conduct clinical trials to support a PMA.

The clinical trials to support a PMA, while a significant cost, also provide protection to the company and a barrier to entry for competitors, particularly competitors relying on computerized detection systems with complex algorithms and calibration requirements. The complexity of these systems makes the cost of verifying safety and effectiveness and the cost of producing them under the quality assurance requirements of the FDA very high, providing additional competitive advantages to the CERVeyorTM technology.

In Europe, the regulation of medical devices is not centralized in a single body such as the USFDA, but is a multifaceted system with roles for the European Commission, the private standards organizations, the fifteen Member States' competent authorities, and the notified bodies (private or public) those authorities designate to carry out conformity assessment functions. Thus, approval decisions (made by notified bodies) and enforcement (implemented by Member States with or without assistance from the notified bodies) are highly decentralized.

The Notified Bodies of the member states primarily intervene at the premarket stage and have responsibilities of a "public" nature, such as the granting, denying, or withdrawing certificates; requesting more information if needed; making unannounced visits to view quality assurance if needed; and supplying information directly to competent authorities despite contractual relationships with manufacturers. They define the type of medical device and to what standards it and the manufacturer must conform.

The competent authorities (private or public) within a member nation focus on the implementation, enforcement and post market documentation of a medical device. They undertake surveillance of the market, vigilance, decisions on classification and management of clinical investigations.

In the EU medical devices must conform to the Medical Device Directives. These are Acts of the EU that require medical devices of different types and risk levels to conform to particular requirements. Devices meeting these requirements are able to display the CE mark, allowing them to be sold in member countries. The most common standard for design assurance and quality management is EN46000. There are a range of general safety standards for medical devices and some specific medical device safety standards published by the IEC to which most devices are also required to conform.

In Canada, Health Canada requires a medical device manufacturer to be licensed and to have an ISO 13485 or ISO 13488 quality system certificate issued by a Canadian Medical Device Conformity Assessment Systems recognized registrar. Canada also has a Mutual Respect for Authority agreement with the EU and is in the process of further harmonizing requirements for manufacturers.


TECHNOLOGY  DEVELOPMENT  PLAN
-----------------------------

The Company's objective is to develop a device employing its CERVeyorTM technology that can initially replace colposcopy as the method of cervix examination following an abnormal pap smear result and ultimately replace the pap smear as the primary screening device for cervical cancer. The Company believes that its CERVeyorTM Technology will permit the development of a device that will allow screening for cervical cancer with greater sensitivity and/or specificity. The Company will also seek to develop an oral cancer screening device employing a combination of its CERVeyorTM Technology and the ORALview Technology. The first objective of the Company is to develop prototypes of its proposed devices. The Company in the early stages of prototype development of both cervical cancer and oral cancer detection devices. The current product development for the cervical cancer detection device is focused on the development of a proof-of-principle prototype. This prototype is a modification of a Zeiss colposcope that includes a light source to illuminate the tissue with blue excitation light and filtering elements to (i) separate the resulting fluorescence image into its constituent green and red components and
(ii)  enable  the  selective  attenuation  of  the  green  image.

Once the Company has completed its proof-of-principle prototype it intends to undertake a pilot study in Vancouver, BC, Canada of approximately 50 patients. The goal of the pilot study is to validate that the CERVeyorTM Technology can be used to provide the clinician with images of abnormal and normal cervix that rival traditional colposcopy methodology in their ability to identify areas of abnormality and sites for biopsy. Satisfactory performance of this clinical prototype device will be considered proof-of-principle and will initiate a further stage of product development.

Further product development after successful completion of a proof-of-principle study will depend on results of market research, regulatory strategy and insurance reimbursement issues which have yet to be determined and will be the subject of studies to be conducted by the Company.

The Company is planning on embarking on an extensive market research activity in the 1st quarter 2003 to further assess and define:

*    Current  issues  relating  to  the  screening  and detection of oral cancer
* Clinician reaction to the general concept of the August Biomedical screening technology
*    Product  design  criteria
*    Cost  considerations  and  price  sensitivities
*    Reimbursement/insurance  issues
*    Competitive  technologies  and  activities  in  the  market


RESEARCH  AND  DEVELOPMENT
--------------------------

The Company did not make any expenditures on research and development of its technology in its fiscal years ended August 31, 2001 and August 31, 2002. During the period from September 1, 2002 to November 30, 2002 the Company has expended approximately $150,000 on research and development of its CERVeyorTM and ORALview Technologies. Expenditures on research and development for the balance of the current fiscal year will depend on financing available to the Company. In the event that financing is available the Company's plans call for expenditures of approximately $1,200,000 on research and development of the CERVeyorTM Technology and $800,000 on research and development of the ORALview Technology.

INVESTMENT  RISKS
-----------------

An investment in our common stock involves a high degree of risk. If you are considering investing in our Company, you should carefully consider the risks described below and other risks inherent in doing business before investing in our common stock. If any of the following risks or other risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these or other risks.

The Companies products are in development and as such the Company has no current revenues and will incur losses for the foreseeable future.

We are currently initiating our business plan. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. We have not as yet generate revenues from operations. The development of our technology to the point necessary to achieve commercial viability will take a significant additional investment in capital. Accordingly, we will continue to incur losses for some time to come. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter.

If we are unable to raise the necessary funding, as required, to finalize the development of our products, complete necessary clinical trials and regulatory submissions, we may have to reduce the scope of, or cease, our operations.

As of August 31, 2002, we had cash on hand of $183,608. We project that we need to raise approximately $2,300,000 in order to execute our business plan over the next 12 months. We currently do not have any firm commitments for financing and we may not be able to obtain financing in which event it will be unlikely that we will be able to pursue our business operations. An immediate financial need is an option payment in the amount of $180,000 due on January 30, 2003. This payment must be made by the Company if the Company is to retain its rights to the ORALview technology. Obtaining financing for this and other purposes will depend upon a number of factors, including the market for financing medical technology startups and the attractiveness of our business plan to investors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Our products must all receive regulatory approval in the United States and foreign jurisdictions. If we are not successful in obtaining or maintaining such approvals the sale of our products and our ability to generate revenue would be impaired.

Our products cannot be used in the consumer markets until and unless they receive approval from applicable medical regulatory agencies. Obtaining the necessary approvals is a long and expensive process. There can be no assurance that the necessary approvals will ever be received. If we are not successful in obtaining the approvals needed in order to commercialize our technologies, it is likely that our business prospects will be significantly limited.

The manufacturing costs of our products are currently unknown and we cannot guarantee that those future costs will be such to allow acceptable customer pricing in the market.

At such time as we complete our clinical trials and obtain necessary government approvals to market our products to the public, it will be necessary to manufacture and distribute our products pursuant to costs schedules that will allow us to be competitive in the market and to generate a profit. Since our products are still in the testing and development stage, it is impossible for us to know at this time what the eventual costs of production will be. If our production costs are not competitive with the consuming markets at the time of production, it is unlikely our Company will be able to achieve profitability.

If we are unable to protect our proprietary technology, or to avoid infringing the rights of others, out ability to compete effectively will be impaired.

It is possible that proprietary technologies developed by the Company will be infringed by other providers in the medical products market. It is also possible that our technologies will be viewed as infringing on the technology rights of others. In either case, such developments could result in a loss of competitive position on our part or in expensive litigation. Any such developments could result in a loss of financial viability for the Company.

Our products may not provide the clinical results we are striving to achieve or perform at a level sufficient to make them viable in the market and achieve market acceptance.

Our products are still being developed and are yet to be clinically tested. Sales of our products will be based on convincing results from our clinical testing which may not be forthcoming to the extent that we anticipate. Failure to meet out clinical testing projections could result in, among other things:

     *   delayed  or  lost  revenues due to a delayed entrance into the market;
     *    negative  publicity  about  our  products;  or
     *    difficulty  in  obtaining  government  approvals.

The occurrence of any of the foregoing would impact our business in a negative manner and militate against any investors in the Company receiving a return on his or her investment.

We are dependent on key personnel, and if we are unable to retain these personnel, our business could be harmed.

The Company's future success depends significantly on the continued services and performance of its management. The Company's performance also depends on its ability to retain and motivate its key employees and consultants. The loss of the services of any of the Company's executive officers or other key employees or consultants could cause significant disruption in the Company's business. The Company has no long-term employment agreements with senior management other than Mr. Whitehead and does not currently maintain any "key person" life insurance.
The Company's future success also depends on its ability to identify, attract, hire, train, and motivate other highly skilled technical and managerial personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could impede our future success.

We  are  subject  to  product  liability  claims.

The medical products and treatment market is highly litigious and providers of medical technologies and products can be subject to expensive litigation. At the present time we do not have any product liability insurance. It is uncertain whether we will be able to obtain such insurance in the future when our products are marketed to the public. If the Company becomes subject to large product liability claims that are not covered by insurance, it could have a severe negative financial impact on the Company.

Our  markets  are  highly  competitive.

The medical equipment market is a always rapidly evolving and extremely competitive. The Company will be competing directly with other providers and developers of medical diagnostic products including cancer screening devices. Some of the Company's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company.

Because our officers and directors own a significant number of shares of our common stock, they may control all major corporate decisions, and our other stockholders may not be able to influence these decisions.

Our officers and directors own approximately 52% of the outstanding shares of our common stock. Accordingly, they will have the control necessary to determine the outcome of all corporate transactions or other matters, including the power to elect all of the directors. The interests of the officers and directors may differ from the interests of the other stockholders.

Item  2.  Description  of  Property

The Company rents 500 square feet of office and laboratory facilities on a month to month basis. The Company pays monthly rental for this space of $350. There is no written lease agreement with respect to this space. Management believes that if it became necessary to change its location, it would be able to locate new premises on terms acceptable to the Company.

Item  3.  Legal  Proceedings

The  Company  is  not  a  party  to  any  legal  proceedings.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There were no matters submitted to a vote of the shareholders during the fiscal year ended August 31, 2002. However, on December 6, 2002, the Company filed with the securities and exchange commission a definitive information statement on Schedule 14C for the purpose of informing the shareholders of the Company that action will be taken prior to year end upon the written consent of a majority of the shareholders of the Company to change the name of the Company to August Biomedical Corporation. A copy of the information statement was also mailed to all shareholders on or about December 6, 2002.

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market  Information

The common shares of the Company are listed on the OTC Bulletin Board under the symbol CYTV. The listing was obtained on May 16, 2002. An active market in the common shares of the Company has not developed to date though there has been limited trading. Due to the low volume of trades, major reporting services do not report trading activity prior to November, 2002. During November, 2002, the stock closed at between $5.00 and $6.90 on limited volume. On December 12, 2002, the stock closed at $6.40 on volume for the day of 22,000 shares.

At December 12, 2002 there were approximately 29 record holders of the Company's common stock.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     (1) we would not be able to pay our debts as they become due in the usual course of business; or

     (2)  our  total assets would be less that the sum of our total liabilities.

Recent  Sales  of  Unregistered  Securities

We completed a placement of 150,000 shares of our common stock pursuant to Regulation S of the 1933 Act on August 16, 2002. All shares were issued at a price of $0.50 per share. Accordingly, we received proceeds of $75,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers were given adequate access to sufficient information about the Company to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

We completed a placement of 300,000 shares of our common stock pursuant to Regulation S of the 1933 Act on August 30, 2002. All shares were issued at a price of $1.00 per share. Accordingly, we received proceeds of $300,000 from the offering. Each purchaser represented to us that the purchaser was a Non-US Person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificates issued in accordance with Regulation S. All purchasers were given adequate access to sufficient information about the Company to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.


Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Plan  of  Operations:
---------------------

The Company is currently in the development stage of its technology and has forecast the expenditure of approximately 2.5 million dollars during the next 12 months, primarily for the purpose of:

*    Expansion  of  its  internal management and research and development staff;

* Development of prototypes to provide proof of principal for both the cervical cancer and oral cancer detection systems;

*    Complete  exercise  of  the  option  for  ORALview  technology;

* Conducting pilot clinical studies and the initiation of a large multi-center clinical trial of the CERVeyor System in the United States and Canada; and

* Conducting pilot clinical studies and the initiation of a multi-center trial of its ORALview device in the United States and Canada.

Following successful completion of these clinical trials the Company will aggressively pursue strategic marketing partners for the worldwide sale and distribution of the Company's proprietary technology.

The Company does not anticipate purchasing any real property or significant equipment during the next 12 months. We plan on conducting our clinical studies in partnership with physicians who have an interest in our proprietary technology. Our clinical studies will be conducted in facilities available to those physicians.

At the present time we have only one employee and primarily further our business pursuits through the use of consultants. We anticipate hiring several key employees in early 2003. Additional employees will be hired upon the successful conclusion of our clinical studies and as our funding allows. We cannot determine at this time how soon additional employees will be hired.

At August 31, 2002, the Company had cash of $183,608. To meet the projected cash flow needs of the Company, the board of directors has approved the private placement of 3,000,000 million units at $2.00 per unit for total proceeds of $6,000,000. Each unit will consist of one share of common stock and one warrant to purchase one share of common stock at the exercise price of $3.00, subject to adjustment . The warrants will have an exercise term of 18 months. Until we obtain the use of proceeds from this private placement, we have sufficient capital to pursue our business plan for approximately 90 days.

Forward-Looking  Statements:
----------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item  7.  Financial  Statements


                        Index to the Financial Statements
                     As of August 31, 2002 and 2001 and for
          For Each of the Two Years in the Period Ended August 31, 2002
--------------------------------------------------------------------------------



Report  of  Independent  Auditors                                       F-1

Balance  Sheets,  August  31,  2002  and  2001                          F-2

Consolidated  Statements  of  Loss  and  Deficit                        F-3

Consolidated  Statement  of  Cash  Flows                                F-4

Consolidated  Statements  of  Shareholders'  Equity                     F-5

Notes  to  the  Financial  Statements                                   F-6

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                            AUGUST 31, 2002 AND 2001
                            (Stated in U.S. Dollars)

                                AUDITORS' REPORT



To  the  Shareholders  of
Coyote  Ventures  Corp.
(A  development  stage  company)

We have audited the consolidated balance sheets of Coyote Ventures Corp. (a development stage company) as at August 31, 2002 and 2001, and the consolidated statements of loss and deficit accumulated during the development stage, cash flows, and stockholders' equity for each of the two years then ended August 31, 2002, and for the period from inception, May 26, 2000, to August 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, and for the period from inception, May 26, 2000, to August 31, 2002, in accordance with United States of America generally accepted accounting principles.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $183,278 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver,  B.C.                                           /s/  Morgan & Company
November  5,  2002                                         Chartered Accountants

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------
                                                AUGUST  31
                                          2002            2001
--------------------------------------------------------------------------------
ASSETS

Current
  Cash                            $           183,608   $ 23,592
  Prepaid expenses                              1,554          -
                                  --------------------  ---------
                                              185,162     23,592
Equipment (Note 3)                             10,991          -
Intangible Asset (Note 4)                      20,000          -
                                  --------------------  ---------
                                  $           216,153   $ 23,592
================================================================================

LIABILITIES

Current
  Accounts payable and accrued
   liabilities                    $            49,591   $ 30,867

Loan Payable (Note 5)                               -     10,000
Promissory Note Payable
 (Note 6)                                           -     20,000
                                  --------------------  ---------

                                               49,591     60,867
                                  --------------------  ---------

STOCKHOLDERS' EQUITY

Capital Stock
  Authorized:
    100,000,000 Common shares,
    par value $0.001 per share

  Issued and outstanding:
    12,025,000 (2001 -
    11,575,000) Common shares                  12,025     11,575

  Additional paid-in capital                  417,975     43,425

Deficit Accumulated During
The Development Stage                        (183,278)   (92,275)
                                  --------------------  ---------

                                              246,722    (37,275)
                                  --------------------  ---------
Less:  Subscriptions Receivable               (80,160)         -
                                              166,562    (37,275)
                                  --------------------  ---------
                                  $           216,153   $ 23,592
================================================================================
Nature Of Operations (Note 1)

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------

                                                                  INCEPTION
                                                                    MAY 26
                                                YEARS ENDED         2000 TO
                                                 AUGUST 31         AUGUST 31
                                            2002          2001        2002
--------------------------------------------------------------------------------
Expenses
  Amortization                          $     1,331   $         -   $  1,331
  Consulting fees                            32,436        11,000     43,436
  General and administrative                 11,711           361     12,072
  Investor relations                          3,190             -      3,190
  Mineral property option
   payments                                  10,000           500     15,500
  Mineral property exploration
   expenditures                               4,000         6,908     12,273
  Professional fees                          27,500        55,084     93,243
  Stock transfer fees                           835           495      2,233
                                        -------------------------------------
Net Loss For The Period                      91,003        74,348   $183,278
                                                                    =========
Deficit Accumulated During
 The Development Stage,
 Beginning Of Period                         92,275        17,927
                                        --------------------------


Deficit Accumulated During
 The Development Stage,
 End Of Period                          $   183,278   $    92,275
==================================================================

Basic And Diluted Loss
 Per Share                              $     (0.01)  $     (0.01)
==================================================================

Weighted Average Number
 of Shares Outstanding                   11,581,250    11,575,000
==================================================================



                           COYOTE VENTURES CORP.
                      (A Development Stage Company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Stated in U.S. Dollars)




--------------------------------------------------------------------------------

                                                  INCEPTION
                                                    MAY 26
                               YEARS ENDED         2000 TO
                               AUGUST 31           AUGUST 31
                              2002       2001        2002
--------------------------------------------------------------------------------


Cash Flows From
 Operating Activity
  Net loss for the period   $(91,003)  $(74,348)  $(183,278)
  Item not involving cash:
    Amortization               1,331          -       1,331

Adjustments To Reconcile
 Net Loss To Net
 Cash Used By
 Operating Activity
  Prepaid expenses            (1,554)         -      (1,554)
  Accounts payable and
   accrued liabilities        (1,276)    20,818      29,591
  Loan payable                     -     10,000           -
  Promissory note payable          -     20,000           -
                            --------------------------------

                             (92,502)   (23,530)   (153,910)
                            --------------------------------


Cash Flows From
Financing Activity
  Share capital issued       264,840          -     349,840
                            --------------------------------


Cash Flows From
 Investing Activity
  Purchase of equipment      (12,322)         -     (12,322)
                            --------------------------------


Increase (Decrease) In
 Cash                        160,016    (23,530)    183,608

Cash, Beginning Of Period     23,592     47,122           -
                            --------------------------------
Cash, End Of Period         $183,608   $ 23,592   $ 183,608
============================================================

Supplemental Disclosure Of
 Cash Flow Information
  Accounts payable for
   patent cost accrued      $ 20,000   $      -   $  20,000
============================================================



                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 AUGUST 31, 2002
                            (Stated in U.S. Dollars)







                            COMMON STOCK
                    -----------------------------------
                                          ADDITIONAL
                                          PAID-IN
                     SHARES      AMOUNT   CAPITAL   DEFICIT     TOTAL
                    ----------------------------------------------------

Shares issued for
 cash at $0.001
 (May 2000)          7,500,000  $ 7,500  $      -  $       -   $  7,500

Shares issued for
 cash at $0.01
 (June 2000)         4,000,000    4,000    36,000          -     40,000

Shares issued for
 cash at $0.10
 (August 2000)          75,000       75     7,425          -      7,500

Net loss for
 the period                  -        -         -    (17,927)   (17,927)
                    ----------------------------------------------------


Balance,
 August 31, 2000    11,575,000   11,575    43,425    (17,927)    37,073

Net loss for
 the year                    -        -         -    (74,348)   (74,348)
                    ----------------------------------------------------


Balance,
 August 31, 2001    11,575,000   11,575    43,425    (92,275)   (37,275)

Shares issued for
 cash at $0.50
 (August 2002)         150,000      150    74,850          -     75,000

Shares issued for
 cash at $1.00
 (August 2002)         300,000      300   299,700          -    300,000

Net loss for
 the year                    -        -         -    (91,003)   (91,003)
                    ----------------------------------------------------


Balance,
 August 31, 2002    12,025,000  $12,025  $417,975  $(183,278)  $246,722
                    ====================================================




                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



1.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated in the State of Nevada, U.S.A., on May 26, 2000.

b)     Development  Stage  Activities

Coyote Ventures Corp. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No.
7. The Company is engaged in the business of developing technology related to cancer imaging systems.

In prior years, the Company had been primarily engaged in the acquisition and exploration of mining properties, and was classified as an exploration stage company.

Subsequent to August 31, 2002, the Company incorporated a wholly-owned British Columbia subsidiary, August Research Corp., to complete the development of the technology.

c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $183,278 for the period from May 26, 2000 (inception) to August 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES

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

b)     Equipment

Equipment is recorded at cost. Amortization of office equipment and laboratory equipment is calculated on a straight-line basis at annual rates of 30% and 20% respectively.

c)     Intangible  Asset

The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to an asset's carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using the discounted cash flow method. The Company has not amortized intangible assets as operations have not commenced.

d)     Use  of  Estimates

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

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

e)     Foreign  Currency  Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

     i)   monetary  items  at  the  rate  prevailing  at the balance sheet date;
     ii)  non-monetary  items  at  the  historical  exchange  rate;
     iii) revenue and expense at the average rate in effect during the applicable accounting period.

f)     Stock  Based  Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

g)     Income  Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

h)     Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 30, 2002, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

I)     Mineral  Property  Option  Payments  and  Exploration  Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

j)     Recent  Accounting  Pronouncements

In August 2001, the FASB issued SFAS No. 143 - "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. The Company is required to adopt SFAS No. 143 on September 1, 2002, and it does not believe the adoption of SFAS No. 143 will have a material effect on its financial statements.

In October 2001, the FASB issued SFAS No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. The Company is required to adopt SFAS No. 144 on September 1, 2002, and it does not believe the adoption of SFAS No. 144 will have a material effect on its financial statements.


3.     EQUIPMENT

                                         2002          2001
                                    ------------------------
Office  equipment                   $     2,481     $     -
Laboratory  equipment                     9,841           -
                                    ------------------------
                                         12,322           -
Less:  Accumulated  amortization         (1,331)          -
                                    ------------------------

                                    $     10,991     $    -
                                    ------------------------

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



4.     INTANGIBLE  ASSET

Pursuant to a sale agreement dated August 16, 2002, the Company acquired a United States Patent for direct viewing of induced tissue fluorescence by a human viewer through an endoscope (the "Technology"). The Technology is subject to a royalty of 0.75% in favour of the British Columbia Cancer Foundation.

In addition, the acquisition is subject to a provision requiring the Company to return the Technology to the vendor should the Company fail to complete financing to raise net proceeds of $200,000 within 90 days of the agreement, and a further $800,000 within 180 days of the agreement. The Company has fulfilled the first provision by completing a private placement of 300,000 common shares at $1.00 per share prior to year end.


5.     LOAN  PAYABLE

The loan payable represents an advance by a party related to an officer of the Company. The loan is interest free and has no specific terms of repayment.


6.     PROMISSORY  NOTE  PAYABLE

The promissory note bears interest at 5% per annum and is repayable in full on or before December 31, 2002. The note is due to a party related to an officer of the Company.


7.     CONTINGENCY

Intangible  Asset

The Company's intangible asset has been acquired pursuant to a sale agreement subject to certain financing conditions. In order to retain its interest, the Company must satisfy the terms of the sale agreement described in Note 4.


8.     MINERAL  PROPERTY  INTEREST

During the year, the Company held an option agreement to acquire a 100% interest in a mineral claim block located in the Slocan Mining Division of British Columbia, Canada, for consideration consisting of staged cash payments ($15,500 paid), and exploration expenditures totalling $677,000 ($12,273 paid) by December 31, 2002.

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            AUGUST 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



8.     MINERAL  PROPERTY  INTEREST  (Continued)

The option agreement was terminated on June 30, 2002. The Company is no longer pursuing mineral exploration activities and has focused on developing new business opportunities.


9.     RELATED  PARTY  TRANSACTIONS

During the year ended August 31, 2002, the Company incurred consulting expenses of $18,423 (2001 - $11,000) to directors and officers.

As at August 31, 2002, the Company has $23,460 (2001 - $11,000) in accounts payable owing to a director and officer.


10.     SUBSEQUENT  EVENTS

Subsequent to August 31, 2002, the Company adopted a stock option plan (the "Plan") pursuant to which the directors may grant a maximum of 1,736,250 common stock options to officers, key employees and consultants. The Company granted 1,735,000 fully vested incentive stock options allowing the holders to purchase one common share of the Company at $2.50 per share for a term expiring September 9, 2004.

Subsequent to August 31, 2002, the Company entered in an option agreement to acquire certain patents for cash consideration of $20,000 upon signing, and $180,000 by January 30, 2003.

Subsequent to August 31, 2002, the Company received payment of the $70,160 in subscriptions receivable at August 31, 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.


                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.



Name                    Age        Position (1)       Since
--------                -------    ----------------  -------
Scott C. Houghton       34         President and         2000
                                   Director

John Manker             34         Vice-President and    2000
                                   Director

Korina Houghton         34         Secretary/treasurer   2002
                                   and Director

Peter Whitehead         33         Vice-President and    2002
                                   Director

Arnold Howardson.       57         Senior Vice-President 2002




(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

Scott C. Houghton. Scott C. Houghton was appointed as a director and as president on May 26, 2000. Mr. Houghton holds a Mechanical Engineering degree from the University of New Brunswick. From December 1997 to May 2000, Mr. Houghton was the president and a director of Universal Domains Incorporated (formerly Four Crown Foods Inc.) a wholesale distributor of seafood products and public company that trades on the OTC Bulletin Board. From March 1995 to September 1997, Mr. Houghton worked as the vice president of corporate relations for A.A.N. Holdings, Ltd, a corporate management company. Besides his work with Coyote since May of 2000, Mr. Houghton has been working as an unpaid campaign coordinator for the Liberal Party in Canada and managing his personal investment portfolio.

John Manker. John Manker was appointed as a director and vice-president on May 27, 2000. From September 2000 to the present time, Mr. Manker has been employed as an telecommunications technician at Lucent Technologies. A telecommunications technician acts as a systems integrator, working with software, hardware and data lines used in telecommunications. From February 2000 to September 2000, Mr. Manker was a telecommunications technician for Teksystems Inc. From September 1997 to December 1999, Mr. Marker was a student at University of Western Washington, receiving his degree in economics and telecommunications. From December 1995 to August 1997, Mr. Manker was a project mine manager with Arimex International Mining Corp.

Korina Houghton. Korina Houghton received her Bachelor of Science Degree from the University of New Brunswick in 1993 and has held a number of communications and environmental planning positions throughout British Columbia. In addition, she is active in a number of charitable foundations and established The Foundation of Hope for Children's Hospitals, a BC based charity, in 1998.

Peter Whitehead. Peter Whitehead brings several years of experience in cancer research and biophysics with the British Columbia Cancer Association (BCCA) combined with expertise in biomedical product development in the field of cardiology. He has been published in Circulation, the world's largest peer-review cardiology journal, has invented and patented fluorescence image based cardiac transplant rejection monitor products, and was the founder of Biomax Technologies, a BC based medical device company focused on the detection of rejection in transplanted hearts.

Arnold Howardson. Arnold Howardson is Senior Vice-President of the Company and has served in this capacity since October 16, 2002. For the past 25 years Mr. Howardson has been the president of Olympic Power and Engineering Corp.

Section  16(A)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:
                                   Number    Transactions   Known Failures
                                   Of late   Not Timely     To File a
Name and principal position        Reports   Reported       Required Form
---------------------------        -------   ------------   --------------

Scott  C.  Houghton                   2            0             0
John  Manker                          1            0             0
Korina  Houghton                      3            0             0
Peter  Whitehead                      0            0             0
Arnold  Howeardson                    0            0             0

Item  10.  Executive  Compensation

There was no compensation paid to any officer or director during the fiscal year ended August 31, 2002, nor prior to that time since inception.

The Company has entered into a three year employment contact with Peter Whitehead. Under the contract, Mr. Whitehead will receive a $5,000 per month consulting fee for the first six months. For the second six months of the contract he will be paid a salary based on an annualized rate of $150,000. Thereafter he will be paid a salary based on an annualized rate of $175,000. The salary is subject to annual review based on performance but the salary will not be reduced below the rates stated above.

The Company may negotiate compensation arrangements with other officers as its business develops.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table sets forth as of November 7, 2002, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Coyote Ventures, were beneficially owned by (i) each person who is currently a director of Coyote Ventures, (ii) each executive officer, (iii) all current directors and executive officers of Coyote Ventures as a group and (iv) each person who, to the knowledge of Coyote Ventures is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


                                           Name  and  address       Amount  of             Percent
Title of class                             of beneficial owner      beneficial ownership   of class(1)
--------------------------------------  --------------------------  ---------------------  -----------
Common Stock                            Scott C. Houghton             2,780,000 shares(2)     22.7%(3)
                                        1201 West Pender Street
                                        Suite 202
                                        Vancouver, BC  V6E 2V2

Common Stock                            John Manker                      60,000 shares(4)     00.5%(3)
                                        Box 73575
                                        1014 Robson Street
                                        Vancouver, BC  V6E 4L9

Common Stock                            Korina Houghton               2,780,000 shares(5)     22.7%(3)
                                        1238 Melville Street, Suite 1205
                                        Vancouver, BC  V6E 4N2




Common Stock                            Arnold Howardson              2,100,000 shares(6)     17.2%(3)
                                        6131 Greenwood Place
                                        Nanaimo, BC  V9V 1K6

Common Stock                            Peter Whitehead               1,675,000 shares(7)     13.7%(3)
                                        2440 Queens Avenue
                                        West Vancouver, BC  V7V 2Y6

Common Stock                            Nick MacKinnon                1,700,000 shares(8)     13.9%(3)
                                        2267 Marstrand Avenue
                                        Vancouver, BC  V6K 2H8

Common Stock                            All Officers and Directors    6,615,000 shares(9)    52.4%(10)
                                        as a Group that consists of
                                        five people



(1) The percent of class is based on 12,025,000 shares of common stock issued and outstanding as of November 7, 2002.
(2) Of the shares represented, 2,500,000 are in the name of Scott C. Houghton and 60,000 shares are in the name of his wife, Korina Houghton, of which he is deemed to be the beneficial owner. Also in the number of shares represented, 220,000 represent options to purchase common shares. Of these options, 195,000 are held in the name of Scott C. Houghton and 25,000 are held in the name of Korina Houghton.
(3)  Percentage  is  calculated  assuming  the options beneficially held by this securities  holder  (but  only  this  holder)  have  been  exercised.
(4) Of the shares represented, 50,000 are held by Mr. Manker outright and 10,000 represent options to purchase common shares.
(5) Of the shares represented, 60,000 are in the name of Korina Houghton and 2,500,000 shares are in the name of her husband, Scott C. Houghton, of which she is deemed to be the beneficial owner. Also in the number of shares represented, 220,000 represent options to purchase common shares. Of these options, 25,000 are held in the name of Korina Houghton and 195,000 are held in the name of Scott C. Houghton.
(6) Of the shares represented, 1,900,000 are held by Mr. Howardson outright and 200,000 represent options to purchase common shares.
(7) Of the shares represented, 1,500,000 are held by Mr. Whitehead outright and 175,000 represent options to purchase common shares.
(8) Of the shares represented, 1,500,000 are held by Mr. MacKinnon outright and 200,000 represent options to purchase common shares.
(9) Of the shares represented, 6,010,000 are held outright and 605,000 represent options to purchase common shares. The shares and options held by Scott C. Houghton and Korina Houghton have only been included once, even though they are the beneficial holder of the securities of the other.

(10) Percentage is calculated assuming the options held by the officers and directors have been exercised.

Item  12.  Certain  Relationships  and  Related  Transactions

There have been no transactions by the Company within the last two years where a director, officer or shareholder of the Company, had a direct or indirect interest other than the following:

On September 9, 2002, the Company granted incentive stock options to its officers and directors as follows:

Name                                  Options  Granted
----                                  ----------------

Scott  C.  Houghton                    195,000
John  Manker                            10,000
Korina  Houghton                        25,000
Peter  Whitehead                       175,000
Arnold  Howardson                      200,000

Each option is for the purchase of one share of common stock of the Company at the exercise price of $2.50 per share. The options expire on September 6, 2004.

On August 16, 2002, Korina Houghton, a director and executive officer of the Company purchased 60,000 shares of common stock of the Company at the purchase price of $0.50 per share in a Regulation S offering of the Company.

On August 16, 2002, Mr. Nick MacKinnon, a shareholder of the company owning in excess of 10% of the issued and outstanding common shares of the Company, transferred to the Company certain surveyor technology in exchange for $20,000 which has been paid to Mr. MacKinnon by the Company. Mr. MacKinnon has also obtained 1,500,000 shares of common stock of the Company from a director of the Company. On September 9, 2002, the Company granted incentive stock options to Mr. MacKinnon. Each option is for the purchase of one share of common stock at the exercise price of $2.50 per share. The options expire on September 6, 2004.

                                     PART IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

(a)  Reports  on  Form  8-K

On July 9, 2002, the Company filed a Report on Form 8-K announcing under Item 2 of that report that the Company did not make the $50,000 payment to John D. MacPherson which was due on June 30, 2002 in order to maintain the Company's interest in the Flint Claim Group. As a result the Company no longer holds any interest in the mining prospect.

On August 30, 2002, the Company filed a Report on Form 8-K announcing under Item 2 of that report that the Company had acquired an interest in the medical imaging technologies described elsewhere in this Form 10-KSB.

(b)  Exhibits

EXHIBIT
NUMBER     DESCRIPTION
----------------------------
3.1     Articles  of  Incorporation  (1)
3.2     Amended  By-Laws  (1)
4.1     Share  Certificate  (1)
10.1    Sale  of  Technology  Agreement  (2)
10.2    Option  Agreement  dated  September  9,  2002
10.3    BCCA  Royalty  Agreement
19.1    Definitive  Information  Statement  on  Schedule 14C (3)
99.1    Certification  of  Chief  Executive  Officer pursuant  to  18  U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2    Certification  of  Chief  Financial  Officer pursuant  to  18  U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously filed as an exhibit to the Company's Form SB-2/A on November 28, 2001.
(2) Previously filed as an exhibit to the Company's Form 8-K on August 30, 2002.
(3) Previously filed with the Securities and Exchange Commission on December 6, 2002.


Item  14.  Controls  and  Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Scott C. Houghton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Coyote  Ventures  Corp.,  a  Nevada  Corporation

                   By: /s/ Scott  C.  Houghton
                       ----------------------------------------
                       Scott  C.  Houghton,  President
                       Date:  December  13,  2002

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Scott  C.  Houghton
-----------------------------------------
Scott  C.  Houghton                       Date:     December  13,  2002
Principal  Executive  Officer,
Principal  Accounting  Officer,
and  Director


/s/ Korina  Houghton
-----------------------------------------
Korina  Houghton                          Date:     December  13,  2002
Principal  Financial  Officer
Director

/s/ Peter  Whitehead
-----------------------------------------
Peter  Whitehead                          Date:     December  13,  2002
Director

                                 CERTIFICATIONS

I,  Scott  C.  Houghton,  certify  that;

(1)  I  have reviewed this annual report on Form10-KSB of Coyote Ventures Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December  13,  2002    /s/ Scott  C.  Houghton
                               _______________________________
                               Scott  C.  Houghton
                               Principal  Executive  Officer

                                 CERTIFICATIONS

I,  Korina  Houghton,  certify  that;

(1)  I  have reviewed this annual report on Form10-KSB of Coyote Ventures Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December  13,  2002          /s/ Korina  Houghton
                                    _______________________________
                                    Korina  Houghton
                                    Principal  Financial  Officer