Form 10QSB
period 2002-11-30
COYOTE VENTURES CORP
filed 2003-01-21
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  quarterly  period  ended  November  30,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period                 to


          Commission  File  Number          000-33389
                                            ---------

                          AUGUST BIOMEDICAL CORPORATION
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                     52-2268239
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)

SUITE  L-8,  601  W.  BROADWAY
VANCOUVER,  BRITISH  COLUMBIA,  CANADA     V5Z  4C2
----------------------------------------   ---------
(Address of principal executive offices)   (Zip Code)

Issuer's  telephone  number,
 including  area  code:                    (604)  608-3831
                                           ---------------

                         COYOTE  VENTURES  CORP.
                         -----------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,025,000 Shares of Common Stock outstanding as of November 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2002 are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)


                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                                NOVEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------

                              NOVEMBER 30    AUGUST 31
                                     2002        2002
-------------------------------------------------------
                                  (Unaudited) (Audited)

ASSETS

Current
  Cash                            $ 112,262   $ 183,608
  Advances receivable                 1,500           -
  Prepaid expenses                    1,088       1,554
                                  ----------  ----------

                                    114,850     185,162
Equipment (Note 4)                   25,500      10,991
Intangible Assets (Note 5)           40,000      20,000

                                  ----------  ----------

                                  $ 180,350   $ 216,153
=========================================================



LIABILITIES

Current
  Accounts payable and
  accrued liabilities             $  36,590   $  49,591
  Due to shareholder                 20,000           -
                                  ----------  ----------
                                     56,590      49,591
                                  ----------  ----------


STOCKHOLDERS' EQUITY

Capital Stock
  Authorized:
    100,000,000 Common shares,
    par value $0.001 per share

  Issued and outstanding:
    12,025,000 Common shares         12,025      12,025

  Additional paid-in capital        417,975     417,975

Deficit Accumulated During The
Development Stage                  (306,240)   (183,278)
                                  ----------  ----------

                                    123,760     246,722
Less:  Subscriptions Receivable           -     (80,160)
                                  ----------  ----------
                                    123,760     166,562
                                  ----------  ----------
                                  $ 180,350   $ 216,153
=========================================================


Nature Of Operations (Note 2)


                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                                            INCEPTION
                                                               MAY 26
                                       THREE MONTHS ENDED     2000 TO
                                          NOVEMBER 30     NOVEMBER 30
                                      2002          2001         2002
                                   -----------------------------------
                                           2002          2001       2002
                                     -----------------------------------
Expenses
  Amortization                      $       916   $         -   $  2,247
  Consulting fees                        50,906        13,000     94,342
  General and administrative             18,830           413     30,902
  Investor relations                     20,132             -     23,322
  Mineral property option payments            -             -     15,500
  Mineral property exploration
   expenditures                               -         4,000     12,273
  Professional fees                      31,379         3,797    124,622
  Stock transfer fees                       799             -      3,032
                                    -------------------------------------
Net Loss For The Period                 122,962        21,210   $306,240
                                                                =========


Deficit Accumulated During
 The Exploration Stage,
 Beginning Of Period                    183,278        92,275
                                      ------------------------
Deficit Accumulated During
 The Exploration Stage,
 End Of Period                      $   306,240   $   113,485
==============================================================

Basic And Diluted
 Loss Per Share                     $     (0.01)  $     (0.01)
==============================================================


Weighted Average Number
 of Shares Outstanding               12,025,000    11,575,000
==============================================================



                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)






--------------------------------------------------------------

                                                    INCEPTION
                                                       MAY 26
                               THREE MONTHS ENDED     2000 TO
                                  NOVEMBER 30     NOVEMBER 30
                                2002       2001        2002
--------------------------------------------------------------
Cash Flows From Operating
 Activity
  Net loss for the period    $(122,962)  $(21,210)  $(306,240)
  Item not involving cash:
  Amortization                     916          -       2,247

Adjustments To Reconcile
 Net Loss To Net Cash
 Used By Operating Activity
  Prepaid expenses                 466          -      (1,088)
  Advances receivable           (1,500)         -      (1,500)
  Accounts payable and
   accrued liabilities         (13,001)     1,046      36,590
                             ---------------------------------

                              (136,081)   (20,164)   (269,991)
                             ---------------------------------


Cash Flows From
 Financing Activity
  Share capital issued          80,160          -     430,000
  Advances from shareholder     20,000          -      20,000
                             ---------------------------------


                               100,160          -     450,000
                             ---------------------------------


Cash Flows From
 Investing Activity
  Purchase of equipment        (15,425)    (2,481)    (27,747)
  Patent acquisitions          (20,000)         -     (40,000)
                             ---------------------------------

                               (35,425)    (2,481)    (67,747)
                             ---------------------------------



(Decrease) Increase In
 Cash                          (71,346)   (22,645)    112,262

Cash,
 Beginning Of Period           183,608     23,592           -
                             ---------------------------------

Cash,
 End Of Period                $ 112,262   $    947   $ 112,262
===============================================================

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                NOVEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------

                                     COMMON STOCK
                          ---------------------------------
                                                ADDITIONAL
                                                PAID-IN

                           SHARES      AMOUNT   CAPITAL   DEFICIT     TOTAL
--------------------------------------------------------------------------------


Shares issued for
 cash at $0.001
 (May 2000)                 7,500,000  $ 7,500  $      -  $       -   $   7,500


Shares issued for
 cash at $0.01
 (June 2000)                4,000,000    4,000    36,000          -      40,000

Shares issued for
 cash at  $0.10
 (August 2000)                 75,000       75     7,425          -       7,500

Net loss for the period             -        -         -    (17,927)    (17,927)
                          ------------------------------------------------------
Balance,
 August 31, 2000           11,575,000   11,575    43,425    (17,927)     37,073

Net loss for
 the year                           -        -         -    (74,348)    (74,348)
                          ------------------------------------------------------
Balance,
 August 31, 2001           11,575,000   11,575    43,425    (92,275)    (37,275)

Shares issued for
 cash at $0.50
 (August 2002)                150,000      150    74,850          -      75,000

Shares issued for
 cash at $1.00
 (August 2002)                300,000      300   299,700          -     300,000

Net loss for
 the year                           -        -         -    (91,003)    (91,003)
                          ------------------------------------------------------
Balance,
 August 31, 2002           12,025,000   12,025   417,975   (183,278)    246,722

Net loss for
 the period                         -        -         -   (122,962)   (122,962)
                          ------------------------------------------------------
Balance,
 November 30, 2002        12,025,000  $12,025  $417,975  $(306,240)  $ 123,760
                          ======================================================


                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of November 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2002 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

The  Company  was  incorporated in the State of Nevada, U.S.A., on May 26, 2000.

b)     Development  Stage  Activities

Coyote Ventures Corp. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No.
7. The Company is engaged in the business of developing technology related to cancer imaging systems and conducts business under the name "August Biomedical Corporation".

During the period ended November 30, 2002, the Company incorporated a wholly-owned British Columbia subsidiary, August Research Corp., to complete the development of the technology.

In prior years, the Company had been primarily engaged in the acquisition and exploration of mining properties, and was classified as an exploration stage company.

c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     NATURE  OF  OPERATIONS  (Continued)

c)     Going  Concern  (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $306,240 for the period from May 26, 2000 (inception) to November 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Coyote-Flint Exploration Corp. and August Research Corp., both British Columbia corporations.

b)     Equipment

Equipment is recorded at cost. Amortization of office equipment and laboratory equipment is calculated on a straight-line basis at annual rates of 30% and 20% respectively.

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


4.     EQUIPMENT


                              NOVEMBER 30     AUGUST 31
                                   2002      2002
                              -------------------------
Office equipment                 $ 2,481   $    2,481
Laboratory equipment              25,265        9,841
                              -----------------------
                                  27,746       12,322
Less:  Accumulated amortization   (2,246)      (1,331)
                              -------------------------

                                 $25,500   $   10,991
                              =========================


                              COYOTE VENTURES CORP.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                                   (Unaudited)
                            (Stated in U.S. Dollars)



5.     INTANGIBLE  ASSETS

(i) Pursuant to a sale agreement dated August 16, 2002, the Company acquired a United States Patent for direct viewing of induced tissue fluorescence by a human viewer through an endoscope (the "Technology"). The Technology is subject to a royalty of 0.75% in favour of the British Columbia Cancer Foundation.

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

(ii) The Company entered in an option agreement to acquire certain patents for cash consideration of $20,000 upon signing, and $180,000 by January 30, 2003.


6.     CONTINGENCY

Intangible  Asset

The Company's intangible asset has been acquired pursuant to a sale agreement subject to certain financing conditions. In order to retain its interest, the Company must satisfy the terms of the sale agreement described in Note 5.


7.     STOCK  OPTION  PLAN

The Company adopted a stock option plan (the "Plan") pursuant to which the directors may grant a maximum of 1,736,250 common stock options to officers, key employees and consultants. The Company granted 1,735,000 fully vested incentive stock options allowing the holders to purchase one common share of the Company at $2.50 per share for a term expiring September 9, 2004.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

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

At November 30, 2002, the Company had cash of $112,262. To meet the projected cash flow needs of the Company, the board of directors has approved the private placement of 3,000,000 millions units at $2.00 per unit for total proceeds of $6,000,000. Each unit will consist of one share of common stock and one warrant to purchase one share of common stock at the exercise price of $3.00, subject to adjustment. The warrants will have an exercise term of 18 months. Until we obtain the use of proceeds from this private placement, we have sufficient capital to pursue our business plan for approximately 90 days.




FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Scott
C. Houghton and Chief Financial Officer, Ms. Korina Houghton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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



PART  II  -  OTHER  INFORMATION


Item  1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended November 30, 2002.

Item  3.  Defaults  upon  Senior  Securities

None.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

On December 6, 2002, the Board of Directors of Coyote Ventures Corp., a Nevada corporation ("Coyote Ventures"), furnished an information statement to stockholders to inform them of proposed majority shareholder action to amend the Articles of Incorporation of the Company for the purpose of changing the name of Coyote Ventures Corp. to August Biomedical Corporation. Shareholder action approving the name change was taken on or about December 26, 2002.


Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.



EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  SB


--------------------------------------------------------------------------------
Exhibit   ----------------------------------------------------------------------
Number    Description of Exhibit
--------  ----------------------------------------------------------------------
 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

 99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
--------------------------------------------------------------------------------

(1)       Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
(2)       Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended November 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST  BIOMEDICAL  CORPORATION

Date:     January  21,  2003



By:  /s/ Scott C. Houghton
    ---------------------------
     Scott C. Houghton
     President
     Principal  Executive  Officer
     Principal  Accounting  Officer

                                 CERTIFICATIONS

I,  Scott  C.  Houghton,  certify  that;

(1) I have reviewed this quarterly report on Form10-QSB of August Biomedical Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   January  21,  2003         /s/ Scott C. Houghton
                                   ___________________________________
                                   Scott  C.  Houghton
                                   Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Korina  Houghton,  certify  that;

(7) I have reviewed this quarterly report on Form10-QSB of August Biomedical Corporation;

(8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(10) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(11) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(12) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   January  21,  2003         /s/ Korina Houghton
                                   ___________________________________
                                   Korina Houghton
                                   Chief  Financial  Officer