Form 10QSB
period 2003-02-28
AUGUST BIOMEDICAL CORP
filed 2003-04-21
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended  February  28,  2003

[   ]    Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
         Act  of  1934

         For  the  transition  period              to


            Commission  File  Number          000-33389
                                              ---------

                          AUGUST BIOMEDICAL CORPORATION
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                    52-2268239
-------------------------------           ----------
(State or other jurisdiction of           (IRS Employer
incorporation  or  organization)          Identification No.)

SUITE L-8, 601 W. BROADWAY
VANCOUVER, BRITISH COLUMBIA, CANADA       V5Z  4C2
------------------------------------      ------------
(Address of principal executive offices)  (Zip  Code)

Issuer's telephone number, including area code:     (604)  608-3831
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,065,000 Shares of Common Stock outstanding as of February 28, 2003.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2003 are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)


                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                          AUGUST BIOMEDICAL CORPORATION

                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

                       CONSOLIDATED INTERIM BALANCE SHEET
                            (Stated in U.S. Dollars)




---------------------------------------------------------
                                  FEBRUARY 28   AUGUST 31
                                     2003         2002
---------------------------------------------------------
                                  (Unaudited)   (Audited)
ASSETS

Current
  Cash                            $  79,777   $ 183,608
  Advances receivable                 1,500           -
  Prepaid expenses                      622       1,554
                                  ----------------------

                                     81,899     185,162
Equipment (Note 4)                   24,418      10,991
Intangible Assets (Note 5)          220,000      20,000
                                  ----------------------

                                  $ 326,317   $ 216,153
========================================================




LIABILITIES

Current
  Accounts payable and accrued
   liabilities                    $  27,495   $  49,591
  Loan payable (Note 6)             180,000           -
                                  ----------------------


                                    207,495      49,591
Share Subscriptions Received         20,000           -
                                  ----------------------


                                    227,495      49,591
                                  ----------------------



STOCKHOLDERS' EQUITY

Capital Stock
  Authorized:
   100,000,000 Common shares,
    par value $0.001 per share

  Issued and outstanding:
   12,065,000 Common shares          12,065      12,025

  Additional paid-in capital        517,935     417,975

Deficit Accumulated During
The Development Stage              (431,178)   (183,278)
                                  ----------------------
                                     98,822     246,722
Less:  Subscriptions Receivable           -     (80,160)
                                  ----------------------


                                     98,822     166,562
                                  ----------------------

                                  $ 326,317   $ 216,153
========================================================


Nature Of Operations (Note 2)

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

                     CONSOLIDATED INTERIM STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                                          INCEPTION
                                                                            MAY 26
                             THREE MONTHS ENDED        SIX MONTHS ENDED     2000 TO
                              FEBRUARY 28                FEBRUARY 28      FEBRUARY 28
                         2003          2002          2003          2002        2003
--------------------------------------------------------------------------------------

Expenses
  Amortization       $     1,082   $         -   $     1,998   $         -   $  3,329
  Consulting fees         83,481         3,800       134,387        16,800    177,823
  General and
   administrative          4,357           433        23,187           846     35,258
  Investor relations       3,368             -        23,500             -     26,690
  Mineral property
   option payments             -        10,000             -        10,000     15,500
  Mineral property
   exploration
   expenditures                -             -             -         4,000     12,273
  Professional fees       30,323        11,626        61,702        15,423    154,945
  Stock transfer fees      2,327             -         3,126             -      5,359
                     -----------------------------------------------------------------
Net Loss For
The Period           $   124,938   $    25,859   $   247,900   $    47,069   $431,178
======================================================================================
Basic And Diluted
Loss Per Share       $     (0.01)  $     (0.01)  $     (0.02)  $     (0.01)
===========================================================================
Weighted Average
Number of Shares
Outstanding           12,030,555    11,575,000    12,027,762    11,575,000
===========================================================================


                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

                  CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)






                                      --------------------------------------------------------
                                                                                    INCEPTION
                                                                                      MAY 26
                                       THREE MONTHS ENDED     SIX MONTHS ENDED       2000 TO
                                           FEBRUARY 28           FEBRUARY 28        FEBRUARY 28
                                         2003       2002        2003       2002        2003
                                      --------------------------------------------------------

Cash Flows From Operating Activities
  Net loss for the period             $(124,938)  $(25,859)  $(247,900)  $(47,069)  $(431,178)
  Item not involving cash:
  Amortization                            1,082          -       1,998          -       3,329
Adjustments To Reconcile Net
 Loss To Net Cash Used By
 Operating Activities
  Prepaid expenses                          466          -         932          -        (622)
  Advances receivable                         -          -      (1,500)         -      (1,500)
  Accounts payable and
   accrued liabilities                   (9,095)    15,059     (22,096)    16,105      27,495
                                      --------------------------------------------------------
                                       (132,485)   (10,800)   (268,566)   (30,964)   (402,476)
                                      --------------------------------------------------------

Cash Flows From
Financing Activities
  Share capital issued                  100,000          -     180,160          -     530,000
  Loan payable                          180,000          -     180,000          -     180,000
  Share subscriptions received           20,000          -      20,000          -      20,000
  Advances from shareholder             (20,000)    10,000           -     10,000           -
                                      --------------------------------------------------------
                                        280,000     10,000     380,160     10,000     730,000
                                      --------------------------------------------------------


Cash Flows From
 Investing Activities
  Purchase of equipment                       -          -     (15,425)    (2,481)    (27,747)
  Patent acquisitions                  (180,000)         -    (200,000)         -    (220,000)
                                      --------------------------------------------------------
                                       (180,000)         -    (215,425)    (2,481)   (247,747)
                                      --------------------------------------------------------

(Decrease) Increase
 In Cash                                (32,485)      (800)   (103,831)   (23,445)     79,777

Cash,
 Beginning Of Period                    112,262        947     183,608     23,592           -
                                      --------------------------------------------------------

Cash,
End Of Period                         $  79,777   $    147   $  79,777   $    147   $  79,777
==============================================================================================


                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

             CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)










                                     COMMON STOCK
                            ----------------------------------
                                                   ADDITIONAL
                                                   PAID-IN
                                SHARES     AMOUNT  CAPITAL     DEFICIT     TOTAL
                            -----------------------------------------------------
Shares issued for cash at
 $0.001 (May 2000)           7,500,000  $ 7,500  $      -  $       -   $   7,500
Shares issued for cash at
 $0.01 (June 2000)           4,000,000    4,000    36,000          -      40,000
Shares issued for cash at
 $0.10 (August 2000)            75,000       75     7,425          -       7,500
Net loss for the period              -        -         -    (17,927)    (17,927)
                            -----------------------------------------------------

Balance,
 August 31, 2000            11,575,000   11,575    43,425    (17,927)     37,073

Net loss
 for the year                        -        -         -    (74,348)    (74,348)
                            -----------------------------------------------------

Balance,
 August 31, 2001            11,575,000   11,575    43,425    (92,275)    (37,275)

Shares issued for cash
 at $0.50 (August 2002)        150,000      150    74,850          -      75,000
Shares issued for cash
 at $1.00 (August 2002)        300,000      300   299,700          -     300,000

Net loss for the year                -        -         -    (91,003)    (91,003)
                            -----------------------------------------------------

Balance, August 31, 2002    12,025,000   12,025   417,975   (183,278)    246,722

Shares issued for cash
 at $2.50 (February 2003)       40,000       40    99,960          -     100,000
Net loss for the period              -        -         -   (247,900)   (247,900)
                            -----------------------------------------------------

Balance,
 February 28, 2003          12,065,000  $12,065  $517,935  $(431,178)  $  98,822
                            =====================================================


                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.     BASIS  OF  PRESENTATION

The unaudited consolidated financial statements as of February 28, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2002 audited financial statements and notes thereto.


2.     NATURE  OF  OPERATIONS

a)     Organization

The Company was incorporated on May 26, 2000 in the State of Nevada, U.S.A. On December 31, 2002, the Company changed its name from Coyote Ventures Corp. to August Biomedical Corporation.

b)     Development  Stage  Activities

August Biomedical Corporation (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is engaged in the business of developing technology related to cancer imaging systems and conducts business through its wholly owned subsidiary, August Research Corporation.

In prior years, the Company had been primarily engaged in the acquisition and exploration of mining properties, and was classified as an exploration stage company.

c)     Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2.     NATURE  OF  OPERATIONS  (Continued)

c)     Going  Concern  (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $431,178 for the period from May 26, 2000 (inception) to February 28, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.     SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4.     EQUIPMENT





                                  FEBRUARY 28    AUGUST 31
                                      2003          2002
                                 --------------------------
Office equipment                 $      2,481   $    2,481
Laboratory equipment                   25,265        9,841
                                 --------------------------
                                       27,746       12,322
Less:  Accumulated amortization        (3,328)      (1,331)
                                 --------------------------
                                 $     24,418   $   10,991
                                 ==========================


5.     INTANGIBLE  ASSETS

(i) Pursuant to a sale agreement dated August 16, 2002, the Company acquired a United States Patent for direct viewing of induced tissue fluorescence by a human viewer through an endoscope (the "Technology"). The Technology is subject to a royalty of 0.75% in favour of the British Columbia Cancer Foundation.

     In addition, the acquisition is subject to a provision requiring the Company to complete debt or equity financing to raise net proceeds of $200,000 within 90 days of the agreement, and a further $800,000 within 180 days of the agreement. In the event the Company does not raise the required funds within the time required, the vendor may, at his option, reacquire the Technology for a consideration equal to the purchase price paid by the Company. The Company has fulfilled the first provision by completing a private placement of 300,000 common shares at $1.00 per share for gross proceeds of $300,000.

(ii) The Company has acquired certain patents for cash consideration of $200,000.


6.     LOAN  PAYABLE

Loan payable is a short term unsecured bridge financing repayable on the earlier of the first major financing or August 30, 2003. The loan is repayable in the amount of $200,000 which includes interest.

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



7.     SHARE  SUBSCRIPTIONS  RECEIVED

The Company approved the private placement of 3,000,000 units at $2.00 per unit. Each unit will consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months.


8.     CONTINGENCY

Intangible  Asset

The Company's intangible asset has been acquired pursuant to a sale agreement subject to certain financing conditions. Although the Company has not met the financing conditions, the vendor has not exercised his option to reacquire the technology.


9.     STOCK  OPTION  PLAN

The Company adopted a stock option plan (the "Plan") pursuant to which the directors may grant a maximum of 1,736,250 common stock options to officers, key employees and consultants. The Company granted 1,735,000 fully vested incentive stock options allowing the holders to purchase one common share of the Company at $2.50 per share for a term expiring September 9, 2004.

The following is a summary of the stock option activity during the period ended February 28, 2003:



                               WEIGHTED
                    NUMBER     AVERAGE
                    OF         EXERCISE
                    SHARES     PRICE
                   --------------------
Outstanding,
 August 31, 2002           -   $    -

Granted            1,735,000     2.50
Exercised            (40,000)   (2.50)
                   --------------------
Outstanding,
February 28, 2003  1,695,000   $ 2.50
                   ====================

                          AUGUST BIOMEDICAL CORPORATION
                        (Formerly Coyote Ventures Corp.)
                          (A Development Stage Company)

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (Unaudited)
                            (Stated in U.S. Dollars)



10.     RELATED  PARTY  TRANSACTIONS

During the period ended February 28, 2003, the Company incurred consulting expenses of $63,498 to directors and officers.

As at February 28, 2003, the Company has $13,477 in accounts payable owing to a director and officer.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

Overview
--------

We are engaged in the business of developing medical devices to aid in the detection and localization of abnormal tissue that may be linked to cancer. Our proprietary technology will be incorporated in devices designed to allow direct viewing of induced tissue fluorescence to help identify pathology through changes in the fluorescence signature of tissue. We have identified that this technology could be used in the mouth, cervix, skin, colon, lung and bladder. We acquired these technologies in August of 2002 and September of 2002, all of which is more particularly described below under the heading "Acquisition of Technology". Initially, our plan was to develop a low cost direct imaging device that will allow dentists to better detect and localize abnormal areas of the mouth more cost effectively than current alternatives. Secondly, we are continuing to develop a device for utilization of our proprietary technology (Cerveyor(TM)) to improve the detection and screening of abnormal tissue on the cervix. Thirdly, we will initiate research and development programs for the skin, colon, lung and bladder.

Acquisition  of  Technology
---------------------------

We acquired the CERVeyorTM Technology from Nicolas B MacKinnon (the "Vendor") by an agreement dated August 16, 2002 (the "Acquisition Agreement"). Under the terms of the Acquisition Agreement we paid $20,000 (the "Purchase Price") to the Vendor to acquire the CERVeyorTM Technology. The Purchase Price is subject to adjustment in the event that a tax assessment of the Vendor attributes a higher fair market value to the CERVeyorTM Technology acquired. The CERVeyorTM Technology is subject to a royalty of .75% in favor of the British Columbia Cancer Foundation. Under the terms of the Acquisition Agreement, Mr. MacKinnon would have the right to reacquire the CERVeyorTM Technology for $20,000 if we failed to complete financing to raise net proceeds of $200,000 US within 90 days of the date of the Acquisition Agreement (which financing has been completed) and a further $800,000 US within 180 days of the date of the Acquisition Agreement. We are presently in default of the Acquisition Agreement because we have failed to raise $800,000 within 180 days of the date of the Acquisition Agreement. However, we are in discussions with Mr. MacKinnon to extend the date of the financing requirement.

We entered into an option agreement dated September 9, 2002 (the "Biomax Option Agreement") with Biomax Technologies (the "Optionor"). Under the terms of the Biomax Option Agreement we paid $20,000 to acquire an option to acquire United
States Patent Number 6,021,344, a patent covering a fluorescence scope system for dermatologic diagnosis (the "ORALview Technology"). In order to exercise the option, we were required to pay $180,000 US to the Optionor on or before January 30, 2003. We have secured a loan that enabled us to pay the Optionor and exercise this option. The loan is a short term unsecured bridge financing repayable on the earlier of the first major financing or August 20, 2003. The loan including interest is repayable in the amount of $200,000 The ORALview Technology is subject to royalties of 2.5% of gross revenues in favor of the British Columbia Cancer Agency and the original inventors consisting of a group of scientists and doctors working with the British Columbia Cancer Agency. We believe the ORALview Technology will assist in expanding the applications of the CERVeyorTM Technology particularly for oral cancer detection.

Plan  of  Operations:
---------------------

We are currently in the development stage of technology and have forecasted the expenditure of approximately 2.5 million dollars during the next 12 months, primarily for the purpose of:

     * Expansion of our internal management and research and development staff;

     * Development of prototypes to provide proof of principal for both the oral and cervical systems;

     * Conducting clinical studies for the oral device in United States and Canada.

     * Initiating marketing and sales activities of the oral device in the United States and Canada.

     *    Conducting  pilot  clinical  studies  for  the  Cerveyor(TM).

Following successful completion of these clinical trials, we will aggressively pursue strategic marketing partners for the worldwide sale and distribution of our proprietary technology.

We do not anticipate purchasing any real property or significant equipment during the next 12 months. We plan on conducting our clinical studies in partnership with physicians who have an interest in our proprietary technology. Our clinical studies will be conducted in facilities available to those physicians.

At the present time we have no employees and primarily further our business pursuits through the use of consultants. We anticipate hiring several key employees in early 2003. Additional employees will be hired upon the successful conclusion of our clinical studies and as our funding allows. We cannot determine at this time how soon additional employees will be hired.

At February 28, 2003, we had cash of $79,777. During the three month period ended February 28, 2003, we incurred expenses of $124,938.

The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing,  our  business  plan  will  be  significantly  delayed.  Without  any
additional  financing,  our  operations  can  continue  for  only  90   days.

To meet our projected cash flow needs, the board of directors has approved the private placement of 3,000,000 million units at $2.00 per unit for total proceeds of $6,000,000. Each unit will consist of one share of common stock and one warrant to purchase one share of common stock at the exercise price of $3.00, subject to adjustment. The warrants will have an exercise term of 18 months. Currently, we have received $20,000 in share subscriptions.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause the our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


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

Item  2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended February 28, 2003.


Item  3.  Defaults  upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

On December 6, 2002, we furnished an information statement to stockholders to inform them of the proposed majority shareholder action to amend our Articles of Incorporation for the purpose of changing our name from Coyote Ventures Corp. to August Biomedical Corporation. Shareholder action approving the name change was taken on or about December 26, 2002.


Item  5.  Other  Information

None.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  SB

--------------------------------------------------------------------------------
Exhibit   ----------------------------------------------------------------------
Number    Description of Exhibit
------    ----------------------------------------------------------------------
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

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
(2)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended February 28, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST  BIOMEDICAL  CORPORATION

Date:     April  21,  2003



By:  /s/ Scott  C.  Houghton
     ------------------------
     Scott  C.  Houghton
     President
     Principal  Executive  Officer
     Principal  Accounting  Officer

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


Date:   April  21,  2003           /s/ Scott  C.  Houghton
                                   ------------------------
                                   Scott  C.  Houghton
                                   Chief  Executive  Officer

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



Date:   April  21,  2003           /s/ Korina  Houghton
                                   -----------------------
                                   Korina  Houghton
                                   Chief  Financial  Officer