Form 10QSB
period 2003-05-31
AUGUST BIOMEDICAL CORP
filed 2003-07-23
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2003

[ ]        Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period to

Commission File Number        000-33389

AUGUST BIOMEDICAL CORPORATION
                                             _____________________________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

NEVADA                           52-2268239
________________________________                                                                                                       ________________________
(State or other jurisdiction of                                                                  (IRS Employer Identification No.)
incorporation or organization)

SUITE L-8, 601 W. BROADWAY
VANCOUVER, BRITISH COLUMBIA, CANADA                     V5Z 4C2
______________________________________________                                                                           ____________
(Address of principal executive offices)                                                  (Zip Code)

Issuer’s telephone number, including area code:                                                                                     (604) 608-3831
                                                                                                                                                                       ________________________

COYOTE VENTURES CORP.
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,065,000 Shares of Common Stock outstanding as of May 31, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED INTERIM BALANCE SHEET
(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2003	2002
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$3,489	$183,608
Accounts receivable	20,655	-
Advances receivable	1,500	-
Prepaid expenses	155	1,554

	25,799	185,162
Equipment (Note 4)	35,168	10,991
Intangible Assets (Note 5)	-	20,000

	$60,967	$216,153

LIABILITIES
Current

Accounts payable and accrued liabilities	$50,146	$49,591
Loan payable (Note 6)	180,000	-

	230,146	49,591
Share Subscriptions Received (Note 7)	20,000	-

	250,146	49,591

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,065,000 Common shares	12,065	12,025

Additional paid-in capital	517,935	417,975

Deficit Accumulated During The Development Stage	(719,179)	(183,278)

	(189,179)	246,722
Less: Subscriptions Receivable	-	(80,160)

	(189,179)	166,562

	$60,967	$216,153

Nature Of Operations (Note 2)

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	MAY 31		MAY 31		MAY 31
	2003	2002	2003	2002	2003
Expenses
Amortization	$1,939	$-	$3,937	$-	$5,268
Consulting fees	49,661	3,000	184,048	19,800	227,484
General and administrative	17,830	397	41,018	1,243	53,090
Investor relations	(4,000)	-	19,500	-	22,690
Mineral property option payments	-	-	-	10,000	15,500
Mineral property exploration expenditures	-	-	-	4,000	12,273
Professional fees	22,374	3,639	84,076	19,062	177,319
Stock transfer fees	196	-	3,322	-	5,555
Write down of intangible asset	200,000	-	200,000	-	200,000

Loss For The Period	$288,000	$7,036	$535,901	$54,105	$719,179

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding	12,065,000	11,575,000	12,040,311	11,575,000

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	MAY 31		MAY 31		MAY 31
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Loss for the period	$(288,000)	$(7,036)	$(535,901)	$(54,105)	$(719,179)
Items not involving cash:
Amortization	1,939	-	3,937	-	5,268
Write down of intangible asset	200,000	-	200,000	-	200,000

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	467	-	1,399	-	(155)
Accounts receivable	(655)	-	(655)	-	(655)
Advances receivable	-	-	(1,500)	-	(1,500)
Accounts payable and accrued liabilities	22,650	(16,647)	555	(542)	50,146
	(63,599)	(23,683)	(332,165)	(54,647)	(466,075)
Cash Flows From Financing Activities
Share capital issued	-	-	180,160	-	530,000
Loan payable	-	25,000	180,000	15,000	180,000
Promissory note payable	-	-	-	10,000	-
Share subscriptions received	-	-	20,000	-	20,000
Advances from shareholder	-	(654)	-	9,346	-
		24,346	380,160	34,346	730,000
Cash Flows From Investing Activities
Purchase of equipment	(12,689)	-	(28,114)	(2,481)	(40,436)
Patent acquisitions	-	-	(200,000)	-	(220,000)
	(12,689)	-	(228,114)	(2,481)	(260,436)
(Decrease) Increase In Cash	(76,288)	663	(180,119)	(22,782)	3,489

Cash, Beginning Of Period	79,777	147	183,608	23,592	-

Cash, End Of Period	$3,489	$810	$3,489	$810	$3,489

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.001 (May 2000)	7,500,000	$7,500	$-	$-	$7,500
Shares issued for cash at $0.01 (June 2000)	4,000,000	4,000	36,000	-	40,000
Shares issued for cash at $0.10 (August 2000)	75,000	75	7,425	-	7,500
Net loss for the period	-	-	-	(17,927)	(17,927)

Balance, August 31, 2000	11,575,000	11,575	43,425	(17,927)	37,073

Net loss for the year	-	-	-	(74,348)	(74,348)

Balance, August 31, 2001	11,575,000	11,575	43,425	(92,275)	(37,275)

Shares issued for cash at $0.50 (August 2002)	150,000	150	74,850	-	75,000
Shares issued for cash at $1.00 (August 2002)	300,000	300	299,700	-	300,000

Net loss for the year	-	-	-	(91,003)	(91,003)

Balance, August 31, 2002	12,025,000	12,025	417,975	(183,278)	246,722

Shares issued for cash at $2.50 (February 2003)	40,000	40	99,960	-	100,000
Net loss for the period	-	-	-	(535,901)	(535,901)

Balance, May 31, 2003	12,065,000	$12,065	$517,935	$(719,179)	$(189,179)

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements as of May 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2002 audited financial statements and notes thereto.

2.   NATURE OF OPERATIONS

a)   Organization

The Company was incorporated on May 26, 2000 in the State of Nevada, U.S.A. On December 31, 2002, the Company changed its name from Coyote Ventures Corp. to August Biomedical Corporation.

b)   Development Stage Activities

August Biomedical Corporation (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company is engaged in the business of developing technology related to cancer imaging systems and conducts business through its wholly owned subsidiary, August Research Corporation.

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

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.    NATURE OF OPERATIONS (Continued)

c)  Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $719,179 for the period from May 26, 2000 (inception) to May 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)   Intangible Asset

The Company continually monitors its intangible assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the intangible assets or group of assets, which gave rise to an asset’s carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset using the discounted cash flow method. The Company has not amortized intangible assets as operations have not commenced.

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

e)   Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)    monetary items at the rate prevailing at the balance sheet date;
ii)    non-monetary items at the historical exchange rate;
iii)    revenue and expense at the average rate in effect during the applicable accounting period.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)    Stock Based Compensation

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 123 – “Accounting for Stock Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

g)   Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

h)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

4.    EQUIPMENT

	MAY 31	AUGUST 31
	2003	2002

Office equipment	$2,481	$2,481
Laboratory equipment	37,955	9,841

	40,436	12,322
Less: Accumulated amortization	(52,268)	(1,331)

	$35,168	$10,991

5.    INTANGIBLE ASSETS

Pursuant to a sale agreement dated August 16, 2002, the Company acquired a United States Patent for direct viewing of induced tissue fluorescence by a human viewer through an endoscope (the “Technology”). The Technology is subject to a royalty of 0.75% in favour of the British Columbia Cancer Foundation.

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

The Company did not raise the necessary $800,000 within the required timeframe. As a result, on June 11, 2003, the Company received notice from the vendor that they were exercising their option to reacquire the Technology for $20,000.

6.    LOAN PAYABLE

Loan payable is a short term unsecured bridge financing repayable on the earlier of the first major financing or August 30, 2003. The loan is repayable in the amount of $200,000 which includes interest.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

6.   LOAN PAYABLE (Continued)

Subsequent to May 31, 2003, the Company entered into a loan and security agreement whereby the Company commenced paying the lender interest at 1% per month and repaying the $200,000 amount as follows: $25,000 on or before July 15, 2003 (not made); $75,000 on or before August 15, 2003; and the balance of $100,000 on or before September 15, 2003.

7.   SHARE SUBSCRIPTIONS RECEIVED

The Company approved the private placement of 3,000,000 units at $2.00 per unit. Each unit will consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months.

8.   STOCK OPTION PLAN

The Company adopted a stock option plan (the “Plan”) pursuant to which the directors may grant a maximum of 1,736,250 common stock options to officers, key employees and consultants. The Company granted 1,735,000 fully vested incentive stock options allowing the holders to purchase one common share of the Company at $2.50 per share for a term expiring September 9, 2004.

The following is a summary of the stock option activity during the period ended May 31, 2003:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, August 31, 2002	-	$-

Granted	1,735,000	2.50
Exercised	(40,000)	(2.50)

Outstanding, May 31, 2003	1,695,000	$2.50

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

9.    RELATED PARTY TRANSACTIONS

During the period ended May 31, 2003, the Company incurred consulting expenses of $146,147 to directors and officers.

As at May 31, 2003, the Company has $6,095 in accounts payable owing to a director and officer.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Overview

Formerly, we were engaged in the business of developing medical devices to aid in the detection and localization of abnormal tissue that may be linked to cancer. We acquired proprietary technology that was to be incorporated into devices designed to allow direct viewing of induced tissue fluorescence which would help identify pathology through changes in the fluorescence signature of tissue. These technologies were acquired in August of 2002 and September of 2002, all of which is more particularly described below.

Due to our inability to obtain the necessary financing, management has decided to withdraw from the business of developing medical devices and plans to identify and evaluate other businesses and technology for acquisition.

CERVeyor TM Technology

We acquired the CERVeyor TM Technology from Nicolas B MacKinnon (the “Vendor”) by an agreement dated August 16, 2002 (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement we paid $20,000 (the “Purchase Price”) to the Vendor to acquire the CERVeyor TM Technology. Under the terms of the Acquisition Agreement, Mr. MacKinnon would have the right to reacquire the CERVeyor TM Technology for $20,000 if we failed to complete financing to raise net proceeds of $200,000 US within 90 days of the date of the Acquisition Agreement (which financing has been completed) and a further $800,000 US within 180 days of the date of the Acquisition Agreement.

We have failed to raise $800,000 within 180 days of the date of the Acquisition Agreement. As a result, on June 11, 2003, we received notice from the Vendor that he was exercising his option to re-acquire the CERVeyor TM Technology . In accordance with the terms of the Acquisition Agreement, we received from the Vendor the original purchase price we paid in the amount of $20,000 in consideration of the transfer of the CERVeyor TM Technology by us back to the Vendor.

We no longer have any assets or rights in connection with the CERVeyor TM Technology.

ORALview Technology

We entered into an option agreement dated September 9, 2002 (the “Biomax Option Agreement”) with Biomax Technologies (the “Optionor”). Under the terms of the Biomax Option Agreement we paid $20,000 to acquire an option to acquire United States Patent Number 6,021,344, a patent covering a fluorescence scope system for dermatologic diagnosis (the “ORALview Technology”). In order to exercise the option, we were required to pay $180,000 US to the Optionor on or before January 30, 2003. We were able to extend the date for payment and we secured a loan from 648613 BC Ltd. (the “Lender”) that enabled us to pay the Optionor and exercise this option. Under the terms of the original loan, the indebtedness was payable on August 30, 2003, together with a bonus of $20,000 US to cover interest costs. On July 9, 2003, we entered into a Loan and Security Agreement with the Lender whereby the Lender agreed to forgo exercising its right to demand immediate payment $200,000 US on August 30, 2003 in consideration for us doing the following:

1.  Securing the obligations to the Lender with our interest in the patents and patent applications (the “Patents”) covering the technology for Fluorescence Scope System for Dermatologic Diagnosis (the “ORALview Technology”).

2.  Paying the Lender interest of 1% per month commencing on the date of the Loan and Security Agreement.

3.  Repaying the principal amount of $200,000 US as follows:

a)    $25,000 on or before July 15, 2003;
b)    $75,000 on or before August 15, 2003;
c)    the balance of $100,000 on or before September 15, 2003.

The obligations are secured by an assignment of our rights in the Patents. In the event of a default under the Loan and Security Agreement, the Lender may give us five days’ notice and in the event that we fail to correct the default within five days, the Lender will acquire our interest in the Patents and the Indebtedness and any outstanding interest thereon will be extinguished.

We did not make our first payment due on or before July 15, 2003 and are currently in default. Accordingly, the lender is entitled to exercise its right to acquire the ORALview Technology under the Loan and Security Agreement.

Plan of Operations:

We are withdrawing from developing medical devices which aid in the detection and localization of abnormal tissue that may be linked to cancer. Our plan of operations is to identify and evaluate other businesses and technology to acquire.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify technology or businesses for acquisition, we will require additional financing in order to enable us to complete the acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We currently have forecasted the expenditure of approximately $50,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses and technology for acquisition. If we are successful and identify a business or technology to acquire, we will need additional financing to complete this acquisition.

At May 31, 2003, we had cash of $3,489. During the three month period ended May 31, 2003, we incurred expenses of $288,000.

The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly delayed. Without any additional financing, our operations can continue for approximately 90 days. We do not have any formal commitments or arrangements for the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations until such time as the necessary funds are raised in the equity securities market.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees and primarily further our business pursuits through the use of consultants. We no longer anticipate hiring several key employees in early 2003.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Scott C. Houghton and Chief Financial Officer, Ms. Korina Houghton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 4, 2003, Peter Whitehead, filed a lawsuit in the Supreme Court of British Columbia against August Biomedical Corp. and August Research Corp. Mr. Whitehead is a former director and officer of both August Biomedical Corp. and its wholly-owned subsidiary, August Research Corp. Mr. Whitehead is alleging that the August Biomedical Corp. and August Research Corp. failed to pay him compensation in accordance with his employment agreement. Mr. Whitehead is seeking the following relief: (a) 1.5 million shares of August Biomedical Corp.; (b) $40,070 for unpaid expenses plus the value of 200,000 stock options; (c) an unspecified amount of general damages for wrongful dismissal and breach of contract; (d) pre-judgment interest in accordance with the Court Order Interest Act ; and (e) costs associated with the litigation.

August Biomedical Corp. and August Research Corp. have until August 7, 2003 to file an answer and also anticipate filing a counterclaim in this matter. Management does not anticipate that this litigation will have a material effect on the operations of the company.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended May 31, 2003.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB
Exhibit Number	Description of Exhibit
10.1 99.1 99.2

Loan and Security Agreement (1)

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Previously filed as an Exhibit on Form 8-K filed July 10, 2003
(2)     Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2003.

Subsequent to this reporting period on July 10, 2003, we filed a Current Report on Form 8-K. In this report, we disclosed that Mr. Mackinnon exercised his option to re-acquire the CERVeyor TM Technology, we entered into a Loan and Security Agreement with 648613 BC Ltd. (the “Lender”) which provided us debt financing in the amount of $180,000 US, and that as of June 12, 2003, Mr. Peter Whitehead resigned as a director and officer of our wholly owned subsidiary, August Research Corp.

SIGNATURES
In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST BIOMEDICAL CORPORATION

Date:     July 21, 2003

     /s/Scott C. Houghton
By:           _____________________________
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

(4)       The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)               evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)       The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)       The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                      /s/Scott C. Houghton

Date: July 21, 2003                                              ___________________________________
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

(4)   The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)              evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)   The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)              any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)   The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                    /s/Koina Houghton
Date: July 21, 2003                                            ___________________________________
Korina Houghton
Chief Financial Officer