Form 10KSB
period 2003-08-31
AUGUST BIOMEDICAL CORP
filed 2004-01-15
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No. 000-33389

AUGUST BIOMEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

NEVADA	52-2268239
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1014 Robson Street, P.O. Box 73575,
Vancouver, British Columbia, Canada	V6E 4L9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 608-3831

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: 100,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ending August 31, 2003 were $0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of January 14, 2004 is $7,985,250.

The number of shares of the issuer’s Common Stock outstanding as of December 31, 2003 is 12,065,000.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I

Item 1. Description of Business

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “the company” mean August Biomedical Corporation unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

OVERVIEW

The Company is engaged in the business of developing an oil and gas project known as the “Horizontal Amsden Play” in Musselshell and Yellowstone Counties, Montana. The Horizontal Amsden Play is based on the theory that commercial oil production can be obtained from a formation known as the Amsden Formation which occurs in Central Montana using modern horizontal drilling technologies. The Company has obtained the right to acquire an interest in oil and gas leases covering approximately 12,972 gross leasehold acres (approximately 9,268 net leasehold acres) from Zone Exploration Inc. (“Zone”) of Billings, Montana as more particularly described below under the heading “Agreement of Sale & Purchase”. Subject to completion of due diligence and obtaining financing, the Company proposes to complete the acquisition of the leases from Zone and to proceed with development of the Horizontal Amsden Play.

HISTORY OF BUSINESS OPERATIONS OF THE COMPANY

The Company was incorporated under the laws of the state of Nevada on May 26, 2000. Prior to July of 2000, the Company’s business activities were limited to organization and initial financing. The Company entered into an agreement dated July 15, 2000 (the “Option Agreement”) with John MacPherson (“MacPherson”). Under the terms of the Option Agreement, the Company was granted an option to acquire the Flint Mineral Claim in the Slocan Mining Division of British Columbia, Canada. The terms of the Option Agreement required the Company to make certain payments and complete certain exploration work on the Flint Mineral Claim in order to exercise the Option, including the making of a $50,000 payment on June 30, 2002. Although the exploration work conducted by the Company on the Flint Mineral Claim was encouraging, the Company was not able, due to weather conditions, to complete sufficient exploration work to permit its geological consultant to recommend the making of the payment due June 30, 2002 and MacPherson was not willing it to extend the payment date with the result that the Company’s option was terminated. Following termination of the Option, the Company acquired a proprietary potential technology for cancer detection known as the CERVeyorTM Technology.

The Company acquired the CERVeyorTM Technology from Nicolas B MacKinnon (the “Vendor”) by an agreement dated August 16, 2002 (the “Acquisition Agreement”). Under the terms of the Acquisition Agreement the Company paid $20,000 (the “Purchase Price”) to the Vendor to acquire the CERVeyorTM Technology. Under the terms of the Acquisition Agreement the Vendor had the right to re-acquire the CERVeyorTM Technology for the return of the Purchase Price the if the Company failed to complete financing to raise net proceeds of $200,000 US within 90 days of the date of the Acquisition Agreement (which financing was completed) and a further $800,000 US within 180 days of the date of the Acquisition Agreement (which financing was not completed). Consequently, on June 11, 2003 the Vendor returned the Purchase Price to the Company and the Company lost the Technology.

The Company entered into an option agreement dated September 9, 2002 (the “Biomax Option Agreement”) with Biomax Technologies (the “Optionor”). Under the terms of the Biomax Option Agreement the Company paid $20,000 to acquire an option to acquire United States Patent Number 6,021,344, a patent covering a fluorescence scope system for dermatologic diagnosis (the “ORALview Technology”). In order to exercise the option the Company was required to pay $180,000 US to the Optionor on or before January 30, 2003. The Company borrowed $200,000 from 648613 B.C. Ltd (the “Lender”) to permit it to exercise the Option. The Company was unable to repay the loan when required and the Lender exercised its right under the terms of a Loan and Security Agreement dated July 9, 2003 to cause the Company to convey the ORALview Technology to the Lender in satisfaction of the loan.

By an agreement dated December 15, 2003 the Company acquired the right to purchase the leases comprising the Horizontal Amsden Play.

GLOSSARY OF TERMS

Gross leased acre:	A leased acre in which a working interest is owned, without regard to the size of the interest.

Leases:
Full or partial leasehold interests in oil and gas prospects, authorizing the owner thereof to drill for, reduce to possession and produce and sell oil and gas, subject to the payment of rentals, bonuses and/or royalties.

Horizontal Drilling:
directional drilling where the departure from the well vertical exceeds 80 degrees. Horizontal drilling permits intersection with the target zone over a greater distance offering potential for enhanced production.

Net leased acres:
One net leased acre is deemed to exist when the sum of the fractional working interests owned in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres.

Net Revenue Interest:	That percent of the production revenue allocated to the working interest after first deducting proceeds allocated to royalty interests.

Working Interest :
A working interest in an oil or gas property is one that is burdened with the cost of development and operation of the property, such as the responsibility to share expenses of drilling completed or operating oil and gas property, according to working or operating mineral interest in any tract or parcel of land. Rights to overriding royalties, production payments, and the like do not constitute working interests because they are not burdened with the responsibility to share expenses of drilling, completing, or operating oil and gas property.

AGREEMENT FOR SALE & PURCHASE

Pursuant to an agreement dated December 15, 2003 and executed December 18, 2003 (the “Agreement”) between the Company and Zone the Company acquired the right to purchase a 100% working interest (82% net revenue interest) in oil and gas leases covering approximately 12,972 gross leasehold acres (approximately 9,268 net leasehold acres) in Musselshell and Yellowstone counties of the State of Montana (more particularly described below under the heading “Description of Property”) which comprise the Horizontal Amsden Play. Under the terms of the Agreement the total purchase price is $185,366 (the “Purchase Price”) payable as follows:

a.	$20,000 initial deposit on execution of the Agreement (which sum has been paid); and
b.	the balance of $165,366 60 days following the date of execution of the Agreement (February 16, 2004).

During the 60 day period prior to payment of the balance the Company will complete its due diligence to confirm title to the leases and the feasibility of the play.

In the event that the Company determines to proceed with the acquisition following completion of its due diligence, the Company will be obligated to make project expenditures totaling $3,325,000 (the “Project Expenditures”) over a two year period as follows:

YEAR 1	Amount	Purpose

March 17, 2004	$300,000.00	Acquisition of additional
		Prospect leases (15,000 acres)

April 16, 2004	$200,000.00	Acquisition of additional
		Prospect leases (10,000 acres)

	$300,000.00	Negotiations and Purchase
		of existing vertical oil well
		properties (2-6 wells possible)

June 15, 2004	$300,000.00	Acquisition of additional
		Prospect leases (15,000 acres)

	$200,000.00	3-D seismic survey at
		Wolf Springs field

October 13, 2004	$1,200,000.00	Drilling participation budget
		For 1, 2 or 3-well program

YEAR 2	Amount	Purpose

First 9 months	$750,000.00	Drilling participation budget
		For additional drilling

	$75,000.00	2nd year lease rentals

TOTAL 2-YR. BUDGET:	$3,325,000.00

In order to make payment of the balance of the Purchase Price and make the Project Expenditures, the Company will need to obtain funding either through the sale of its equity securities or by borrowing or by joint venturing its interests with other parties. At this point the Company does not have an equity or debt financing arranged and has not identified any potential joint venture parties. There is no assurance that financing or joint venture funding will be available to the Company.

In the event that the Company defaults in the payment of any portion of the Purchase Price and fails to cure such default within 14 days of notice from Zone, it will be subject to forfeiture of its interest to Zone.

In the event that the Company defaults in making any required Project Expenditures, the default will be covered by the applicable operating agreement which typically provides for the party in default to be obligated to pay the other parties with interest or to suffer the dilution of their interest on an accelerated basis if the other parties are forced to advance their share of expenditures.

The leases will be subject to royalties in favor or Zone and the landowners totaling 18% so that the Company will obtain an 82% net revenue interest.

Under the terms of the Agreement the Company will enter into an area of mutual interest agreement (the “AMI Agreement”) with Zone. The AMI Agreement will provide for how the parties will deal with leasehold interests acquired within a defined area of interest in the general area of the currently held leases (the “Area of Mutual Interest”). The AMI Agreement will have a term of five years. Under the terms of the AMI Agreement Zone will be obligated to offer to the Company any leases that it acquires within the Area of Mutual Interest at a fixed price of $20.00 per acre subject to an overriding royalty in favor of Zone equal to the lesser of 3% of net revenue or the difference between existing lease burdens and 80% net revenue interest. If the Company acquires any leases within the Area of Mutual Interest it will assign to Zone a royalty of the lesser of 3% or the difference between existing lease burdens and 80% net revenue.

Under the terms of the Agreement the Company will also enter into a brokerage agreement with Zone (the “Brokerage Agreement”). The terms of the Brokerage Agreement will require the Company to retain Zone to act as its broker with respect to the acquisition of additional oil and gas leases in the Horizontal Amsden Play area. The Company will pay Zone $350 per day plus reimbursement of expenses for work done under the Brokerage Agreement.

History of Horizontal Amsden Play

The Horizontal Amsden Play was developed by Zone. It gathered the prospect ideas of three geologists with experience in the area into the synthesis of a regional play. The play comprises eight separate prospects, five of which offset or lie within fields with wells currently producing from the Amsden zone. Wells producing from the Amsden formation have yielded some of the most prolific production in the State of Montana. The play is based on the assumption that modern horizontal drilling techniques have the potential to allow greater production than from vertical holes.

COMPETITION

Our competitors include major oil companies and other independent operators, most of which have financial resources, staffs and facilities substantially greater than ours. Competition in the oil and gas industry is intense. We also face intense competition in obtaining capital for drilling and acquisitions and are at a competitive disadvantage compared with larger companies.

EMPLOYEES

We have no employees as of the date of this Annual Report other than our three officers. We conduct our business largely through agreements with consultants and arms-length third parties.

SUBSIDIARIES

We have one wholly-owned British Columbia subsidiary, named August Research Corp.

GOVERNMENT REGULATION

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could have a material adverse effect on the company.

RESEARCH AND DEVELOPMENT

The Company made no expenditures on research and development in the fiscal years ended August 31, 2003 and August 31, 2002. The Company does not anticipate making any expenditures on research and development in the next 12 months.

INVESTMENT RISKS

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

The Company’s exploration project is in development and as such the Company has no current revenues and will incur losses for the foreseeable future.

We are currently initiating our business plan. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. We have not as yet generated revenues from operations. The development of our exploration project to the point necessary to achieve commercial production will take a significant additional investment in capital. Accordingly, we will continue to incur losses for some time to come. We may not successfully implement all or any of our business strategies or successfully address the risks and uncertainties that we encounter.

If we are unable to raise the necessary funding, as required, to finalize the acquisition of the Horizontal Amsden Play and for Project Expenditures, we will not be able to complete our Business Plan.

As of November 30, 2003, we had a working capital deficiency of $75,798. We project that we need to raise approximately $2,860,000 in order to execute our business plan over the next 12 months. We currently do not have any firm commitments for financing and we may not be able to obtain financing in which event it will be unlikely that we will be able to pursue our business operations. An immediate financial need is a payment for the acquisition of the Horizontal Amsden Play in the amount of $165,366 due on February 16, 2004. This payment must be made by the Company if the Company is to acquire the Horizontal Amsden Play. Obtaining financing for this and other purposes will depend upon a number of factors, including the market for financing oil and gas startups and the attractiveness of our business plan to investors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because our officers and directors own a significant number of shares of our common stock, they may control all major corporate decisions, and our other stockholders may not be able to influence these decisions.

Our officers and directors own approximately 39% of the outstanding shares of our common stock. Accordingly, they will have the control necessary to influence the outcome of all corporate transactions or other matters, including the election of the directors. The interests of the officers and directors may differ from the interests of the other stockholders.

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market is impeded.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Additional Risks

In addition to the other factors set forth in this Report, investors should be aware of the following factors which may affect our business, results of operations and/or financial condition in the future:

Substantially all of our investment is tied up in one property, and if that prospect is not productive of oil or natural gas, we will be forced to seek additional opportunities. Substantially all of our current capital investment is tied up in the Horizontal Amsden Play. Since this prospect is not currently developed, we are dependent on being able to prove production for additional cash flow. If we are unable to prove that such prospect can be productive of oil and natural gas, we will be forced to seek additional investments. Investigating and locating suitable property for acquisition is expensive and time consuming. Even if we are successful in identifying one or more additional properties for acquisition, there is no assurance that we can obtain such property at reasonable prices or that sufficient working capital will be available. Our dependence on a single prospect property for cash flow increases the risk of our future success.

Operations will be effected by future oil and natural gas prices that fluctuate widely, and low prices could have a material adverse effect on future operations. Our future success will depend largely on the prices received for natural gas and oil production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 1998 and 2001, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

  The level of consumer product demand;

  Weather conditions;

  Domestic and foreign governmental regulations;

  The price and availability of alternative fuels;

  Political conditions in natural gas and oil producing regions;

  The domestic and foreign supply of natural gas and oil;

  The price of foreign imports; and

  Overall economic conditions.

We are in the oil and natural gas business that involves many operating risks that can cause substantial losses. The oil and natural gas business involves a variety of operating risks, including:

  Fires;

  Explosions;

  Blow-outs and surface cratering;

  Uncontrollable flows of underground natural gas, oil or formation water;

  Natural disasters;

  Pipe and cement failures;

  Casing collapses;

  Embedded oilfield drilling and service tools;

  Abnormal pressure formations; and

  Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

  Injury or loss of life;

  Severe damage to and destruction of property, natural resources or equipment;

  Pollution and other environmental damage;

  Clean-up responsibilities;

  Regulatory investigation and penalties;

  Suspension of our operations; or

  Repairs necessary to resume operations.

If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect the companies' ability to conduct operations. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot assure the shareholders that we will be able to maintain adequate insurance in the future at rates considered reasonable.

Item 2. Description of Property

The Company presently does not own any material property and has no plants. If the Company completes its planned purchase of the Horizontal Amsden Play it will hold a 100% working interest (82% net revenue interest) in the following leases:

Oil and Gas Leases – Musselshell and Yellowstone Counties, Montana (USA)

Lessors	Lessee/Lease Date/	Land Description/
	Term Length	Net Acres	Recording

North Mason Lake and Stag-Summit Prospects

State of Montana	John Fredlund	Township 10 North, Range 24 East
(34,875-02)	12-3-2002	Section 36: All
10 years
Containing 640.0 acres, more or less.
Musselshell Co., Montana
(640.0 net acres)

John Fredlund,	Zone Exploration, Inc.	Township 9 North, Range 24 East
et ux Bess Snyder	9-1-2003	Section 2: S2
	5 years	Section 11: Lots 1-4, N2S2, N2
Section 12: E2, SW

Containing 1,402.46 acres, more or less.
Musselshell Co., Montana
(105.90 net acres)

John Fredlund,	Zone Exploration, Inc.	Township 9 North, Range 25 East
et ux Bess Snyder	9-1-2003	Section 19: Lots 1, 2, E2NW
5 years
Containing 161.40 acres, more or less.
Musselshell Co., Montana
(20.18 net acres)

State of Montana	John Fredlund	Township 9 North, Range 25 East
(34,872-02)	12-3-2002	Section 16: All
10 years
Containing 640.0 acres, more or less.
Musselshell Co., Montana
(640.0 net acres)

AgAmerica, FCB	John Fredlund	Township 9 North, Range 25 East	Book 373
(FCB 01-0164)	5-10-2001	Section 9: S2	Page 707
5 years
Containing 320.0 acres, more or less.
Musselshell Co., Montana
(160.0 net acres)

AgAmerica, FCB	John Fredlund	Township 9 North, Range 25 East	Book 385
(FCB 02-0161)	12-9-2002	Section 17: All	Page 164
5 years
Containing 640.0 acres, more or less.
Musselshell Co., Montana
(320.0 net acres)

Bryan W. Adolph,	Zone Exploration, Inc.	Township 9 North, Range 25 East	Book 385
et ux Kathy J.	9-15-2003	Section 7: Lots 3, 4, E2SW, NE	Page 687
	7 years	Section 8: W2W2
Section 15: W2
Section 17: W2
Section 18: NE
Section 22: SE

Containing 1,442.08 acres, more or less.
Musselshell Co., Montana
(1,091.95 net acres)

USA	John Fredlund	Township 9 North, Range 25 East
(MTM-85136)	7-1-1996	Section 10: All
	10 years	Section 15: E2
Section 22: N2NW

Containing 1,040.0 acres, more or less.
Musselshell Co., Montana
(1,040.0 net acres)

USA	John Fredlund	Township 9 North, Range 25 East
(MTM-85137)	7-1-1996	Section 18: SE
	10 years	Section 19: E2
Section 20: All

Containing 1,120.0 acres, more or less.
Musselshell Co., Montana
(1,120.0 net acres)

USA	John Fredlund	Township 9 North, Range 25 East
(MTM-85370)	7-1-1996	Section 22: NE, S2NW
10 years
Containing 240.0 acres, more or less.
Musselshell Co., Montana
(240.0 net acres)

USA	John Fredlund	Township 9 North, Range 25 East
(MTM-85545)	9-1-1996	Section 22: SW
10 years
Containing 160.0 acres, more or less.
Musselshell Co., Montana
(160.0 net acres)
Conoco Prospect
State of Montana	John Fredlund	Township 9 North, Range 25 East
(34,873-02)	12-3-2002	Section 36: All
10 years
Containing 640.0 acres, more or less.
Musselshell Co., Montana
(640.0 net acres)
Gage Dome Prospect
USA	John Fredlund	Township 9 North, Range 26 East
(MTM-85735)	11-1-1996	Section 8: SE
	10 years	Section 14: SESE
Section 18: Lots 1, 2

Containing 282.89 acres, more or less.
Musselshell Co., Montana
(282.89 net acres)

USA	John Fredlund	Township 9 North, Range 26 East
(MTM-84837)	2-1-1996	Section 21: All
10 years
Containing 640.0 acres, more or less.
Musselshell Co., Montana
(640.0 net acres)
Delphia Prospect
State of Montana	John Fredlund	Township 9 North, Range 27 East
(34,874-02)	12-3-2002	Section 36: All, excpt RR r/w
10 years
Containing 613.50 acres, more or less.
Musselshell Co., Montana
(613.50 net acres)

USA	John Fredlund	Township 9 North, Range 27 East
(MTM-85736)	11-1-1996	Section 21: E2
	10 years	Section 22: SWNE, S2NW, SW

Containing 600.0 acres, more or less.
Musselshell Co., Montana
(600.0 net acres)

Hawk Creek Prospect
John Fredlund,	Zone Exploration, Inc.	Township 8 North, Range 29 East
et ux Bess Snyder	9-1-2003	Section 2: Lots 13-20
5 years
Township 8 North, Range 30 East
Section 6: Lots 4, 5, 12, 13, 20, 21,
25, 26, E2SW, W2SE, NESE
Section 18: Lots 1-4, E2W2, E2

Containing 1,429.81 acres, more or less.
Musselshell Co., Montana
(89.91 net acres)
Wolf Springs Prospect
Charles Ruthern Horton,	Reger Oil, Inc.	Township 7 North, Range 32 East	Doc No.
aka Charles R. Horton	6-22-2000	Section 19: Lots 2-4, SENW, S2NE,	3096057
aka Charley R. Horton	5 years	E2SW, SE
Section 30: E2

Containing 800.0 acres, more or less.
Yellowstone Co., Montana
(152.0 net acres)

Charles Rockwood Horton Reger Oil, Inc.		Township 7 North, Range 32 East	Doc No.
aka Charles Rocky Horton 8-3-2000		Section 19: Lots 2-4, SENW, S2NE,	3264951
	5 years	E2SW, SE
Section 30: E2

Containing 800.0 acres, more or less.
Yellowstone Co., Montana
(48.0 net acres)

Jeffrey D. Horton,	Reger Oil, Inc.	Township 7 North, Range 32 East	Doc No.
Personal Representative	7-24-2000	Section 19: Lots 2-4, SENW, S2NE,	3264952
of the Estate of	5 years	E2SW, SE
Roland Dean Horton,		Section 30: E2
deceased
Containing 800.0 acres, more or less.
Yellowstone Co., Montana
(184.0 net acres)

The leases cover approximately 12,972 gross acres (9,268 net acres).

The leases are subject to royalties totaling 18% in favor of the landowners and Zone.

Item 3. Legal Proceedings

Claim by Peter Whitehead

The Company and its subsidiary August Research Corp. are the subject of a legal proceeding commenced in the Supreme Court of British Columbia on July 24, 2003 by Peter Whitehead, a former director and officer of the Company. Mr. Whitehead claims against the Company for reimbursement of expenses totaling $40,670, an unspecified value of 200,000 stock options which he claims to be entitled to, an order for delivery of 1,500,000 common shares of the Company which he claims he was offered as an inducement to enter into employment contract in June of 2002 with the Company and for unspecified damages and costs for breach of the contract. The Company is defending the action and takes the position that Mr. Whitehead voluntarily resigned or refused to carry out his duties under the employment contract and is therefore not entitled to the remedies sought. The Company claims that the 1,500,000 shares were registered in the name of Mr. Whitehead on the understanding that he would continue to serve the Company and that he is now not entitled to the shares because of his voluntary termination of his employment contract.

Possible Claim by iCyberdata Technology Inc.

The Company is aware of a possible claim by iCyberdata in respect of a memorandum of undertaking (the “MOI”) dated July 24, 2003 and a share purchase agreement dated September 30, 2003 (the “Share Purchase Agreement”). The Company was contemplating the purchase of the shares of iCyberdata from the shareholders of iCyberdata. In furtherance of the proposed purchase, the Company entered into the MOI and executed a copy of the Share Purchase Agreement. The Company takes the position that he MOI was intended to be a non-binding letter of intent only and that the Share Purchase Agreement entered into by the Company was not to be binding on the Company until it was executed by the shareholders of iCyberdata and its final form was approved by legal counsel for the Company neither of which events ever occurred. iCyberdata, by letter dated October 29, 2003 claimed to terminate the Agreement and has demanded $75,000 from the Company under the terms of the alleged agreement. In subsequent correspondence iCyberdata continues to allege that the Company is required to advance them $10,000 per month in respect of the alleged agreement terminated by their letter of October 29, 2003. No legal action has yet been commence by iCyberdata and the Company intends to vigorously defend any action that may be commenced on the basis that it has no legal obligations to iCyberdata.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended August 31, 2003.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol AGBM. The listing was obtained on May 16, 2002. The high and the low prices for our shares for each quarter of our last two fiscal years since the shares commenced trading were:

Fiscal Quarter Ended	High	Low
August 31, 2002	$4.75	$0.35
November 30, 2002	$6.90	$2.75
February 28, 2003	$7.40	$3.00
May 31, 2003	$4.05	$1.65
August 31, 2003	$0.90	$0.41
November 30, 2003	$0.49	$0.41

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of the date of this report, there were 21 registered shareholders of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A)	we would not be able to pay our debts as they become due in the usual course of business; or
(B)
our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

We have not completed any sales of unregistered securities during the period covered by this report not previously reported in Form 10-QSB.

During the year ended August 31, 2003 the Company received subscriptions from two subscribers who represented that they were accredited investors for the purchase of 10,000 common shares of the Company at $2.00 per share pursuant to Rule 506 of Regulation D. In view of the changes in the Company’s business the directors are reviewing whether it is appropriate to proceed with the private placement at $2.00 per share and may decline the subscriptions and or seek to have the subscribers purchase a different number of shares at a different price after full disclosure of changes to the subscribers. In the event the Company does not proceed with a private placement with the subscribers it will be liable to return the subscription funds to them.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operations:

During the next 12 months the Company’s plan of operations is to complete the acquisition of the Horizontal Amsden Play and to make the Project Expenditures as detailed under the heading “Purchase & Sale Agreement” under Item 1 “Business of the Company” above. The expenditures involved are detailed as follows:

a.	completion of acquisition of Horizontal Amsden Play	$165,366
b.	acquisition of additional leases in Area of Mutual Interest	$800,000
c.	purchase of 2 to 6 producing vertical oil wells	$300,000
d.	completion of 3-D seismic surveys	$200,000
e.	one to three well drilling program	$1,200,000

	Total:	$2,665,366

These planned expenditures are subject to the Company successfully completing its due diligence and proceeding with the acquisition of the Amden Horizontal Play. The exact amount of expenditures under each item will depend on the success of negotiations and recommendations of professional consultants to be retained to review and develop exploration programs. In addition, any expenditures are subject to the Company obtaining sufficient financing. At November 30, 2003 the Company had a working capital deficiency of $75,798. The Company will require significant financing to complete the acquisition of the Amden Horizontal Play and to pay the Project Expenditures detailed above. The Company will seek to obtain such financing through borrowing or sale of its equity shares. At the present time the Company does not have any debt or equity financing arranged and there is no assurance that any will be available. Accordingly, there is a significant risk that the Company will not be able to complete its business plan.

In addition to the planned expenditures set out above the Company will require funding for general corporate purposes including legal, audit and administrative expenses. The Company estimates that at least $100,000 will be required for such purposes during the next 12 months. At the present time, the Company does not have any funding available to meet such expenses and will need to obtain loans or sell equity shares to continue to meet its filing obligations. There is no assurance that such funding will be available to the Company.

At the present time the Company cannot satisfy its immediate cash requirements.

The Company does not presently have any employees other than its two executive officers and does not anticipate having any employees within the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in this annual report.

Foreign Currency Translation

Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

1.	Monetary items at the rate prevailing at the balance sheet date;
2.	Non-monetary items at the historical exchange rate; and
3.	Revenue and expense at the average rate in effect during the applicable accounting period.

Income Taxes

We have adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Oil & Gas Payments and Exploration Costs

We plan to adopt the following policy relating to our new acquisition of the Horizontal Amsden Play:

We will expense all costs related to the acquisition, maintenance and exploration of oil and gas leases in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects, therefore, all costs will be expensed.

Item 7. Financial Statements

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
August Biomedical Corporation
(Formerly Coyote Ventures Corp.)
(A development stage company)

We have audited the consolidated balance sheets of August Biomedical Corporation (formerly Coyote Ventures Corp.) (a development stage company) as at August 31, 2003 and 2002, and the consolidated statements of loss, cash flows, and stockholders’ equity for each of the two years then ended August 31, 2003, and for the period from inception, May 26, 2000, to August 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2003 and 2002, and the results of its operations and cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $625,797 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“Morgan & Company”

November 24, 2003, except as to Note 10	Chartered Accountants
which is as December 15, 2003.

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

AUGUST BIOMEDICAL CORPORTION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2003	2002

ASSETS
Current
Cash	$850	$183,608
Accounts receivable	3,734	-
Prepaid expenses	-	1,554
	4,584	185,162
Equipment (Note 3)	1	10,991
Intangible Assets (Note 4)	-	20,000

	$4,585	$216,153

LIABILITIES
Current
Accounts payable and accrued liabilities	$80,382	$49,591

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,065,000 Common shares at August 31, 2003 and
12,025,000 Common shares at August 31, 2002	12,065	12,025

Additional paid-in capital	517,935	417,975

Share Subscriptions Received (Note 6)	20,000	-

Deficit Accumulated During The Development Stage	(625,797)	(183,278)
	(75,797)	246,722
Less: Subscriptions Receivable	-	(80,160)
	(75,797)	166,562

	$4,585	$216,153

Nature Of Operations (Note 1)

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(Stated in U.S. Dollars)

			INCEPTION
			MAY 26
	YEARS ENDED		2000 TO
	AUGUST 31		AUGUST 31
	2003	2002	2003

Expenses
Amortization	$5,240	$1,331	$6,571
Consulting fees (Note 8)	215,838	32,436	259,274
General and administrative	41,850	11,711	53,922
Interest (Note 5)	20,000	-	20,000
Investor relations	19,500	3,190	22,690
Mineral property option payments	-	10,000	15,500
Mineral property exploration expenditures	-	4,000	12,273
Professional fees	101,249	27,500	194,492
Stock transfer fees	3,478	835	5,711
Write down of advances receivable	1,500	-	1,500
Write down of equipment	33,864	-	33,864

Net Loss For The Period	$442,519	$91,003	$625,797

Basic And Diluted Loss Per Share	$(0.04)	$(0.01)

Weighted Average Number of Shares
Outstanding	12,046,534	11,581,250

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			MAY 26
	YEARS ENDED		2000 TO
	AUGUST 31		AUGUST 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(442,519)	$(91,003)	$(625,797)
Items not involving cash:
Amortization	5,240	1,331	6,571
Interest	20,000	-	20,000
Write down of equipment	33,864	-	33,864

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Prepaid expenses	1,554	(1,554)	-
Accounts receivable	(3,734)	-	(3,734)
Accounts payable and accrued liabilities	50,791	(1,276)	80,382
	(334,804)	(92,502)	(488,714)

Cash Flows From Financing Activities
Share capital issued	180,160	264,840	530,000
Share subscriptions received	20,000	-	20,000
Loan payable	180,000	-	180,000
	380,160	264,840	730,000

Cash Flows From Investing Activities
Purchase of equipment	(28,114)	(12,322)	(40,436)
Patent acquisitions	(220,000)	-	(220,000)
Proceeds from sale of patent	20,000	-	20,000
	(228,114)	(12,322)	(240,436)

(Decrease) Increase In Cash	(182,758)	160,016	850

Cash, Beginning Of Period	183,608	23,592	-

Cash, End Of Period	$850	$183,608	$850

Supplemental Disclosure Of Non-Cash
Financing Activities
Accounts payable for patent cost accrued	$-	$20,000	$-
Patent exchanged for loan repayment	$200,000	$-	$200,000

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

AUGUST 31, 2003
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVED	DEFICIT	TOTAL

Shares issued for cash
at $0.001 (May 2000)	7,500,000	$7,500	$-	$-	$-	$7,500
Shares issued for cash
at $0.01 (June 2000)	4,000,000	4,000	36,000	-	-	40,000
Shares issued for cash
at $0.10 (August 2000)	75,000	75	7,425	-	-	7,500
Net loss for the period	-	-	-	-	(17,927)	(17,927)

Balance, August 31,
2000	11,575,000	11,575	43,425	-	(17,927)	37,073

Net loss for the year	-	-	-	-	(74,348)	(74,348)

Balance, August 31,
2001	11,575,000	11,575	43,425	-	(92,275)	(37,275)

Shares issued for cash
at $0.50 (August 2002)	150,000	150	74,850	-	-	75,000
Shares issued for cash
at $1.00 (August 2002)	300,000	300	299,700	-	-	300,000
Net loss for the year	-	-	-	-	(91,003)	(91,003)

Balance, August 31,
2002	12,025,000	12,025	417,975	-	(183,278)	246,722

Share subscriptions
received	-	-	-	20,000	-	20,000
Shares issued for cash
at $2.50 (February
2003)	40,000	40	99,960	-	-	100,000
Net loss for the year	-	-	-	-	(442,519)	(442,519)

Balance, August 31,
2003	12,065,000	$12,065	$517,935	$20,000	$(625,797)	$(75,797)

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS
	a)	Organization The Company was incorporated on May 26, 2000 in the State of Nevada, U.S.A. On December 31, 2002, the Company changed its name from Coyote Ventures Corp. to August Biomedical Corporation.
b)

Development Stage Activities

August Biomedical Corporation (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. During the year, the Company was engaged in the business of developing technology related to cancer imaging systems and conducted business through its wholly owned subsidiary, August Research Corporation. The Company has discontinued this business and is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.

In prior years, the Company had been primarily engaged in the acquisition and exploration of mining properties, and was classified as an exploration stage company.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $625,797 for the period from May 26, 2000 (inception) to August 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
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

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
d)

Impairment of Long-Lived Assets

The Company periodically evaluates potential impairments of its long-lived assets, including intangibles. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the assets. If these cash flows are less than the carrying value of the assets, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

Long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated costs of disposal.

e)

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

	f)	Foreign Currency Translation The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:
i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
g)

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

h)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

i)

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

j)

Mineral Property Option Payments and Exploration Costs

The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

3.	EQUIPMENT

		2003	2002

	Office equipment	$2,481	$2,481
	Laboratory equipment	37,955	9,841
		40,436	12,322
	Less: Accumulated amortization	(6,571)	(1,331)
	Less: Write down to nominal value	(33,864)	-

		$1	$10,991

4.	INTANGIBLE ASSETS
a)

Cerveyor Technology

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

b)

Oralview Technology

Pursuant to an option agreement, dated September 9, 2002, the Company paid $20,000 to acquire an option to acquire a United States patent covering the Oralview Technology. The Company exercised its option by paying $180,000 on January 30, 2003. Under a July 9, 2003 loan and security agreement, the Oralview Technology is being held as security against the $180,000 loan payable (see Note 5).

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

5.

LOAN PAYABLE

Loan payable is a short term unsecured bridge financing repayable on the earlier of the first major financing or August 30, 2003. The loan is repayable in the amount of $200,000 which includes a bonus of $20,000 to cover interest.

On July 9, 2003, the Company entered into a loan and security agreement whereby the lender will forgo exercising its right to demand immediate payment on August 30, 2003 in consideration of the Company doing the following: (i) loan to be secured by the patent covering the Oralview Technology; (ii) commence paying the lender interest at 1% per month; (iii) repaying the $200,000 amount as follows: $25,000 on or before July 15, 2003; $75,000 on or before August 15, 2003; and the balance of $100,000 on or before September 15, 2003.

As the Company has not made any of the required payments, the lender has exercised its rights to acquire the patents covering the Oralview Technology in exchange for full repayment of the loan.

6.

SHARE SUBSCRIPTIONS RECEIVED

The Company has approved the private placement of 3,000,000 units at $2.00 per unit. Each unit will consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months. As at August 31, 2003, $20,000 had been advanced in connection with this private placement. Subsequent to August 31, 2003, the Company ceased raising financing under the private placement.

7.

STOCK OPTION PLAN

The Company adopted a stock option plan (the “Plan”) pursuant to which the directors may grant a maximum of 1,736,250 common stock options to officers, key employees and consultants. The Company granted 1,735,000 fully vested incentive stock options allowing the holders to purchase one common share of the Company at $2.50 per share for a term expiring September 9, 2004.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

7.	STOCK OPTION PLAN (Continued) The following is a summary of the stock option activity during the year ended August 31, 2003:
		WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	SHARES	PRICE

Outstanding, August 31, 2002	-	$-

Granted	1,735,000	2.50
Exercised	(40,000)	(2.50)

Outstanding, August 31, 2003	1,695,000	$2.50

8.

RELATED PARTY TRANSACTIONS

During the year ended August 31, 2003, the Company incurred consulting expenses of $112,187 (2002 - $18,423) to directors and officers.

As at August 31, 2003, the Company has $20,850 (2002 - $23,460) in accounts payable owing to a director and officer.

9.

CONTINGENCY

The Company is subject to a legal action being brought against it by a former director and officer for wrongful dismissal and breach of contract. Management is of the opinion that the amount of the claim, if any, is not determinable and, accordingly, no provision has been recorded in the accounts at August 31, 2003.

AUGUST BIOMEDICAL CORPORATION
(Formerly Coyote Ventures Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003 AND 2002
(Stated in U.S. Dollars)

10.

SUBSEQUENT EVENTS

On December 15, 2003, the Company entered into an agreement to acquire a 100% working interest (82.5% net revenue interest) in certain oil and gas leases located in Yellowstone Counties, Montana, U.S.A. The purchase price is $185,366 payable as follows:

	a)	a non-refundable deposit of $20,000 on execution of the Agreement and
	b)	$165,366 due by February 16, 2004, subject to satisfactory due diligence by the Company.

Under the terms of the Agreement, should the Company elect to proceed with the acquisition following completion of the due diligence, it will be committed to expend an additional $3,325,000 over the next two years to acquire additional leases, complete seismic surveys and drill wells.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

ITEM 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Scott Houghton, and our Chief Financial Officer, Korina Houghton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended August 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Position	Since

Scott C. Houghton	35	President and	2000
		Director

Korina Houghton	35	Secretary/treasurer and	2002
		Director

Arnold Howardson	58	Senior Vice-President	2002

Scott C. Houghton. Scott C. Houghton was appointed as a director and as president on May 26, 2000. Mr. Houghton holds a Mechanical Engineering degree from the University of New Brunswick. From December 1997 to May 2000, Mr. Houghton was the president and a director of Universal Domains Incorporated (formerly Four Crown Foods Inc.) a wholesale distributor of seafood products and public company that trades on the OTC Bulletin Board. From March 1995 to September 1997, Mr. Houghton worked as the vice president of corporate relations for A.A.N. Holdings, Ltd, a corporate management company. Besides his work with the Company since May of 2000, Mr. Houghton has been working as an unpaid campaign coordinator for the Liberal Party in Canada and managing his personal investment portfolio.

Korina Houghton. Korina Houghton received her Bachelor of Science Degree from the University of New Brunswick in 1993 and has held a number of communications and environmental planning positions throughout British Columbia. In addition, she is active in a number of charitable foundations and established The Foundation of Hope for Children’s Hospitals, a BC based charity, in 1998.

Arnold Howardson. Arnold Howardson is Senior Vice-President of the Company and has served in this capacity since October 16, 2002. For the past 25 years Mr. Howardson has been the president of Olympic Power and Engineering Corp.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establish various committees during the current fiscal year.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended August 31, 2003, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to the following individuals, our “named executive officers” for the two most recently completed fiscal years ended August 31, 2002 and August 31, 2003.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)(1)	LTIP payouts ($)	All Other Compensation
Scott C. Houghton	President, Chief Executive Officer and Director	2002	$0	0	0	0	195,000	0	0
		2003	$0	$50,000	0	0	0	0	0
Korina Houghton	Secretary, Treasurer, Chief Financial Officer and Director	2002	$0	0	0	0	25,000	0	0
Peter Whitehead	Former Vice-President andDirector	2002	$0	0	0	0	175,000	0	0
		2003	$62,187	0	0	0	0	0	0
Arnold Howardson	Vice- President	2002	$0	0	0	0	200,000	0	0
		2003	$0	0	0	0	0	0	0
John Manker	Former Vice- President and Director	2002	$0	0	0	0	10,000	0	0
		2003	$0	0	0	0	0	0	0

(1) All of the options are exercisable at a price of $2.50 per share until September 9, 2004. The options granted to the above named executive officers represent 34.9% of the total options granted.

STOCK OPTION GRANTS

We did not grant any stock options to the executive officers or directors from during the year ended August 31, 2002. We granted stock options to directors, employees and consultants on September 9, 2002 entitling them to purchase up to 1,735,000 common shares of the Company at a price of $2.50 per share at any time up to September 9, 2004 under the terms of an option plan designated the 2002 Stock Option Plan.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended August 31, 2003. A total of 40,000 options were exercised at $2.50 per share by consultants during the fiscal year ended August 31, 2003.

OUTSTANDING STOCK OPTIONS

There are presently 671,500 options outstanding under our 2002 Stock Option Plan including the 430,000 options held by our named executive officers as set out above. At the present time the options are of little or no value as the exercise price exceeds the market price of the Company’s common shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of January 14, 2003, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of class	Name and address	Amount of	Percent
class(1)	of beneficial owner	beneficial ownership	of

Common Stock	Scott C. Houghton	2,780,000 shares(2)	22.6%(3)
1201 West Pender Street
Suite 202
Vancouver, BC V6E 2V2

Common Stock	Korina Houghton	2,780,000 shares(4)	22.6%(3)
1238 Melville Street, Suite 1205
Vancouver, BC V6E 4N2

Common Stock	Arnold Howardson	2,100,000 shares(5)	17.1%(3)
6131 Greenwood Place
Nanaimo, BC V9V 1K6

Common Stock	Peter Whitehead	1,500,000 shares	13.7%(3)
2440 Queens Avenue
West Vancouver, BC V7V 2Y6

Common Stock	Nick MacKinnon	1,500,000 shares	13.9%(3)
2267 Marstrand Avenue
Vancouver, BC V6K 2H8

Common Stock	All Officers and Directors	4,880,000 shares(6)	39.1(7)
as a Group that consists of
three people

(1)	The percent of class is based on 12,065,000 shares of common stock issued and outstanding as of January 14, 2004.
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

(5)	Of the shares represented, 1,900,000 are held by Mr. Howardson outright and 200,000 represent options to purchase common shares.
(6)
Of the shares represented, 4,460,000 are held outright and 420,000 represent options to purchase common shares. The shares and options held by Scott C. Houghton and Korina Houghton have only been included once, even though they are the beneficial holder of the securities of the other.

(7)	Percentage is calculated assuming the options held by the officers and directors have been exercised.

Item 12. Certain Relationships and Related Transactions

There have been no transactions by the Company within the last two years where a director, officer or shareholder of the Company, had a direct or indirect interest.

PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

On July 10, 2003, the Company filed a Report on Form 8-K announcing under Item 2 of that report the disposition of its CERVeyorTM Technology and under Item 5 of that report the granting of a security interest in its ORALview Technology, as more particularly described elsewhere in this Form 10-KSB.

On December 23, 2003, the Company filed a Report on Form 8-K announcing under Item 2 of that report that the Company had acquired its interest in the Horizontal Amsden Play described elsewhere in this Form 10-KSB.

(b) Exhibits

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Share Certificate (1)

10.1	Sale of Technology Agreement (2)

10.2	Option Agreement dated September 9, 2002 (4)

10.3	BCCA Royalty Agreement (4)

10.4	Loan and Security Agreement with 648613 BC Ltd. dated July 9, 2003(5)

10.5	Purchase and Sale Agreement with Zone Exploration, Inc. dated December 15, 2003 for the purchase of the Horizontal Amsden Play (6)

19.1	Definitive Information Statement on Schedule 14C (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Previously Filed as an Exhibit to our Form SB-2/A registration statement filed on November 28, 2001.
(2)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on August 30, 2002.
(3)	Previously Filed with the Securities and Exchange Commission on December 6, 2002.
(4)	Previously Filed as an Exhibit to our Annual Report on Form 10-KSB filed on December 16, 2002
(5)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on July 10, 2003
(6)	Previously Filed as an Exhibit to our Current Report on Form 8-K filed on December 23, 2003
(7)	Filed as an Exhibit to this Annual Report on Form 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal year ended August 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $10,200.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST BIOMEDICAL CORPORATION

By:	/s/Scott C. Houghton
Scott C. Houghton, President and Chief Executive Officer
Director
	Date:	January 14, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Scott C. Houghton
Scott C. Houghton, President and Chief Executive Officer
Principal Executive Officer)
Director
	Date:	January 14, 2004

By:	/s/Korina Houghton
Korina Houghton, Secretary, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
	Date:	January 14, 2004