Form 10QSB
period 2003-11-30
AUGUST BIOMEDICAL CORP
filed 2004-01-20
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to__________

Commission File Number 000-33389

AUGUST BIOMEDICAL CORPORATION
(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2268239
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1014 Robson Street, P.O. Box 73575
Vancouver, B.C., Canada	V6E 4L9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-608-3831

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,065,000 Shares of $0.001 par value Common Stock outstanding as of January 19, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	NOVEMBER 30	AUGUST 31
	2003	2003

ASSETS

Current
Cash	$614	$850
Accounts receivable	3,744	3,734
	4,358	4,584
Equipment	1	1

	$4,359	$4,585

LIABILITIES

Current
Accounts payable and accrued liabilities	$85,152	$80,382

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,065,000 Common shares	12,065	12,065

Additional paid-in capital	517,935	517,935

Share Subscriptions Received (Note 4)	20,000	20,000

Deficit Accumulated During The Development Stage	(630,793)	(625,797)
	(80,793)	(75,797)

	$4,359	$4,585

Nature Of Operations (Note 2)

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			MAY 26
	THREE MONTHS ENDED		2000 TO
	NOVEMBER 30		NOVEMBER 30
	2003	2002	2003

Expenses
Amortization	$-	$916	$6,571
Consulting fees (Note 6)	-	50,906	259,274
General and administrative	236	18,830	54,158
Interest	-	-	20,000
Investor relations	-	20,132	22,690
Mineral property option payments	-	-	15,500
Mineral property exploration
expenditures	-	-	12,273
Professional fees	4,720	31,379	199,212
Stock transfer fees	40	799	5,751
Write down of advances receivable	-	-	1,500
Write down of equipment	-	-	33,864

Net Loss For The Period	$4,996	$122,962	$630,793

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number of Shares
Outstanding	12,025,000	12,025,000

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			MAY 26
	THREE MONTHS ENDED		2000 TO
	NOVEMBER 30		NOVEMBER 30
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(4,996)	$(122,962)	$(630,793)
Items not involving cash:
Amortization	-	916	6,571
Interest	-	-	20,000
Write down of equipment	-	-	33,864

Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Prepaid expenses	-	466	-
Accounts receivable	(10)	(1,500)	(3,744)
Accounts payable and accrued liabilities	4,770	(13,001)	85,152
	(236)	(136,081)	(488,950)

Cash Flows From Financing Activities
Advances from shareholder	-	20,000	-
Share capital issued	-	80,160	530,000
Share subscriptions received	-	-	20,000
Loan payable	-	-	180,000
	-	100,160	730,000

Cash Flows From Investing Activities
Purchase of equipment	-	(15,425)	(40,436)
Patent acquisitions	-	(20,000)	(220,000)
Proceeds from sale of patent	-	-	20,000
	-	(35,425)	(240,436)

(Decrease) Increase In Cash	(236)	(71,346)	614

Cash, Beginning Of Period	850	183,608	-

Cash, End Of Period	$614	$112,262	$614

Supplemental Disclosure Of Non-Cash Financing
Activities
Patent exchanged for loan repayment	$-	$-	$200,000

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIENCY

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL	SHARE
			PAID-IN	SUBSCRIPTIONS
	SHARES	AMOUNT	CAPITAL	RECEIVED	DEFICIT	TOTAL

Shares issued for cash at
$0.001 (May 2000)	7,500,000	$7,500	$-	$-	$-	$7,500
Shares issued for cash at
$0.01 (June 2000)	4,000,000	4,000	36,000	-	-	40,000
Shares issued for cash at
$0.10 (August 2000)	75,000	75	7,425	-	-	7,500
Net loss for the period	-	-	-	-	(17,927)	(17,927)

Balance, August 31, 2000	11,575,000	11,575	43,425	-	(17,927)	37,073

Net loss for the year	-	-	-	-	(74,348)	(74,348)

Balance, August 31, 2001	11,575,000	11,575	43,425	-	(92,275)	(37,275)

Shares issued for cash at
$0.50 (August 2002)	150,000	150	74,850	-	-	75,000
Shares issued for cash at
$1.00 (August 2002)	300,000	300	299,700	-	-	300,000
Net loss for the year	-	-	-	-	(91,003)	(91,003)

Balance, August 31, 2002	12,025,000	12,025	417,975	-	(183,278)	246,722

Share subscriptions
received	-	-	-	20,000	-	20,000
Shares issued for cash at
$2.50 (February 2003)	40,000	40	99,960	-	-	100,000
Net loss for the year	-	-	-	-	(442,519)	(442,519)

Balance, August 31, 2003	12,065,000	12,065	517,935	20,000	(625,797)	(75,797)

Net loss for the period	-	-	-	-	(4,996)	(4,996)

Balance, November 30,
2003	12,065,000	$12,065	$517,935	$20,000	$(630,793)	$(80,793)

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited consolidated financial statements as of November 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2003 audited financial statements and notes thereto.

2.	NATURE OF OPERATIONS

	a)	Organization The Company was incorporated on May 26, 2000 in the State of Nevada, U.S.A. On December 31, 2002, the Company changed its name from Coyote Ventures Corp. to August Biomedical Corporation.

b)

Development Stage Activities

August Biomedical Corporation (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. The Company’s entry into the natural gas and oil business began subsequent to November 30, 2003 with the acquisition of a 100% working interest in certain oil and gas leases located in Yellowstone Counties, Montana, USA (Note 7). Prior to this, the Company was engaged in the business of developing technology related to cancer imaging systems and conducted business through its wholly owned subsidiary, August Research Corporation. The Company has discontinued this business and is devoting substantially all of its present efforts to establish its interest in the oil and gas lease.

	c)	Going Concern The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (Continued)

c)

Going Concern (Continued)

As shown in the accompanying financial statements, the Company has incurred a net loss of $630,793 for the period from May 26, 2000 (inception) to November 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Consolidation These financial statements include the accounts of the Company and its wholly-owned subsidiary, August Research Corp., a British Columbia corporation.

b)

Oil and Gas Properties

The Company follows the successful efforts method of accounting for oil and gas exploration and production activities. Acquisition costs, development costs and successful exploration costs are capitalized. Exploratory dry hole costs, lease rental, and geological and geophysical costs are charged to expenses as incurred. Producing properties are depleted by the units-of-production method based on estimated proved reserves.

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)

Equipment

Equipment is recorded at cost. Amortization of office equipment and laboratory equipment is calculated on a straight-line basis at annual rates of 30% and 20% respectively.

Equipment not used in operations have been written down to a nominal value in the prior period.

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

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

h)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

4.

SHARE SUBSCRIPTIONS RECEIVED

The Company has approved the private placement of 3,000,000 units at $2.00 per unit. Each unit will consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months. As at August 31, 2003, $20,000 had been advanced in connection with this private placement. Subsequent to November 30, 2003, the Company has ceased raising financing under the private placement.

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

5.

STOCK OPTION PLAN

The Company adopted a stock option plan (the “Plan”) pursuant to which the directors may grant a maximum of 1,736,250 common stock options to officers, key employees and consultants. The Company granted 1,735,000 fully vested incentive stock options allowing the holders to purchase one common share of the Company at $2.50 per share for a term expiring September 9, 2004.

The following is a summary of the stock option activity during the period ended November 30, 2003:

		WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	SHARES	PRICE

Outstanding, August 31, 2002	-	$-

Granted	1,735,000	2.50
Exercised	(40,000)	(2.50)

Outstanding, August 31, 2003	1,695,000	2.50

Granted	-	-
Exercised	-	-

Outstanding, November 30, 2003	1,695,000	$2.50

6.

RELATED PARTY TRANSACTIONS

During the period ended November 30, 2003, the Company incurred consulting expenses of $Nil (2002 - $9,523) to directors and officers.

As at November 30, 2003, the Company has $20,850 (2002 - $23,460) in accounts payable owing to a director and officer.

AUGUST BIOMEDICAL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

7.

CONTINGENCY

The Company is subject to a legal action being brought against it by a former director and officer for wrongful dismissal and breach of contract. Management is of the opinion that the amount of the claim, if any, is not determinable and, accordingly, no provision has been recorded in the accounts at November 30, 2003.

8.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding August Biomedical Corporation’s (August Biomedical) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports August Biomedical files with the SEC, including August Biomedical’s Annual Report on Form 10-KSB for the year ended August 31, 2003. These factors may cause August Biomedical's actual results to differ materially from any forward-looking statement. August Biomedical disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We were incorporated on May 26, 2000, under the laws of the State of Nevada under the name Coyote Ventures Corp.

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

AGREEMENT FOR SALE & PURCHASE

Pursuant to an agreement dated December 15, 2003 and executed December 18, 2003 (the “Agreement”) between the Company and Zone, the Company acquired the right to purchase a 100% working interest (82% net revenue interest) in oil and gas leases covering approximately 12,972 gross leasehold acres (approximately 9,268 net leasehold acres) in Musselshell and Yellowstone counties of the State of Montana which comprise the Horizontal Amsden Play. Under the terms of the Agreement the total purchase price is $185,366 (the “Purchase Price”) payable as follows:

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

In the event that the Company determines to proceed with the acquisition following completion of its due diligence, the Company will be obligated to make project expenditures totaling $3,325,000 (the “Project Expenditures”) over a two year period as follows:

YEAR 1	Amount	Purpose

March 17, 2004	$300,000.00	Acquisition of additional
		Prospect leases (15,000 acres)

April 16, 2004	$200,000.00	Acquisition of additional
		Prospect leases (10,000 acres)

	$300,000.00	Negotiations and Purchase
		of existing vertical oil well
		properties (2-6 wells possible)

June 15, 2004	$300,000.00	Acquisition of additional
		Prospect leases (15,000 acres)

	200,000.00	3-D seismic survey at
		Wolf Springs field

October 13, 2004	$1,200,000.00	Drilling participation budget
		For 1, 2 or 3-well program

YEAR 2	Amount	Purpose

First 9 months	$750,000.00	Drilling participation budget
		For additional drilling

	$75,000.00	2nd year lease rentals

TOTAL 2-YR. BUDGET:	$3,325,000.00

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

Plan of Operations

During the next 12 months the Company’s plan of operations is to complete the acquisition of the Horizontal Amsden Play and to make the Project Expenditures as detailed under the heading “Purchase & Sale Agreement” above. The expenditures involved are detailed as follows:

a.	completion of acquisition of Horizontal Amsden Play	$165,366
b.	acquisition of additional leases in Area of Mutual Interest	$800,000
c.	purchase of 2 to 6 producing vertical oil wells	$300,000
d.	completion of 3-D seismic surveys	$200,000
e.	one to three well drilling program	$1,200,000

	Total:	$2,665,366

These planned expenditures are subject to the Company successfully completing its due diligence and proceeding with the acquisition of the Horizontal Amsden Play. The exact amount of expenditures under each item will depend on the success of negotiations and recommendations of professional consultants to be retained to review and develop exploration programs. In addition, any expenditures are subject to the Company obtaining sufficient financing. At November 30, 2003 the Company had a working capital deficiency of $75,798. The Company will require significant financing to complete the acquisition of the Horizontal Amsden Play and to pay the Project Expenditures detailed above. The Company will seek to obtain such financing through borrowing or sale of its equity shares. At the present time the Company does not have any debt or equity financing arranged and there is no assurance that any will be available. Accordingly, there is a significant risk that the Company will not be able to complete its business plan.

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

We had cash on hand of $614 as at November 30, 2003 compared to $850 as at August 31, 2003. We had a working capital deficit of $80,794 as at November 30, 2003 compared to a working capital deficit of $75,798 as at August 31, 2003. We will require additional financing in order to proceed with our plan of operations. Our total expenditures over the next twelve months are anticipated to be $2,765,366. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, we will not be able to complete our business plan. There is no assurance that we will be able to secure the necessary financing.

Additional financing may not be available. Additional financing will be necessary to complete the acquisition of the Horizontal Amsden Play and to pay the Project Expenditures detailed above. We may consider bringing in an additional joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we may not ever be able to locate a joint venture partner who will assist us in funding our acquisition of the Horizontal Amsden Play and the completion of the Project Expenditures.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

Results Of Operations For Period Ending November 30, 2003

We did not earn any revenues during the period ending November 30, 2003. We are presently in the development stage of our business and we can provide no assurance that we will complete the acquisition of the Horizontal Amsden Play, or if such acquisition is completed, that we will proceed with the planned expenditures.

We incurred expenses in the amount of $4,996 for the three months ended November 30, 2003, compared to $122,962 for the three months ended November 30, 2002. These expenses included professional fees in the amount of $4,720 and office and sundry expenditures in the amount of $276. We anticipate our operating expenses will increase as we undertake our plan of operations.

The increase will be attributable to our beginning of our payments of the Project Expenditures commencing with acquiring additional Prospect leases and the professional fees to be incurred in complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $4,996 for the three months ended November 30, 2003, compared to $122,962 for the three months ended November 30, 2002. Our loss was attributable primarily to professional fee expenses.

Liquidity and Capital Resources

We had cash on hand of $614 as at November 30, 2003 compared to $850 as at August 31, 2003. We had a working capital deficit of $80,794 as at November 30, 2003 compared to a working capital deficit of $75,798 as at August 31, 2003.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations . For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Scott C. Houghton, and Chief Financial Officer, Korina Houghton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended November 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on January 15, 2004. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB.

We are aware of a possible claim by iCyberdata in respect of a memorandum of undertaking (the “MOI”) dated July 24, 2003 and a share purchase agreement dated September 30, 2003 (the “Share Purchase Agreement”). We were contemplating the purchase of the shares of iCyberdata from the shareholders of iCyberdata. In furtherance of the proposed purchase, we entered into the MOI and executed a copy of the Share Purchase Agreement. We take the position that the MOI was intended to be a non-binding letter of intent only and that the Share Purchase Agreement entered into by us was not to be binding on us until it was executed by the shareholders of iCyberdata and its final form was approved by our legal counsel neither of which events ever occurred. iCyberdata, by letter dated October 29, 2003 claimed to terminate the Agreement and has demanded $75,000 from us under the terms of the alleged agreement. In subsequent correspondence iCyberdata continues to allege that we are required to advance them $10,000 per month in respect of the alleged agreement terminated by their letter of October 29, 2003. No legal action has yet been commence by iCyberdata and we intend to vigorously defend any action that may be commenced on the basis that it has no legal obligations to iCyberdata

There were no material developments to our previously disclosed legal proceedings during our first quarter ended November 30, 2003.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended November 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended November 30, 2003.

Since November 30, 2003, we filed a Current Report on Form 8-K on December 23, 2003, announcing under Item 2 of that report that we had acquired our interest in the Horizontal Amsden Play.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUGUST BIOMEDICAL CORPORATION

Date: January 19, 2004	By:	/s/ Scott C. Houghton

Scott C. Houghton, President,
Chief Executive Officer and
Director