Form 10QSB
period 2004-03-29
PAN AMERICAN ENERGY CORP
filed 2004-04-22
CIK 1120792

10QSB 1 form10_qsb2004.htm QUARTERLY REPORT FOR THE PERIOD ENDED FEBRUARY 29, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

: Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2004

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to________

Commission File Number 000-33389

PAN AMERICAN ENERGY CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2268239
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1014 Robson Street, P.O. Box 73575
Vancouver, B.C., Canada	V6E 4L9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	604-608-3831

AUGUST BIOMEDICAL CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 : Yes 9 No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,325,000 Shares of $0.001 par value Common Stock outstanding as of April 12, 2004.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(Unaudited)

(Stated in U.S. Dollars)

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	FEBRUARY 29 2004	AUGUST 31 2003

ASSETS
Current
Cash	$26	$85
Goods and Services tax recoverable	$4,189	$3,734

	4,215	4,584
Equipment	1	1

	$4,216	$4,585

LIABILITIES
Current
Accounts payable and accrued liabilities	$92,652	$80,382

STOCKHOLDERS' DEFICIENCY
Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
12,065,000 Common shares	12,065	12,065

Additional paid-in capital	517,935	517,935

Share Subscriptions Received (Note 4)	20,000	20,000

Deficit Accumulated During The Development Stage	(638,436)	(625,797)

	(88,436)	(75,797)

	$4,216	$4,585

Nature Of Operations (Note 2)

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF LOSS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO FEBRUARY 29
	FEBRUARY 29		FEBRUARY 29
	2004	2003	2004	2003	2004

Expenses
Amortization	$-	$1,082	$-	$1,998	$6,571
Consulting fees	-	83,481	-	134,387	259,274
General and administrative	257	4,357	493	23,187	54,415
Interest	-	-	-	-	20,000
Investor relations	-	3,368	-	23,500	22,690
Mineral property option payments	-	-	-	-	15,500
Mineral property exploration expenditures	-	-	-	-	12,273
Oil and gas property option payment	20,000	-	20,000	-	20,000
Professional fees	6,861	30,323	11,581	61,702	206,073
Stock transfer fees	525	2,327	565	3,126	6,276
Write down of advances receivable	-	-	-	-	1,500
Write down of equipment	-	-	-	-	33,864
Forgiveness of debt	(20,000)	-	(20,000)	-	(20,000)

Net Loss For The Period	$7,643	$124,938	$12,639	$247,900	$638,436

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares Outstanding	12,065,000	12,030,555	12,065,000	12,027,762

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

					INCEPTION
					MAY 26
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO FEBRUARY 29
	FEBRUARY 29		FEBRUARY 29
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(7,643)	$(124,938)	$(12,639)	$(247,900)	$(638,436)
Items not involving cash:
Amortization	-	1,082	-	1,998	6,571
Interest	-	-	-	-	20,000
Write down of equipment	-	-	-	-	33,864
Forgiveness of debt	(20,000)	-	(20,000)	-	(20,000)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	-	466	-	932	-
Goods and Services tax recoverable	(445)	-	(455)	(1,500)	(4,189)
Accounts payable and accrued liabilities	7,500	(9,095)	12,270	(22,096)	92,652

	(20,588)	(132,485)	(20,824)	(268,566)	(509,538)

Cash Flows From Financing Activities
Share capital issued	-	100,000	-	180,160	530,000
Loan payable	-	180,000	-	180,000	180,000
Share subscriptions received	-	20,000	-	20,000	20,000
Advances payable	20,000	-	20,000	-	20,000
Advances from shareholder	-	(20,000)	-	-	-

	20,000	280,000	20,000	380,160	750,000

Cash Flows From Investing Activities
Purchase of equipment	-	-	-	(15,425)	(40,436)
Patent acquisitions	-	(180,000)	-	(200,000)	(220,000)
Proceeds from sale of patent	-	-	-	-	20,000

	-	(180,000)	-	(215,425)	(240,436)

(Decrease) Increase In Cash	(588)	(32,485)	(824)	(103,831)	26

Cash, Beginning Of Period	614	112,262	850	183,608	-

Cash, End Of Period	$26	$79,777	$26	$79,777	$26

Supplemental Disclosure Of Non-Cash Financing Activities
Patent exchanged for loan repayment	$-	$-	$-	$-	$200,000

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements as of February 29, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2003 audited financial statements and notes thereto.

2.     NATURE OF OPERATIONS

  Organization

  The Company was incorporated on May 26, 2000 in the State of Nevada, U.S.A. On December 31, 2002, the Company changed its name from Coyote Ventures Corp. to August Biomedical Corporation.

  Effective March 11, 2004, the Company split its common stock at the rate of five-for-one ("forward split") and changed the authorized share capital from 100,000,000 shares of common stock with a par value of $0.001 per share to the following:

  i) 170,000,000 common shares with a par value of $0.001 per share;

  ii) 25,000,000 preferred shares with a par value of $0.001 per share.

  Effective March 23, 2004, the Company changed its name from August Biomedical Corporation to Pan American Energy Corp.

  Development Stage Activities

Pan American Energy Corp. (Formerly August Biomedical Corporation) (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Prior to this, the Company was engaged in the business of developing technology related to cancer imaging systems and conducted business through its wholly owned subsidiary, August Research Corporation. The Company has discontinued this business and is devoting substantially all of its present efforts to identifying and acquiring interests in the oil and gas properties.

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(Unaudited)

(Stated in U.S. Dollars)

2.     NATURE OF OPERATIONS (Continued)

  Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $638,436 for the period from May 26, 2000 (inception) to February 29, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.     SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

    monetary items at the rate prevailing at the balance sheet date;
    non-monetary items at the historical exchange rate;
    revenue and expense at the average rate in effect during the applicable accounting period.

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.     SIGNIFICANT ACCOUNTING POLICIES (Continued))

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

4.     SHARE SUBSCRIPTIONS RECEIVED

The Company has approved the private placement of 3,000,000 units at $2.00 per unit. Each unit will consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months. As at February 29, 2004, $20,000 had been advanced in connection with this private placement. The Company has ceased raising financing under the private placement.

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

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

The following is a summary of the stock option activity during the period:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, August 31, 2002	-	$-

Granted	1,735,000	2.50
Exercised	(40,000)	(2.50)

Outstanding, August 31, 2003 and February 29, 2004	1,695,000	$2.50

6.     RELATED PARTY TRANSACTIONS

During the period ended February 29, 2004, the Company incurred consulting expenses of $Nil (2003 - $63,498) to directors and officers.

As at February 29, 2004, the Company has $20,850 (2003 - $13,477) in accounts payable owing to a former director and officer.

7.     CONTINGENCIES

  The Company is subject to a legal action being brought against it, in the Supreme Court of British Columbia, by a former director and officer for wrongful dismissal and breach of contract. Management is of the opinion that the amount of the claim, if any, is not determinable and, accordingly, no provision has been recorded in the accounts at February 29, 2004.

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 29, 2004

(Unaudited)

(Stated in U.S. Dollars)

7.     CONTINGENCIES (Continued)

  The Company is subject to a legal action being brought against it in the Supreme Court of British Columbia, in respect of a Memorandum of Understanding and a Share Purchase Agreement. Management is or the opinion that the amount of the claim, if any, is not determinable and, accordingly, no provision has been recorded in the accounts at February 29, 2004.

8.     TERMINATED AGREEMENT

On December 15, 2003, and amended, the Company entered into an agreement to acquire a 100% working interest (82.5% net revenue interest) in certain oil and gas leases located in Yellowstone Counties, Montana, U.S.A. The purchase price was $185,366 payable as follows:

a) a non-refundable deposit of $20,000 on execution of the Agreement and

b) $165,366 due by March 15, 2004, (subject to satisfactory due diligence by the Company).

The Company completed its due diligence and management concluded not to proceed further with the acquisition on April 7, 2004, the agreement was terminated by both parties.

Item 2. Management's Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Pan American Energy Corp.'s (Formerly August Biomedical Corporation) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Pan American files with the SEC, including Pan American's Annual Report on Form 10-KSB for the year ended August 31, 2003. These factors may cause Pan American's actual results to differ materially from any forward-looking statement. Pan American disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We were incorporated on May 26, 2000, under the laws of the State of Nevada under the name Coyote Ventures Corp. On December 31, 2002, we changed our name from Coyote Ventures Corp. to August Biomedical Corporation, on March 22, 2004 we changed our name from August Biomedical Corporation to Pan American Energy Corp.

We were planning on being engaged in the business of developing an oil and gas project known as the "Horizontal Amsden Play" in Musselshell and Yellowstone Counties, Montana. This transaction was subject to completion of due diligence and obtaining financing. We failed to complete this acquisition and are now looking at a different business acquisition.

Plan of Operations

During the next 12 months our plan of operations is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. Currently we are in discussions with one such group which management believes has a very promising business. It is anticipated that we will incur nominal expenses in the investigation stage of our plan of operation. Our main cost is related to compliance with our ongoing reporting issuer obligations with the Securities and Exchange Commission.

Once we have identified a suitable business opportunity, we will require funding for general corporate purposes including legal, audit and administrative expenses associated with completing a merger or acquisition. We estimate that at least $100,000 will be required for such purposes during the next 12 months. At the present time, we do not have any funding available to meet such expenses and will need to obtain loans or sell equity shares to continue to meet its filing obligations. There is no assurance that such funding will be available to us.

At the present time we cannot satisfy its immediate cash requirements.

We had cash on hand of $26 as at February 29, 2004 compared to $79,777 as at February 29, 2003 and $85 as at August 31, 2003. We had a deficit accumulated during the development stage of $88,437 as at February 29, 2004 compared to a deficit accumulated during the development stage  of $ 75,797 as at August 31, 2003. Our total expenditures over the next twelve months are anticipated to be $100,000. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, we will not be able to complete our business plan. There is no assurance that we will be able to secure the necessary financing.

Additional financing may not be available. Additional financing may also be necessary to complete any acquisition that we may identify.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

Results Of Operations For Period Ending February 29, 2004

We did not earn any revenues during the period ending February 29, 2004. We are presently in the development stage of our business and we can provide no assurance that we will complete the acquisition of a new business entity, or if such acquisition is completed, that we will proceed with the planned expenditures.

We incurred expenses in the amount of $12,639 for the six months ended February 29, 2004, compared to $124,938 for the six months ended February 29, 2003. These expenses included professional fees in the amount of $6,861 and office and sundry expenditures in the amount of $0.00. We anticipate our operating expenses will increase if we acquire or enter into a new line of business.

We incurred a loss in the amount of $12,639 for the six months ended February 29, 2004, compared to $124,938 for the six months ended February 29, 2003. Our loss was attributable primarily to professional fee expenses.

Liquidity and Capital Resources

We had cash on hand of $26 as at February 29, 2004 compared to$79,777 as at February 29, 2003 and  $85 as at August 31, 2003. We had a deficit accumulated during the development stage  of $88,437 as at February 29, 2004 compared to a deficit accumulated during the development stage  of $75,797 as at August 31, 2003.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations . For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Scott C. Houghton, and Chief Financial Officer, Korina Houghton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 29, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

During our second quarter ended February 29, 2004, iCyberdata commenced legal action against us in respect of a memorandum of undertaking (the "MOI") dated July 24, 2003 and a share purchase agreement dated September 30, 2003 (the "Share Purchase Agreement"). We were contemplating the purchase of the shares of iCyberdata from the shareholders of iCyberdata. In furtherance of the proposed purchase, we entered into the MOI and executed a copy of the Share Purchase Agreement. We take the position that the MOI was intended to be a non-binding letter of intent only and that the Share Purchase Agreement entered into by us was not to be binding on us until it was executed by the shareholders of iCyberdata and its final form was approved by our legal counsel neither of which events ever occurred. iCyberdata, by letter dated October 29, 2003 claimed to terminate the Agreement and has demanded $75,000 from us under the terms of the alleged agreement. In subsequent correspondence iCyberdata continues to allege that we are required to advance them $10,000 per month in respect of the alleged agreement terminated by their letter of October 29, 2003. We intend to vigorously defend this action on the basis that we have no legal obligations to iCyberdata

There were no other material developments to our previously disclosed legal proceedings during our second quarter ended February 29, 2004.

Item 2. Changes in Securities

On March 22, 2004, our issued and outstanding common stock split was forward split on a five for one basis. We also amended our Articles of Incorporation which changed our authorized share capital from 100,000,000 shares of common stock of with a par value of 0.001 to 170,000,000 shares of common stock with a par value of 0.001 per share; and 25,000,000 shares of preferred stock with a par value of $0.001 per share.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On February 5, 2004, a majority of our security holders voted affirmatively for the following:

1.	a five-for-one forward split of the issued and outstanding shares of common stock;
2.	amendment of the Articles of Incorporation to:
	a.	change the name of August Biomedical from "August Biomedical Corporation" to "Pan American Energy Corp."; and
	b.	to change the authorized share capital of Pan American from 100,000,000 shares of common stock of with a par value of 0.001 to:
		i	170,000,000 shares of common stock with a par value of 0.001 per share; and
		ii.	25,000,000 shares of preferred stock with a par value of $0.001 per share.
3.	change of business of Pan American to oil and gas exploration and development;
4.	ratification and approval of the acquisition of the rights to certain oil and gas exploration leases located in Montana in an Agreement between August Biomedical, and Zone Exploration, Inc. and John Fredlund; and
5.	The adoption of a new stock option plan.

Item 5. Other Information

We received a notice of default from Zone Exploration Inc. ("Zone") on March 16, 2004 for failure to make one of the required payments under the Agreement for Sale and Purchase Agreement dated December 15, 2003 between the parties (the "Agreement"). Under the Agreement we had fourteen days from the date of notice to cure the default by tendering to Zone the exercise payment of US$ 165,366. We received a letter of termination from Zone on April 7, 2004. Our Board of Directors believes the termination of the Agreement is in our best interest at this time.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number	Description of Exhibit

31.a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.a	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.a	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.a	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended February 29, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAN AMERICAN ENERGY CORP.

Date: April 21, 2004	By:	/s/ Scott C. Houghton

Scott C. Houghton, President,
Chief Executive Officer and
Director