Form 10QSB
period 2004-05-31
PAN AMERICAN ENERGY CORP
filed 2004-07-20
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

: Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2004

9 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to________

Commission File Number 000-33389

PAN AMERICAN ENERGY CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2268239
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1014 Robson Street, P.O. Box 73575
Vancouver, B.C., Canada	V6E 4L9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	604-632-0038

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,325,000 Shares of $0.001 par value Common Stock outstanding as of May 31, 2004.

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2004	2003
		(Restated - Note 8)
ASSETS

Current
Cash	$-	$850
Goods and Services tax recoverable	4,263	3,734
	4,263	4,584
Equipment	1	1

	$4,264	$4,585

LIABILITIES

Current
Accounts payable and accrued liabilities	$122,851	$80,382

STOCKHOLDER'S DEFICIENCY

Capital Stock
Authorized:
100,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
60,325,000 Common shares	60,325	60,325

Additional paid-in capital	3,005,487	3,005,487

Share Subscriptions Received (Note 3)	20,000	20,000

Deficit Accumulated During The Development Stage	(3,204,399)	(3,161,609)
	(118,587)	(75,797)

	$4,264	$4,585

Basis Of Presentation And Nature Of Operations (Note 1)

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	MAY 31		MAY 31		MAY 31
	2004	2003	2004	2003	2004

Expenses
Amortization	$-	$1,939	$-	$3,937	$6,571
Consulting fees	-	49,661	-	184,048	259,274
General and administrative	329	17,830	822	41,018	54,744
Interest	-	-	-	-	20,000
Investor relations	-	(4,000)	-	19,500	22,690
Mineral property option payments	-	-	-	-	15,500
Mineral property exploration expenditures	3,895	-	3,895	-	16,168
Oil and gas property option payment	-	-	20,000	-	20,000
Professional fees	24,474	22,374	36,055	84,076	230,547
Stock transfer fees	1,453	196	2,018	3,322	7,729
Stock-based compensation	-	-	-	2,535,812	2,535,812
Write down of advances receivable	-	-	-	-	1,500
Write down of equipment	-	-	-	-	33,864
Forgiveness of debt	-	-	(20,000)	-	(20,000)
Write down of intangible asset	-	200,000	-	200,000	-

Net Loss For The Period	$30,151	$288,000	$42,790	$3,071,713	$3,204,399

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Weighted Average Number of Shares Outstanding	60,325,000	60,325,000	60,325,000	60,138,810

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

					CUMULATIVE
					FROM
					INCEPTION
					MAY 26
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	MAY 31		MAY 31		MAY 31
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(30,151)	$(288,000)	$(42,790)	$(3,071,713)	$(3,204,399)
Items not involving cash:
Amortization	-	1,939	-	3,937	6,571
Interest	-	-	-	-	20,000
Write down of equipment	-	-	-	-	33,864
Write down of intangible asset	-	200,000	-	200,000	-
Forgiveness of debt	-	-	(20,000)	-	(20,000)
Stock-based compensation	-	-	-	2,535,812	2,535,812

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid expenses	-	467	-	1,399	-
Goods and Services tax recoverable	(74)	(655)	(529)	(655)	(4,263)
Advances receivable	-	-	-	(1,500)	-
Accounts payable and accrued liabilities	30,199	22,650	42,469	555	122,851
	(26)	(63,599)	(20,850)	(332,165)	(509,564)
Cash Flows From Financing Activities
Share capital issued	-	-	-	180,160	530,000
Loan payable	-	-	-	180,000	180,000
Share subscriptions received	-	-	-	20,000	20,000
Advances payable	-	-	20,000	-	20,000
Advances from shareholder	-	-	-	-	-
	-	-	20,000	380,160	750,000
Cash Flows From Investing Activities
Purchase of equipment	-	(12,689)	-	(28,114)	(40,436)
Patent acquisitions	-	-	-	(200,000)	(220,000)
Proceeds from sale of patent	-	-	-	-	20,000
	-	(12,689)	-	(228,114)	(240,436)

(Decrease) Increase In Cash	(26)	(76,288)	(850)	(180,119)	-
Cash, Beginning Of Period	26	79,777	850	183,608	-

Cash, End Of Period	$-	$3,489	$-	$3,489	$-

Supplemental Disclosure Of Non-Cash Financing Activities
Patent exchanged for loan repayment	$-	$-	$-	$-	$200,000

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

a) The unaudited consolidated financial statements as of May 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the restated August 31, 2003 audited financial statements and notes thereto (see note 8).

b) Organization

The Company was incorporated on May 26, 2000 in the State of Nevada, U.S.A. On December 31, 2002, the Company changed its name from Coyote Ventures Corp. to August Biomedical Corporation.

On March 11, 2004, the Company split its common stock at the rate of five-for-one ("forward split") and changed the authorized share capital from 100,000,000 shares of common stock with a par value of $0.001 per share to the following:

i) 170,000,000 common shares with a par value of $0.001 per share;

ii) 25,000,000 preferred shares with a par value of $0.001 per share.

All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the forward stock split.

On March 23, 2004, the Company changed its name from August Biomedical Corporation to Pan American Energy Corp.

c)  Development Stage Activities

Pan American Energy Corp. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 engaged in the exploration, development and acquisition of natural gas and oil properties in the United States. Prior to this, the Company was engaged in the business of developing technology related to cancer imaging systems and conducted business through its wholly owned subsidiary, August Research Corporation. The Company has discontinued this business and is devoting substantially all of its present efforts to identifying and acquiring interests in the oil and gas properties.

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

d) Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,204,399 for the period from May 26, 2000 (inception) to May 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its technology. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)   Foreign Currency Translation

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

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3. SHARE SUBSCRIPTIONS RECEIVED

The Company has approved the private placement of 3,000,000 units at $2.00 per unit. Each unit will consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months. As at May 31, 2004, $20,000 had been advanced in connection with this private placement. The Company has ceased raising financing under the private placement.

4. STOCK OPTION PLAN

During the year ended August 31, 2003, the Company adopted a stock option plan (the "Plan") pursuant to which the directors may grant a maximum of 8,681,250 common stock options to officers, key employees and consultants. The Company granted 8,681,250 fully vested incentive stock options allowing the holders to purchase one common share of the Company at $0.50 per share for a term expiring September 9, 2004.

The following is a summary of the stock option activity during the period:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, August 31, 2002	-	$-

Granted	8,681,250	0.50
Exercised	(200,000)	(0.50)

Outstanding, August 31, 2003 and May 31, 2004	8,481,250	$0.50

5. RELATED PARTY TRANSACTIONS

During the period ended May 31, 2004, the Company incurred consulting expenses of $Nil (2003 - $146,147) to directors and officers.

As at May 31, 2004, the Company has $20,850 (2003 - $6,095) in accounts payable owing to a former director and officer.

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

6. CONTINGENCIES

i)    The Company is subject to a legal action being brought against it, in the Supreme Court of British Columbia, by a former director and officer for wrongful dismissal and breach of contract. Management is of the opinion that the amount of the claim, if any, is not determinable and, accordingly, no provision has been recorded in the accounts at May 31, 2004.

ii)    The Company is subject to a legal action being brought against it in the Supreme Court of British Columbia, in respect of a Memorandum of Understanding and a Share Purchase Agreement. Management is or the opinion that the amount of the claim, if any, is not determinable and, accordingly, no provision has been recorded in the accounts at May 31, 2004.

7. TERMINATED AGREEMENT

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

8. RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements for the year ended August 31, 2003 have been restated to give effect to the application of SFAS No. 123 in accounting for the fair value of the options granted during the period to consultants. The prior period adjustment results in an increase in stock-based compensation expense of $2,535,812 in the consolidated statement of operations and an increase in additional paid-in capital of $2,535,812 in the consolidated balance sheet.

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

We had no cash on hand as at May 31, 2004 compared to $850 as at August 31, 2003. We had a deficit accumulated during the development stage of $3,204,399 as at May 31, 2004 compared to a deficit accumulated during the development stage of $ 3,16,1609 as at August 31, 2003. Our total expenditures over the next twelve months are anticipated to be $100,000. Accordingly, we will require financing to fund our operations for the next twelve months. If we are unable to obtain additional financing, we will not be able to complete our business plan. There is no assurance that we will be able to secure the necessary financing.

Additional financing may not be available. Additional financing may also be necessary to complete any acquisition that we may identify.

In the next twelve months, we do not plan to make any purchases or sales of significant equipment, nor do we plan to make any significant changes in our number of employees.

Results Of Operations For Period Ending May 31, 2004

We did not earn any revenues during the period ending May 31, 2004. We are presently in the development stage of our business and we can provide no assurance that we will complete the acquisition of a new business entity, or if such acquisition is completed, that we will proceed with the planned expenditures.

We incurred expenses in the amount of $30,151 for the three months ended May 31, 2004, compared to $288,000 for the three months ended May 31, 2003. These expenses included professional fees in the amount of $24,474 and office and sundry expenditures in the amount of $329.00. We anticipate our operating expenses will increase if we acquire or enter into a new line of business.

We incurred a loss in the amount of $42,790 for the nine months ended May 31, 2004, compared to $535,901 for the nine months ended May 31, 2003. Our loss was attributable primarily to professional fee expenses.

Liquidity and Capital Resources

We had cash on hand of $0 as at May 31, 2004 compared to $3,489 as at May 31, 2003. We had a deficit accumulated during the development stage of $3,204,399 as at May 31, 2004 compared to a deficit accumulated during the development stage of $719,179 as at May 31, 2003.

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

(1) Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended May 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAN AMERICAN ENERGY CORP.

Date: July 19, 2004	By:	/s/ Scott C. Houghton

Scott C. Houghton, President,
Chief Executive Officer and
Director