Form 10QSB/A
period 2004-05-31
PAN AMERICAN ENERGY CORP
filed 2004-07-29
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2004

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to__________

Commission File Number 000-33389

PAN AMERICAN ENERGY CORP.
(Exact name of small Business Issuer as specified in its charter)

Nevada	52-2268239
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6644 NORTH OCEAN BOULEVARD
OCEAN RIDGE, FLORIDA	33435
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	604- 608-3831

AUGUST BIOMEDICAL CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes No

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
Basis Of Presentation And Nature Of Operations (Note 1)

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED MAY 31		NINE MONTHS ENDED MAY 31		CUMULATIVE FROM INCEPTION MAY 26 2000 TO 2004
	2004	2003	2004	2003
Expenses
Amortization	$-	$1,939	$-	$3,937	$6,571
Consulting Fees	-	49,661	-	184,048	259,274
General and Administrative	329	17,830	822	41,018	54,744
Interest	-	-	-	-	20,000
Investor relations	-	(4,000)	-	19,500	22,690
Mineral property option payments	-	-	-	-	15,500
Mineral property exploration expenditures	3,895	-	3,895	-	16,168
Oil and gas property option payment	-	-	20,000	-	20,000
Professional fees	24,474	22,374	36,055	84,076	230,547
Stock transfer fees	1,453	196	2,018	3,322	7,729
Stock-based compensation	-	-	-	2,535,812	2,535,812
Write down of advances receivable	-	-	-	-	1,500
Write down of equipment	-	-	-	-	33,864
Forgiveness of debt	-	-	(20,000)	-	(20,000)
Write down of intangible asset	-	200,000	-	200,000	-

Net Loss For the Period	$30,151	$288,000	$42,790	$3,071,713	$3,204,399
Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.05)
Weighted Average Number of Shares Outstanding	60,325,000	60,325,000	60,325,000	60,138,810

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

	THREE MONTHS ENDED MAY 31		NINE MONTHS ENDED MAY 31		CUMULATIVE FROM INCEPTION MAY 26 2000 TO 2004
	2004	2003	2004	2003
Cash Flows From Operating Acitivities
Net loss for the period	$(30,151)	$(288,000)	$(42,790)	$(3,071,713)	$(3,204,399)
Items not involving cash:
Amortization	-	1,939	-	3,937	6,571
Interest	-	-	-	-	20,000
Write down of equipment	-	-	-	-	33,864
Write down of intangible asset	-	200,000	-	200,000	-
Forgiveness of debt	-	-	(20,000)	-	(20,000)
Stock-based compensation	-	-	-	2,535,812	2,535,812

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Prepaid Expenses	-	467	-	1,399	-
Goods and Services tax recoverable	(74)	(655)	(529)	(655)	(4,263)
Advances receivable	-	-	-	(1,500)	-
Accounts payable and accrued liabilities	30,199	22,650	42,469	555	122,851
	(26)	(63,599)	(20,850)	(332,165)	(509,564)

Cash Flows From Financing Activities
Share capital issued	-	-	-	180,160	530,000
Loan payable	-	-	-	180,000	180,000
Share subscriptions received	-	-	-	20,000	20,000
Advances payable	-	-	20,000	-	20,000
Advances from shareholder	-	-	-	-	-
	-	-	20,000	380,160	750,000

Cash Flows From Investing Activities
Purchase of equipment	-	(12,689)	-	(28,114)	(40,436)
Patent acquisitions	-	-	-	(200,000)	(220,000)
Proceeds from sale of patent	-	-	-	-	20,000
	-	(12,689)	-	(228,114)	(240,436)

(Decrease) Increase In Cash	(26)	(76,288)	(850)	(180,119)	-
Cash, Beginning Of Period	26	79,777	850	183,608	-

Cash, End Of Period	$-	$3,489	$-	$3,489	$-

Supplemental Disclosure Of Non-Cash Financing Activities
Patent exchanged for loan repayment	$-	$-	$-	$-	$200,000

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

PAN AMERICAN ENERGY CORP.

(Formerly August Biomedical Corporation)

(A Development Stage Company)

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MAY 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

3. SHARE SUBSCRIPTIONS RECEIVED

The Company has approved the private placement of 3,000,000 units at $2.00 per unit. Each unit will consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months. As at May 31, 2004, $20,000 had been advanced in connection with this private placement. The Company has ceased financing under the private placement and intends to treat the funds received as a loan.

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

The following is a summary of the stock option activity during the period:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, August 31, 2003	2,807,500	$0.50

Granted	-	-
Exercised	-	-
Expired/Lapsed	(682,500)	(0.50)

Outstanding, May 31, 2004	2,125,000	$0.50

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

Item 2. Management's Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Pan American Energy Corp.'s (August Biomedical) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports August Biomedical files with the SEC, including Pan American's Annual Report on Form 10-KSB for the year ended August 31, 2003. These factors may cause Pan American's actual results to differ materially from any forward-looking statement. Pan American disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We were incorporated on May 26, 2000, under the laws of the State of Nevada under the name Coyote Ventures Corp. On December 31, 2002, we changed our name from Coyote Ventures Corp. to August Biomedical Corporation, on March 22, 2004 we changed our name from August Biomedical Corporation to Pan American Energy Corp.

Plan of Operations

Pan American entered into an agreement dated December 15, 2003 with Zone Exploration, Inc. and Mr. John Fredlund whereby Pan American acquired the right to purchase certain oil and gas leases comprising the Horizontal Amsden Play in Musselshell and Yellowstone Counties, Montana. This transaction was subject to completion of due diligence and obtaining financing. Pan American was unable to secure the necessary financing to close this agreement and the agreement was subsequently terminated by Zone Exploration, Inc. on April 7, 2004.

On May 10, 2004, Pan American entered into a merger agreement with Morgan which was expected to complete by July 26, 2004 and is now expected to complete in early August 2004. On completion of the merger the former stockholders of Morgan will own approximately 17.72% of Pan American. This percentage of ownership will increase to 32.5% of Pan American on the cancellation of shares held by certain stockholders who have agreed to cancel their shares concurrent or shortly after closing this transaction. The board of directors of Morgan immediately prior to the merger will be the directors of Pan American and the current board of directors of Pan American will resign. Pan American will change its name to "Morgan Beaumont, Inc." and the business, assets, and liabilities of Morgan will become the business, assets and liabilities of Pan American. The articles and bylaws of Pan American will remain the articles and bylaws of the merged company.

Pan American's Cash Needs. At the present time Pan American cannot satisfy its immediate cash requirements. At May 31, 2004, Pan American had current liabilities of $122,851 and no cash on hand. Further, Pan American's cash needs will be the cash needs of Morgan on closing of the Merger as Morgan will be merged into Pan American. In order to undertake the proposed business plans of Morgan, Pan American will need to raise significant capital. Pan American will seek to obtain such financing through borrowing or sale of its equity shares. At the present time Pan American does not have any debt or equity financing arranged and there is no assurance that any will be available. Accordingly, there is a significant risk that Pan American will not be able to complete its business plan.

Pan American will also require funding for general corporate purposes including legal, audit and administrative expenses. Pan American estimates that at least $100,000 will be required for such purposes during the next 12 months. At the present time, Pan American does not have any funding available to meet such expenses and will need to obtain loans or sell equity shares to continue to meet its filing obligations. There is no assurance that such funding will be available to Pan American.

Employees. Pan American does not presently have any employees other than its two executive officers. The employees of Morgan will become the employees of Pan American on close of the Merger. If the Merger does not close, Pan American does not anticipate having any employees within the next 12 months.

Results of Operations for Period Ending May 31, 2004

We did not earn any revenues during the period ending May 31, 2004. We are presently in the development stage of our business and were unsuccessful in closing our agreement with Zone Exploration Inc. and the agreement was terminated on April 7, 2004. Although we have since entered into a merger agreement with Morgan Beaumont, Inc., we can provide no assurance that we will complete the acquisition of a this new business entity or any other entity, or if such acquisition is completed, that we will proceed with the planned expenditures.

We incurred expenses in the amount of $30,151 for the three months ended May 31, 2004, compared to $288,000 for the three months ended May 31, 2003. The expenses incurred during this quarter were primarily accounting and legal professional fees in the amount of $24,474 and office and sundry expenditures in the amount of $329. We anticipate our operating expenses will increase if we acquire or enter into a new line of business. The expenses incurred in 2004 reflected a $200,000 payment for certain patent acquisitions which were subsequently reversed.

We incurred a loss in the amount of $42,790 for the nine months ended May 31, 2004, compared to $3,071,713 for the nine months ended May 31, 2003. Our losses during the three month period ended May 31, 2004 was attributable primarily to professional fee expenses. Our lose for the nine month period ended May 31, 2004 relates directly to the stock based compensation expense recorded on issue of stock options granted to employees, officers and directors at less than market value of the Company's common stock.

Liquidity and Capital Resources

We had cash on hand of $0 as at May 31, 2004 compared to $3,489 as at May 31, 2003. We had a accumulated deficit of $ (3,204,399) as at May 31, 2004 compared to a accumulated deficit of $ (3,161,609) as at August 31, 2003.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Stock-Based Compensation Expense

The Pan American stock options that were granted during fiscal 2003 were granted at less than market value of the Company's common stock with a total intrinsic value, being the excess of the quoted market price of the common stock over the exercise price at the date the options are granted, of $ 434,062 . In addition, the options granted to consultants are subject to fair value accounting in accordance with FIN 44 resulting in additional compensation expense as at August 31, 2003 of $ 2,101,750. The options were granted have been accounted for as required by SFAS No. 123 by applying the fair value method using the Black-Scholes option pricing model assuming a dividend yield of 0%, a risk-free interest rate of 1.72%, expected option life of one years and an expected volatility of 137%, resulting in additional compensation expense of $2,101,750. The fair value of options granted to directors and officers was $329,000. Note 1(g) and 8 of the unaudited financial statements for the period ended May 31, 2004 and Note 2(g)the revised August 31, 2003 and 2002 audited consolidated financial statements explains in detail the accounting for stock based compensation.

Off-Balance Sheet Arrangements

Pan American does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pan American has had no disagreements with its accountants on accounting or financial disclosures.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Scott C. Houghton, and Chief Financial Officer, Korina Houghton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended May 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Claim by Peter Whitehead

Pan American and its August Research Corp, were subject to a legal proceeding commenced in the Supreme Court of British Columbia on July 24, 2003 by Peter Whitehead, a former director and officer of Pan American. Mr. Whitehead has since abandoned his claims against Pan American and the parties have provided each other with a mutual release settling this matter.

Claim by iCyberdata Technology Inc.

During our second quarter ended May 31 , 2004, iCyberdata commenced legal action against Pan American in respect of a memorandum of undertaking (the "MOI") dated July 24, 2003 and a share purchase agreement dated September 30, 2003 (the "Share Purchase Agreement"). Pan American was contemplating the purchase of the shares of iCyberdata from the shareholders of iCyberdata. In furtherance of the proposed purchase, Pan American entered into the MOI and executed a copy of the Share Purchase Agreement. Pan American takes the position that the MOI was intended to be a non-binding letter of intent only and that the Share Purchase Agreement entered into by Pan American was not to be binding on the company until it was executed by the shareholders of iCyberdata and its final form was approved by Pan American's legal counsel neither of which events ever occurred. iCyberdata, by letter dated October 29, 2003 claimed to terminate the Agreement and has demanded $75,000 from Pan American under the terms of the alleged agreement. In subsequent correspondence iCyberdata continues to allege that Pan American was required to advance them $10,000 per month in respect of the alleged agreement terminated by their letter of October 29, 2003. Pan American and iCyberdata are currently finalizing a non-cash settlement of this matter at which time the parties will provide a mutual release of any and all potential claims.

Item 2. Changes in Securities

Private Placement. In December 2002, Pan American raised $20,000 by selling 10,000 units at $2.00 per unit to two subscribers. Each unit was to consist of one common share and one warrant to purchase an additional common share at $3.00 for a period of eighteen months. Pan American never issued these subscribers their securities under this financing. Pan American and these two subscribers are now in the process of completing documentation to rescind the sale of these shares which the company expects to complete in July 2004.

Stock Options Exercised. No stock options were exercised during the period ended May 31, 2004.

Stock Options Issued. No stock options were issued during the year ended May 31, 2004.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 10 , 2004, a majority of our security holders voted affirmatively for the following:

1.	a .66956 for one reverse split of the issued and outstanding shares of common stock;
2.	the amendment of the Articles of Incorporation to:
	a.	change the name of Pan American from "Pan American Energy Corp." to " Morgan Beaumont, Inc. "; and
	b.	restore the authorized share capital of Pan American after the reverse split back to :
		i	170,000,000 shares of common stock with a par value of $ 0.001 per share; and
		ii.	25,000,000 shares of preferred stock with a par value of $0.001 per share;
3.	the change of business of Pan American from oil and gas exploration and development to the business of Morgan Beaumont, Inc;
4.	To elect five persons to Pan American's Board of Directors to serve until the next annual general meeting of stockholders and until their respective successors are elected or appointed; and
5.	a .66956 for one reverse split of the issued and outstanding shares of common stock.

The Board of Directors of Pan American has since decided not to proceed with the reverse split approved on May 10, 2004. The Merger Agreement between the parties is in the process of being amended accordingly.

These changes were to take effect on July 26, 2004, which is twenty one days after our mail-out of our definitive information circular to our stockholders of record on April 15, 2004. The parties, however, have decided to post-pone these changes and the closing of the Merger until Pan American is able to file certain restated financial statements. The parties now expect the Merger to close sometime in early August.

Item 5. Other Information

Agreement with Zone Exploration Cancelled.

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

Proposed Merger with Morgan Beaumont, Inc.

Pan American and Morgan have entered into a Merger Agreement which provides that subject to the meeting of certain conditions, Pan American will issue an aggregate total of thirteen-million (13,000,000) shares of common stock with a restrictive legend for all of the shares of Morgan currently held by the Morgan stockholders. After the closing of the Merger, Morgan will cease to exist and the business of Morgan will be the business of Pan American and 17.72 % of the ownership of Pan American will be controlled by the former shareholders of Morgan based on the 60,325,000 shares of common stock of Pan American issued and outstanding at the time of signing the Merger Agreement by the parties.

Certain stockholders as part of the Merger Agreement have agreed to cancel their shares of common stock held in Pan American reducing the existing Pan American stockholder's issued and outstanding stock position to 27,000,0000 shares.

On completion of the Merger and share cancellations, the ownership of the common stock by the current shareholders of Morgan, as a group; and the current Pan American shareholders as a group is estimated to be as follows:

Groups of Stockholders	Common Stock	% Owned
Morgan Stockholders	13,000,000	32.5%
Pan American Stockholders	27,000,000	67.5%
TOTAL OF ALL STOCKHOLDERS	40,000,000	100.0%

The foregoing table includes does not include all the shares of common stock which are or become issuable on the exercise of any stock options or warrants which may be outstanding at time of the Closing.

Conditions for Closing. The obligation of each of the parties to consummate the Merger is subject to the following conditions, among others:

  currency of all of Pan American's reports required to be filed under the Securities Exchange Act of 1934, as amended;
  approval of the name change, reverse split and appointment of directors by the holders of common stock of Pan American;
  Pan American entering into employment agreements with certain key individuals;
  the issuance of 13,000,000 shares of common stock of Pan American for all the shares of common stock of Morgan;
  no injunction or litigation commenced regarding the Merger;
  the resignation of the current directors and officers of Pan American and Morgan;
  the appointment of the current Board of Directors of Morgan as the new directors of Pan American;
  Pan American's share capital being approximately 27,000,000 shares of common stock at the time of the Closing;
  Pan American having no undisclosed liabilities at Closing the Merger; and
  the approval of the Merger Agreement by at least 65% of the holders of common stock of Morgan.

Closing. The closing of the Merger was expected to take place on July 26, 2004. The parties, however, decided to postpone this closing until Pan American had filed its restated financial statements for August 31, 2003 and its amended financial statements for the quarter ended May 31, 2004. The parties expect the closing of the Merger to take place some time in early August 2004 after these matters have been resolved.

Regulatory Approvals. No approvals by any governmental authority are required in order to complete the Merger.

Related Transactions to Merger with Morgan Beaumont, Inc.

Employment Agreements. In connection with the Merger Agreement, Pan American has agreed to assume the employment agreements that Morgan currently has with Messrs. Don Craig; Ken Craig; Erik Jensen; Gary Gealy; James Smith, III; Rod Braido; Clifford Wildes and Ms. Linda Sheppard. Each agreement becomes effective on the Closing of the Merger. The terms of the employment agreements are set out in more detail under "Election of Directors - Executive Compensation" in this Information Statement.

Cancellation of Stock. As part of the Merger, two stockholders have agreed to cancel approximately 33,325,000 shares of common stock they currently hold in Pan American on the Closing of the Merger. These shares will not be cancelled if the Merger fails to close.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit

31. 1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31. 2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32. 1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32. 2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We have not filed any Current Reports on Form 8-K during our fiscal quarter ended May 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAN AMERICAN ENERGY CORP.

Date: July 28 , 2004	By:	/s/ Scott Houghton

Scott C. Houghton, President,
Chief Executive Officer and
Director