Form 10KSB
period 2004-09-30
MORGAN BEAUMONT INC
filed 2004-12-29
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10KSB


[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004
                                            ------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ____________


                          Commission File No. 000-33389

                              MORGAN BEAUMONT, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

             NEVADA                                            65-1071956
             ------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

        2280 TRAILMATE DRIVE,
          SARASOTA, FLORIDA                                      34243
          -----------------                                      -----
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (941) 753-2875
                                                           --------------


        Securities registered pursuant to Section 12(b) of the Act: none


          Securities registered pursuant to Section 12 (g) of the Act:
              150,000,000 common shares par value $0.001 per share


Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Revenues for the fiscal year ending September 30, 2004 were $58,602.


The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 28, 2004 was $32,616,080.

The number of shares of the issuer's Common Stock outstanding as of December 22, 2004 is 47,150,070.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. The Company does not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The Company advises you to carefully review the reports and documents it files from time to time with the Securities and Exchange Commission ("SEC"), particularly its quarterly reports on Form 10-QSB and its current reports on Form 8-K, and the exhibits filed with or referred to in those reports.

As used in this annual report, the terms "we", "us", "our", "MBI", "Morgan Beaumont", and the "Company" mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

Morgan Beaumont, Inc. (the "Company") filed a definitive information Statement on Schedule 14C with the Securities and Exchange Commission on July 6, 2004 (the "Information Statement"). Reference is also made to the Information Statement for a description of the business of the Company, the new Board of Directors and management of the resulting corporation.

The Company's primary products and services include: two re-loadable financial products for the sub prime credit market, and a interactive voice response activation system and Customer Relationship Management technology ("CRM"). Debit Cards, Stored Value Cards, and the processing of transactions related thereto are the primary card products. With the technology of Typhoon Voice Technology, subsequently acquired by the Company on December 31, 2003, the Company has been providing these two cards to consumers in the sub-prime credit market sector since the third quarter of 2002.

HISTORY OF BUSINESS OPERATIONS OF THE COMPANY
---------------------------------------------

Pan American Energy Corp. ("Pan American" or "PAEC") was incorporated under the laws of Nevada on May 26, 2000 and planned principal operations of the Company commenced in 2000.

On May 10, 2004, Pan American entered into a merger agreement pursuant to the Agreement with former Morgan Beaumont, Inc., a Florida corporation ("Morgan Beaumont"), which became effective with the State of Nevada as of August 6, 2004 (the "Merger"), however, since Pan American had not satisfied all of the conditions precedent under the Merger Agreement, the Merger was not completed until August 2004. Morgan Beaumont merged with and into Pan American, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc., a Nevada corporation. The business of the Company changed from oil and gas exploration development to the business of Morgan Beaumont, as described in this Report.

INDUSTRY OVERVIEW
-----------------

The acceptance of credit and debit cards by consumers in the United States has steadily increased over the past ten years. According to the Nilson Report, the use of credit-based card systems in the United States grew from $0.5 trillion in 1992 to $1.9 trillion in 2002. In order to remain competitive, small and larger businesses have embraced credit and debit cards as a necessity to their future success. Consumer expenditures using card-based payment methods are expected to grow to $4.6 trillion by 2012, or 50% of all U.S. payments, representing a compound annual growth rate of 9% from 2002 levels, according to the Nilson Report.

ACCEPTANCE BY SMALL BUSINESS. Small businesses are a vital component of the U.S. economy and are expected to contribute to the increased use of card-based payment methods. In 1997, the U.S. Census Bureau estimated that approximately 20 million businesses, which average less than $1.0 million in annual sales in the United States or which had no payroll, generated an aggregate of $1.7 trillion in annual sales. Management of the Company believes that the lower costs associated with card-based payment methods are making these services more affordable to a larger segment of the small business market. In addition, the Company believes these businesses are experiencing increased pressure to accept card-based payment methods in order to remain competitive and to meet consumer expectations. As a result, many of these small businesses are seeking to provide customers with the ability to pay for merchandise and services using credit or debit cards, including those in industries that have historically accepted cash and checks as the only forms of payment for their merchandise and services.

SUB-PRIME CREDIT CONSUMERS. According to CARDWEB.com, trade publications and the United States payment Card Information Network, "there are perhaps as many as 60 million un-banked consumers in the United States. Analysts estimate this group of un-banked consumers spends over $15 billion annually in check cashing and other financial services". These individuals may be unable to avail themselves of traditional credit and banking channels or to obtain a debit or credit card for a number of reasons such as, recent immigration to the US, bad credit history, lack of credit history due to divorce or age (ie. students) or recent emergence from bankruptcy etc. Prepaid debit and cash cards are attractive alternatives to these individuals.

SERVICES OFFERED TO SMALL BUSINESS AND SUB-PRIME CREDIT CONSUMERS. Small businesses and sub-prime credit consumers have traditionally been under-served or ignored by traditional financial institutions. When services have been available to this market segment, it has been made available at a premium price given the perceived heightened risk potential for liability for fraud, charge-backs and other losses. Stored value cash cards and money cards substantially reduce that risk and allow for more competitive terms to be offered to small businesses and sub-prime credit consumers alike.

BUSINESS STRATEGY
-----------------

The Company's goal is to become a market leader in the provision of card-based products and services to small businesses and sub-prime credit customers by:

     o EXPANDING IN EXISTING SMALL BUSINESS MERCHANT MARKET. The Company believes it can expand its business by focusing on the small merchant market. The Company intends to focus its efforts towards merchants who are considered small businesses and who belong to certain key ethnic groups and which have not historically accepted electronic payment methods.

     o        FOCUSING ON SUB-PRIME CREDIT CUSTOMERS LOCATED IN CERTAIN REGIONS.
              The Company intends to direct its advertising and sales efforts towards certain regions and ethnic groups it believes have been under-served by traditional financial institutions. The Company believes by focusing first on these groups it will rapidly build a base of loyal customers.


DESCRIPTION OF PRODUCTS AND SERVICES
------------------------------------

The Company offers a comprehensive range of the its branded products and services to the sub-prime consumer, as well as the ability to offer private labeling or custom card programs to third party users and resellers. The two primary financial instruments that the Company supplies to the sub-prime community are the Morgan Beaumont Money Card and the Morgan Beaumont Stored Value MasterCard. The Company has provided both these products to third party companies for co-branding with their company name and logo or to marketing these products under the Morgan Beaumont brand name.

The Company is currently in negotiation with several companies for large private labeled co-brand opportunities for the Morgan Beaumont Money Card, the Morgan Beaumont Stored Value VISA Card, and the Morgan Beaumont Stored Value MasterCard. The representatives and agents for these companies and opportunities have come to the Company for the development and support of these projects due to the its strategic relationships with Banks and Processors, its in-house and outsourced bi-lingual customer service and its ability to track transactions, card activity, and inventory for the payment of commission. These companies or representatives are also seeking the Company's "turn-key" retail solutions, which enable consumers to "load" money onto the Morgan Beaumont Money Card and the Morgan Beaumont Stored Value MasterCard at retail locations nation-wide.

The Company is in the process of "rolling out" a comprehensive program to retailers in the United States, allowing a retail location to become a local "loading" or "deposit point" for placing cash on the Morgan Beaumont Money Card, Morgan Beaumont Stored Value MasterCard and approved Morgan Beaumont co-branded programs. The Company will be expanding this feature to include a fee structure for its competitor's cards for cash loads at the Company's retail locations, as well as a re-loadable pre-paid phone cards.

The Company is currently developing a licensing program for its retail "loading" software for banks and competitive card programs.

THE MORGAN BEAUMONT MONEY CARD IS A MONEY TRANSFER CARD, ATM AND DEBIT CARD. The Morgan Beaumont Money Card is a true ATM/Debit card that allows the user/consumer to withdraw cash at over 750,000 ATM's or make purchases at more than 5,500,000 Points of Sales ("POS") merchants worldwide. The Morgan Beaumont Money Card can be used at literally any location on the Cirrus or Maestro ATM network: restaurants, gas stations, car rentals, etc. Key Features include:

         o    the cards are available in a one or two card set;
         o the cards are anonymous; they do not require a name to be embossed on the card;
         o the cards can be used for Money Transfers or to withdraw cash via ATM network; a debit card at retail locations worldwide or as a payroll card;
         o the cards can be loaded with money from any where in the world via the Internet or by Cashier's Check or Money Orders via mail. Management of the Company anticipates that the Morgan Beaumont Money card retail load locations will be available throughout the United States in 2004;
         o the cards are PIN activated and balances/transactions can be checked at any ATM on the Cirrus and Maestro network, as well as via the Internet or by a toll free phone call; and
         o    the transaction accounts are registered and FDIC insured.

Many in the sub prime market have a need to transfer money from the United States to their homes and families in Mexico, Asia and South America. Funds may be transferred from one card to another with just a phone call and a small transaction fee. Billions of dollars are being sent out of the country every year, typically at a high cost to the person sending the money. Transfers via Western Union can cost upwards of $59. With the Morgan Beaumont Money Card, this transfer may be executed from one card to another for $2 or less. The Company has targeted several key markets for distribution of the Money Card, such as convenient stores, check cashing stores and payroll services. With the Company's ability to penetrate the Sub-Prime Market which mainstream commerce has historically overlooked, it anticipates processing millions of transactions monthly.

The Company generates income from the sale of the Morgan Beaumont Money Card. Its monthly maintenance fees are associated with keeping the card active and from transaction fees. Additional revenue will be generated at the Interactive Voice Response ("IVR") when consumers activate their card and/or purchase promotional products or services such as Discount Health Benefits, Discount Medical Benefits, Road Side Assistance and Vacation offers. The Company is also developing "hosting" programs to businesses that wish to utilize its technology without purchasing or licensing the technology.

Management of the Company believes that the Morgan Beaumont Money Card has the potential of being adapted as a standard with employers and Payroll Services, both domestically and internationally, due to the "ease of use" and the cost savings. Employees enjoy the world-wide acceptance of the card and elimination of the cost of check cashing services.

The Morgan Beaumont Stored Value MasterCard is a "pay as you go" card that can be used anywhere MasterCard is displayed worldwide. The cardholder determines the spending limits by the amount loaded on the card. This product is being widely accepted in the sub-prime market by those unable to receive an unsecured MasterCard or Visa Card. The Company is currently negotiating various large sales and distribution opportunities to supply Morgan Beaumont branded product as well as private labeled or co-branded product to companies that sell to the sub prime market place. The Key Features are:

         o    the card can be used worldwide anywhere Master Card is accepted;
         o the card is not anonymous. The holders name is embossed on the card and is widely recognized as an instrument of payment for goods and services;
         o    the card can be used as an ATM card, charge card or debit card;
         o    the card can be used as a payroll card; and
         o the card is PIN activated and balances can be checked at any ATM, by a toll free phone call or via the Internet.

The Company currently is one of the few companies that can provide a Stored Value Master Card in volume, has the experience of being in the sub-prime card solution business for several years and has a recognized brand name.

MORGAN BEAUMONT, IVR FARM AND SOFTWARE SOLUTIONS. The Company acquired Typhoon Technologies, Inc. ("Typhoon") in December 2003 and merged it into the Company.

Typhoon had proprietary technology that is now an integral part of the Company's development and operation of an IVR "farm" for the service of the its customers, as well as competitive companies. The Company currently hosts IVR programs for competitor's card programs; however this technology has broad appeal in all sectors of business and is not limited to financial services.

The Company has entered a contract with a Private Barter network, linking more than 180 barter exchanges with over 50,000 merchants and members to conduct transactions on its private network via the IVR or the Internet.

The Company currently develops custom and proprietary database software and POS software. The Company anticipates that its software and technology solutions not only offer support solutions for its customers and program, but will also allow it to license and/or sell the technology to a broad spectrum of companies at a significant profit.

SALES AND MARKETING
-------------------

The Company's sales and marketing will pivot around five key strategies:

         o    public relations;
         o    customer relations;
         o    press advertising;
         o    television and radio advertising; and
         o    the Internet.

PUBLIC RELATIONS. The Company intends to put considerable effort into preparing and disseminating a regular flow of press releases on its current and future products and services available to both current and prospective customers. When funding of the Company has occurred, it will be attending and participating in various trade shows through-out the United States.

INTERNET WEB SITE. This is rapidly becoming a major promotional channel and the Company believes it will increase over time. The Company is expanding the content on its web site and developing an on-line ordering and customer service system.

CUSTOMER RELATIONS. The Company out-sources first contact customer service for all members. The Company's content providers provide all back up and product related customer service, interfacing with its support team. The Company will keep detailed records of every sales contact, including source of inquiry, client needs, employment and income. Having superior information on its clients and prospects will allow the Company to offer a truly personalized service. The Company intends to leverage sales data to encourage its satisfied customers to recommend its services to friends, relatives, colleagues and employers.

TELEVISION, RADIO AND PRESS. Once adequate funding has been secured, the Company will launch advertising to enhance public relations activity. There is considerable research to support the argument that the more often a potential clients hears about you, the more likely they are to approach you when they have a need for your type of service.

TARGET MARKETS. Based on a July 2004 article published on the Federal Reserve Bank of New York's website, "the stored value card market is growing and evolving rapidly. According to industry estimates, more than 2,000 stored value programs are available, with roughly 7 million Visa- or MasterCard-branded stored value cards in the marketplace. There are approximately 20 million users and that figure is expected to more than double to 49 million users by 2008. In 2003, stored value cards were used to make $42 billion in transactions. By 2006, over $72 billion in stored value transactions are expected. Experts put this industry in the introductory or early growth stage of the product life cycle, suggesting that there is substantial growth potential in the years ahead. These industry figures include all stored value cards, such as multipurpose general spending cards, payroll cards, government benefit cards, child support payment cards, merchant gift cards and telephone cards".

CUSTOMER RELATIONSHIP MANAGEMENT
--------------------------------

Excellent selling skills and professional customer service are vital in the Company's type of business. Therefore, the Company has, and will, continue to contract with the most professional direct sales and Internet marketing organizations in the United States, Mexico and South America, to handle its direct sales activity.

The Company currently handles all bilingual customer service in-house. Its customer service department is scaleable to handle one or multiple programs. The Company also has relationships with third party firms who wish to provide its customer service, as needed.

The Company's customer service department currently uses a custom proprietary Structured Query Language ("SQL") database, in conjunction with an IVR solution. The database has approximately 100,000 records and can handle upward of 10,000,000 records. The IVR is scaleable by the number of phone lines and customer service representatives, and can handle over 16,000 customer service inquiries per day.

COMPETITION
-----------

The markets for the financial products and services offered by the Company are intensely competitive. The Company competes with a variety of companies in various segments of the financial service industry and its competitors vary in size, scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and card solutions. The Company faces a number of competitors in the debit card and payment market. It also faces competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

The Company believes it competes with other providers of debit and money card services on the basis of the following factors:

         o    quality of service;
         o    reliability of service;
         o    ability to evaluate, undertake and manage risk;
         o    speed in approving merchant applications; and
         o    price.

The Company believes its focus on smaller merchants and sub-prime credit clients gives it a competitive advantage over larger competitors that have a broader market perspective, and over competitors of a similar or smaller size that may lack its extensive experience and resources in this market sector.

PROPRIETARY RIGHTS
------------------

To protect its intellectual property rights, the Company intends to rely on a combination of trademark, patent and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with their employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which the combined company intends to offer its services. The steps taken to date by the Company to protect its intellectual property rights may not be adequate. The Company has not patented or trademarked any of its works through the U.S. Patent and Trademark Office, nor has the Company copyrighted any of its work through the U.S. Copyright Office. Third parties may infringe or misappropriate the Company's intellectual property rights or the Company may not be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, other parties may assert infringement claims against the Company. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit the Company's ability to use processes covered by such patents or expose the combined company to claims of patent infringement or otherwise require the Company to seek to obtain related licenses. Such licenses may not be available to the Company on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on the Company's business.

Management of the Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that it has licensed proprietary rights from third parties.

The Company's proprietary intellectual property consists of:

         (1) Interactive Voice Response ("IVR") software, to provide access to information in a database using a telephone and DTMF or voice for queries;
         (2) Customer Relationship Management software, for use in customer service applications that require tightly integrated and customizable interaction;
         (3) Software for various Point of Sale ("POS") terminals, with functionality to facilitate non-cash transactions for barter exchanges using either IVR or magnetic card transactions; and
         (4) Application server and Web server software, to provide the business logic necessary for proper data transmission of all transactions that me be initiated for any oft eh applications listed above. This software is a very complex set of technologies with many distinct components, but requires the use of all parts.

The Company believes that most of its proprietary software is protected by common law copyright, but none have been registered with the United States Copyright Office.

EMPLOYEES
---------

As of September 30, 2004, the Company had fourteen (14) full time employees: four (4) Executives, three (3) Administrative, three (3) Sales and four (4) Technical Personnel. The Company anticipates that the development of its business will require the hiring of additional employees. Beginning January 1, 2005, the Company will have seventeen (17) full time employees. None of its current employees are covered by any collective bargaining agreement and it has never experienced a work stoppage. The Company considers its employee relations to be good. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain highly skilled technical, sales, marketing and customer support personnel.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES
----------

The Company's corporate headquarters is located in a 3,200 square foot facility at 2280 Trailmate Drive, Suite 101, Sarasota, Florida 34243, telephone number:
941-753-2875. This facility is leased, with a base monthly rent of $2,812.62. This lease expires on November 30, 2006. The Company anticipates that its current facilities may soon be inadequate for its operations and it may need to seek additional space as it expands its operations and employee base.

The Company has established a branch office located in a 1,200 square foot facility at 41892 Enterprise Circle South, Temecula, California 92590. This facility is leased with a base monthly rent of $1050.00. The lease expires on June 30, 2005.

The Company currently maintains its database, software and operations at 1 Wilshire Blvd in Los Angeles, California 90017, as a "mirrored" location for security and redundancy in the case of an emergency or power outage.

ITEM 3. LEGAL PROCEEDINGS


The Company is involved in certain litigation in the normal course of business. The Company does not believe the resolution of these matters will have a material adverse effect on its financial position or results of operations. Listed below is a list of litigation active on September 30, 2004:

MORGAN BEAUMONT, INC. V. ROBERT W. CLOUD, CASE NO. 2004-CA-4392 (SARASOTA
-------------------------------------------------------------------------
COUNTY, FLORIDA):
-----------------

Wade Cloud was a former short-term employee of the Company, hired to be a sales person. He was terminated for cause by the Company after only a few months. In an attempt to settle this dispute without litigation, the Company offered to pay all compensation due to Mr. Cloud under his employment agreement through the date he was terminated and the offer was refused. The compensation offered to Mr. Cloud has been placed in escrow with the Company's attorney in the case and is not included on its balance sheet.

The Company filed suit against Mr. Cloud in May 2004 in order to invalidate his employment contract. Subsequently, as a counter to the lawsuit, Mr. Cloud has alleged that he has ownership rights to software developed by Typhoon Voice Technology for Morgan Beaumont. The two cases were consolidated under the case name, Robert W. Cloud v. Morgan Beaumont, Inc., Case No. 2004-CA-4392. The Company additionally filed suit in September 2004 in Federal Court in Sarasota County, Florida against Mr. Cloud, Cloud Consulting, which as of November 2004 has gone unanswered. Mr. Cloud has since through his attorney requested arbitration in Tampa, Florida for resolution in December of 2004. The Company's attorneys have submitted a written opinion that Mr. Cloud's counter suit is not material. Management believes they have a strong likelihood of success in this matter.

MORGAN BEAUMONT, INC. V. FIRST NATIONAL BANK OF CENTRAL TEXAS, FISCRIP,
-----------------------------------------------------------------------
TRANSEND, SUPERIOR BANK, FINANCIAL SERVICES INTERNATIONAL, VIRTUAL MONEY,
-------------------------------------------------------------------------
OPTIMUM PAY, CASE NO. 8:03-CV-2499-T-17MAP (MIDDLE DISTRICT OF FLORIDA):
------------------------------------------------------------------------

Suit was filed by the Company in Federal Court in Tampa, Florida in April 2004, against the defendants named above, maintaining that the banks and processors named failed to submit paperwork to MasterCard on Morgan Beaumont card programs while approving the programs and advising the Company that MasterCard authorized the shipment of Morgan Beaumont cards to its customers. The card program was canceled by MasterCard was due to the banks failure to properly submit the appropriate applications. The Company is seeking recovery of costs as well as damages in excess of $75,000. No trial date has been set.

In November 2004, the Company had reached a settlement in the referenced lawsuit with two defendants, FSI and TranSend, pursuant to which FSI and TranSend will pay the Company $10,000, forgive approximately $50,000 in notes and debt, grant the Company a royalty free license to use its software and provide the Company with 10,000 cards free of charge. FSI has also agreed to use the Company's software to load cards. The Company's action against First National Bank of Central Texas, the primary defendant, is not settled and remains pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2004, a majority of the security holders of the Company voted affirmatively for the following:

     1. To approve a .66956 for one reverse split of the issued and outstanding shares of common stock;
     2.   To approve the amendment of the Articles of Incorporation to:
          a. change the name of Pan American from "Pan American Energy Corp." to "Morgan Beaumont, Inc."; and
          b. Restore the authorized share capital of Pan American after the reverse split back to:
               i 170,000,000 shares of common stock with a par value of 0.001 per share; and
               ii. 25,000,000 shares of preferred stock with a par value of $0.001 per share.
     3. To approve the change of business of Pan American to oil and gas exploration and development to the business of Morgan Beaumont;
     4. To elect five persons to Pan American's Board of Directors to serve until the next annual general meeting of stockholders and until their respective successors are elected or appointed.

APPROVAL OF REVERSE SPLIT. The primary purpose of the .66956 for one reverse split was to decrease the number of total shares issued and outstanding of Pan American's common stock. Pan American affected a five for one forward split of its stock on March 22, 2004. At the time, management of Pan American believed this forward split was in the best interest of Pan American and its stockholders. Management on negotiation with the principals of Morgan Beaumont, agreed to reduce the issued and outstanding share capital of Pan American to what the parties believed was a more realistic level.

The principal effect of the reverse stock split was that the number of shares of common stock issued and outstanding was reduced from 60,325,000 shares as of June 25, 2004 to approximately 40,391,207 shares, which include the shares issued as part of the August 24, 2004 Merger. The actual number of shares outstanding depended on the number of fractional shares which have either been cancelled or rolled up to the next whole share.

Approval of the reverse split required the affirmative consent of- at least a majority of the outstanding shares of common stock of Pan American. Majority Stockholders holding a total of 34,000,000 shares of common stock (56.36%), had agreed to this action.

APPROVAL OF THE CHANGE OF BUSINESS DIRECTION. The change of business of Pan American from oil and gas exploration and development to the business of Morgan Beaumont would move Pan American into a new business direction. Ratification and approval of the new business direction of Pan American required the affirmative consent of at least a majority of the outstanding shares of common stock of Pan American. Majority Stockholders, holding a total of 34,000,000 shares of common stock (56.36%), had agreed to this action.

APPROVAL OF THE NAME CHANGE. The proposed change of Pan American's name to "Morgan Beaumont, Inc." was intended to convey more clearly a sense of Pan American's business as to the business of Morgan Beaumont. Approval of the name change required the affirmative consent of at least a majority of the outstanding shares of common stock of Pan American. Majority Stockholders holding a total of 34,000,000 shares of common stock (56.36%), agreed to this action.

ELECTION OF NEW DIRECTORS. The election of new directors was proposed because the Change of Business Direction would effect a change of control of Pan American and the new business direction would have required a board of directors familiar with Morgan Beaumont's business. The Merger Agreement between Pan American and Morgan Beaumont required that new directors be appointed. Approval of the appointment of the new slate of directors required the affirmative consent of at least a majority of the outstanding shares of common stock of Pan American. Majority Stockholders holding a total of 34,000,000 shares of common stock (56.36%), agreed to this action.

The previous officers of Pan American resigned their positions with Pan American at the closing of the Merger and five new directors were elected by the stockholders pursuant to the Information Statement filed on a Schedule 14D with the Securities Exchange Commission on July 6, 2004. The previous directors and officers of Pan American were as follows:

Name                   Age     Position                          Since
----                   ---     --------                          -----

Scott C. Houghton      35      President and                     2000
                               Director

Korina Houghton        35      Secretary/Treasurer and           2002
                               Director

Arnold Howardson       58      Senior Vice-President             2002

The following nominees of Morgan Beaumont were elected as the executive officers and directors of Pan American at the closing of the Merger:

NAME                   AGE     EXPECTED POSITION
----                   ---     -----------------

Erik Jensen            46      COO and Director
Kenneth Craig          50      CFO, Secretary and Director
Cliff Wildes           54      CEO and Director
Rod Braido             59      Director
Mark Brewer            46      Director



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION
------------------

The Company's shares are currently trading on the OTC Bulletin Board under the stock symbol MBEU. Formerly the Company's shares traded under the symbol AGBM from May 16, 2002 through March 22, 2004 and PAEY from March 23, 2004, until it began trading as MBEU on August 9, 2004 as a result of the merger between Pan American and Morgan Beaumont. The high and the low prices for the Company's shares for each quarter of its last two fiscal years:

FISCAL QUARTER ENDED                         HIGH           LOW
August 31, 2002                              $4.75         $0.35
November 30, 2002                            $6.90         $2.75
February 28, 2003                            $7.40         $3.00
May 31, 2003                                 $4.05         $1.65
August 31, 2003                              $0.90         $0.41
November 30, 2003                            $0.49         $0.41
February 28, 2004                            $1.45         $1.45
May 31, 2004                                 $0.75         $0.75
August 31, 2004                              $0.52         $0.42
September 30, 2004                           $0.44         $0.34

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON STOCK
-----------------------

As of September 30, 2004, there were sixty-six (66) registered shareholders of the Company's common stock.

DIVIDENDS
---------

There are no restrictions in the Company's Articles of Incorporation or bylaws that restrict it from declaring dividends. The Nevada Revised Statutes, however, prohibits the Company from declaring dividends where, after giving effect to the distribution of the dividend:

         A. The Company would not be able to pay its debts as they become due in the usual course of business; or
         B. The Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has neither declared nor paid any cash dividends on its capital stock and do not anticipate paying cash dividends in the foreseeable future. The Company's current policy is to retain any earnings in order to finance the expansion of its operations. The Company's board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

The Company has not completed any sales of unregistered securities during the period covered by this report not previously reported in the Company's quarterly reports filed on Form 10-QSB. As part of the Merger, the Company issued 13,000,017 shares of restricted common stock to the 39 shareholders of Morgan Beaumont, Inc., in exchange for their shares of the then privately held Florida corporation. The issuance of shares of common stock of the Company under the merger was done without registration under the Securities Act of 1933, amended, or qualification under the securities or "blue sky" laws of any jurisdiction. The issued shares of common stock bear a restrictive legend stating that the securities have not been registered under the Securities Act of 1933 and set out the restrictions on transferability and sale of the securities.

The exemption which the Company relied on to issue the common stock in the merger was Rule 506 of Regulation D of the Securities Exchange Act. Rule 506 requires the Company to inform unaccredited investors about the lack of registration and resale restrictions of these securities and to provide these investors with certain information about the Company which includes financial and other information. The detailed information concerning the issuance has been included in the Form 14C of the Company filed with the Securities and Exchange Commission in connection with the merger on July 6, 2004.

AMENDMENT OF NOTE AGREEMENT WITH PAUL MARSHALL
----------------------------------------------

The former controlling shareholders of Pan American defaulted on certain provisions of the Merger Agreement which resulted in a modification of the Merger Agreement and the transfer of approximately 1,000,000 shares from the former controlling shareholders to the original shareholders of Morgan Beaumont. Copies of this Agreement were filed with and described in the Company's 8-K dated December 7, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS
------------------

SUMMARY

Information prior to August 24, 2004 (the date of the reverse acquisition) related to or predecessor entity, Pan American, has been omitted. From a legal perspective, Pan American is the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, Morgan Beaumont is treated as though it acquired Pan American. Therefore, all financial information presented in this 10KSB include Morgan Beaumont's standalone results from the period July 10, 2000 (date of incorporation) to September 30, 2004.

As part of the merger, Morgan Beaumont changed its year end from December 31 to September 30. As a result of this change information contained herein includes the year ended September 30, 2004 (nine months) and the year ended December 31, 2003.

RESULTS OF OPERATIONS. Planned principal operations of the Company commenced in 2000, however, to this date it has received limited revenues. In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management of the Company, the Company and its activities from its inception through September 30, 2004 fall within the referenced guidelines. Accordingly, the Company has reported its activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

SALES AND REVENUES. Revenues for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $58,602, $355,872 and $590,219 respectively. Revenue was down in the nine months ended September 30, 2004 because MasterCard cancelled the Company's program through First National Bank of Central Texas as disclosed in Item 3 Litigation. The program was not replaced until July and therefore sales were not made nor was significant revenue earned from April 2004 to July of 2004. During the nine months ended September 30, 2004 the Company had an average of approximately 5,800 Points of Presence ("POPS") excluding the approximate 15,000 Bank of America locations that can load some of the Company's products. These POPS were restricted to loading our cards and did not market the Company's cards. Cost of Sales for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $35,833, 186,245 and $316,162 respectively.

During fiscal year 2005 the Company intends to expand the number of access points; Morgan Beaumont has in place contracts that management believes have the potential to grow its access points to over 100,000 POPS. These POPS will now sell or load (or both) debit/ATM and stored value hologram cards to the public.

The Company has four sources of sales and revenue: initiation fees, subscription fees, transaction fees and financial "float." It generates income from the sale of the Morgan Beaumont Stored Value MasterCard, its monthly maintenance fees associated with keeping the card active and from transaction fees. Additional revenue is generated at the Independent Voice Recorder ("IVR") when consumers activate their card and "up sell" opportunities at the IVR level. Future potential products for consumers to purchase at this level include Discount Health Benefits, Discount Medical Benefits, Road Side Assistance and Vacation offers.

Hosting and Licensing Fees are charged for the use of proprietary Morgan Beaumont technology. In a Hosted Agreement, the customer is not required to purchase the technology, but only pay transaction fee for each use. These fees are defined in a service agreement with the customer that stipulates a minimum monthly fee for the use of the technology and is typically a 2-year term. In a licensing agreement, the customer pays a fee for each product sold, (the product can be sold under the Morgan Beaumont brand, or can be private labeled for the customer), and also pays for any minor changes to the technology required to meet the specific market the customer wishes to address. Transaction fees are derived from the use and loading of cash of for ATM, debit or Stored Value Cards and monthly maintenance fees associated with keeping ATM, debit or Stored Value Cards active.

OPERATING EXPENSES. Selling, General and Administrative expenses for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $1,029,125, $1,118,753 and $2,896,467, respectively. These expenses included stock based compensation and other non cash expenses of $92,677, $772,030 and $1,277,315 for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004, respectively. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market. Management believes that as it educates consumers, retailers, and competitors, there will be an opportunity to license Morgan Beaumont's technology and processes and they could become the industry standard.

LOSS FROM OPERATIONS. During the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 the Company sustained net losses of $1,031,335, $ 954,974 and $2,654,937, respectively. During the nine months ended September 30, 2004 the Company spent substantially all of its time to securing adequate funding and completing the merger with PAEY and this negatively effected the performance of the Company in 2004.

CHANGES IN NUMBER OF EMPLOYEES. To support the expansion of POPS, the substantial marketing effort, and the increased administrative needs, the Company anticipates that the development of its business will require the hiring of additional employees. Over the course of 2005 and beginning in January, the Company will add additional programmers and sales personnel to enable it to meet its marketing and operational objectives. Beginning January 1, 2005, the Company has identified four experienced individuals that it will add to its senior management team.

LIQUIDITY AND CAPITAL RESOURCES.

From inception to September 30, 2004, the Company raised $310,063 from sales of its common stock, borrowed on notes payable a total of $97,912 and received $971,051 of payments under a note receivable from Paul Marshall, a shareholder. The Company used these proceeds to fund operating activities of $1,056,035, to purchase property and equipment of $148,249 and to purchase certain assets of Typhoon Voice Technologies for $5,000. On September 30, 2004, the Company had a cash balance of $121,832, which is not sufficient to operate the Company in fiscal year 2005. Management took efforts to raise additional capital to enable the Company to continue to operate.

Subsequent to September 30, 2004 and before November 26, 2004, the Company received an additional $650,000 (including $5,465 of interest) under the aforementioned note receivable from Paul Marshall. An additional $1,384,414 of the note remains outstanding and the Company expects to collect these funds by March 31, 2005. Additionally, on December 6, 2004, the Company completed a private placement of 7,125,000 shares of common stock that infused $1,425,000 in capital into Morgan Beaumont.

Management will invest these additional capital resources into the expansion of the Company's marketing and further improvement of its technology as well as to improve the financial controls over the Company. The Company is adding additional experienced personnel in Marketing, Technological and Finance in order to improve market penetration and profitability. Management believes it now has the necessary capital to expand its operations for a period of 12 months; however, there can be no assurances given in that regard.

The Company may require additional resources in the future and there can be no assurance that the Company will be able to obtain financing in the future or if available, in the amount required or terms satisfactory to the Company. It is dependent on the proceeds of future debt and equity, and operating infusion of cash flow to meet its short-term and long-term liquidity needs. There can be no assurances that the Company will be able to obtain financing in the future or if available, in the amount required or terms satisfactory to the Company.

INVESTMENT RISKS
----------------

An investment in the Company's stock involves a high degree of risk. Investors considering investing in the Company should carefully consider the risks described below and other risks inherent in doing business before investing in its common stock. If any of the following risks or other risks occur, the Company's business, operating results and financial condition could be seriously harmed. The trading price of its common stock could decline due to any of these or other risks.

THE COMPANY'S STOCK IS MORE DIFFICULT TO TRADE SINCE IT IS CLASSIFIED AS A PENNY STOCK. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company's stock.

RISKS RELATED TO THE BUSINESS OF THE COMPANY
--------------------------------------------

The following is a summary of some of the risk factors which may have an impact on the Company's business efforts:

THE COMPANY HAS A LIMITED OPERATING HISTORY IN A NEW AND RAPIDLY CHANGING INDUSTRY. The Company was formed in May of 2000. Accordingly, the Company has only a limited operating history on which an evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the sub-prime credit industry. Significant on-going risks include the Company's ability to:

         o    expand its subscriber base and increase subscriber revenues;
         o    compete favorably in a highly competitive market;
         o    access sufficient capital to support its growth;
         o    recruit, train and retain qualified employees;
         o    introduce new products and services; and
         o    upgrade network systems and infrastructures.

The Company cannot be certain that it will successfully address any of these risks. In addition, its business is subject to general economic conditions, which may not be favorable for the Company's business in the future.

THE COMPANY HAS NOT BEEN PROFITABLE AND EXPECTS FUTURE LOSSES. The Company incurred a net loss of $1,031,335for the nine months ended September 30, 2004. Operating expenses for the nine months ended September 30, 2004, including non cash items of $92,677, were $2.896,467. The Company has not achieved profitability in any quarterly or annual period since inception and expects to continue to incur net losses for the foreseeable future. Although revenues have grown in recent quarters, the Company cannot be certain that it will be able to sustain these growth rates or that it will obtain sufficient revenues to achieve profitability. Even if the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company expects that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.

THE COMPANY COULD BE REQUIRED TO CUT BACK OR STOP ITS OPERATIONS IF IT LATER NEEDS MONEY BUT IS UNABLE TO OBTAIN NEEDED FUNDING. The Company will need to raise additional capital to expand its business, repay indebtedness incurred in connection with upgrading its facilities and meet pre-existing cash obligations through the 2005 fiscal year. Should the Company be unsuccessful in its efforts to raise capital, it will be required to curtail its expansion plans or it may be required to cut back or stop operations. There can be no assurance that the Company will raise additional capital or generate funds from operations sufficient to meet its obligations and planned requirements. As with its November 2004 private sale of securities, the Company might have to sell shares at a time when its stock price is unusually low. In such an event, the Company's shareholders could experience substantial dilution. The purchases in the Company's recent offering also have anti-dilution protection.

THE LOSS OF KEY PERSONNEL COULD WEAKEN THE COMPANY'S TECHNICAL AND OPERATIONAL EXPERTISE, DELAY ENTRY INTO NEW MARKETS AND LOWER THE QUALITY OF ITS SERVICE. The Company's success depends on the continued efforts of its senior management team and its technical, marketing and sales personnel. The Company also believes that to be successful, it must hire and retain highly qualified personnel. Competition in the recruitment of highly qualified personnel in the sub-prime credit industry is intense. Hiring employees with the skills and attributes required to carry out its strategy can be time consuming. The Company may not be able to retain or successfully integrate existing personnel or identify and hire additional qualified personnel. If the Company loses the services of key personnel or is unable to attract additional qualified personnel, its business could be materially and adversely affected. The Company does not have key-man life insurance.

SECURITY AND PRIVACY BREACHES OF THE COMPANY'S ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT ITS GROWTH. Any failures in the Company's security and privacy measures could have a material adverse effect on its business, financial condition and results of operations. The Company electronically transfers large sums of money and stores personal information about consumers, including bank account and credit card information, social security numbers and merchant account numbers. If the Company is unable to protect or consumers perceive that it is unable to protect, the security and privacy of its electronic transactions, the Company's growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

         o    cause the Company's customers to lose confidence in its services;
         o    deter consumers from using its services;
         o    harm the Company's reputation;
         o    expose the Company to liability;
         o    increase the Company's expenses from potential remediation costs;
              and
         o    decrease market acceptance of electronic commerce transactions.

While management of the Company believes that it has utilized proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that the Company's use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential subscribers.

THE MARKET FOR ELECTRONIC COMMERCE SERVICES IS EVOLVING AND MAY NOT CONTINUE TO DEVELOP OR GROW RAPIDLY ENOUGH FOR THE COMPANY TO REMAIN CONSISTENTLY PROFITABLE. If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue as projected to adopt the Company's products and services, it could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes future growth in the electronic commerce market will be driven by the cost, ease-of-use and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain the Company's profitability, consumers and businesses must continue to adopt its products and services.

IF THE COMPANY DOES NOT RESPOND TO RAPID TECHNOLOGICAL CHANGE OR CHANGES IN THE INDUSTRY STANDARDS, ITS PRODUCTS AND SERVICES COULD BECOME OBSOLETE AND IT COULD LOSE ITS EXISTING AND FUTURE CUSTOMERS. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, the Company's existing product and service offerings, proprietary technology and systems may become obsolete. Further, if the Company fails to adopt or develop new technologies or to adapt its products and services to emerging industry standards, it may lose current and future customers, which could have a material adverse effect on the Company's business, financial condition and results of operations. The electronic commerce industry is changing rapidly. To remain competitive, the Company must continue to enhance and improve the functionality and features of its products, services and technologies.

CHANGES IN BANKING REGULATIONS COULD HURT THE COMPANY'S ABILITY TO CARRY OUT ITS BUSINESS PLAN. The Company has designed its systems and card programs to comply and work in association with applicable banking rules and regulations. A change of those rules and regulations could require the Company to dramatically alter its software programs, the hardware upon which it operates and its implementation and operation of debit cards and stored value cards. Such changes could be costly or impractical and the Company may not be able to modify its operations and technology to comply with dramatic changes in banking regulations.

CHANGES IN THE PATRIOT ACT COULD IMPEDE THE COMPANY'S ABILITY TO CIRCULATE CARDS THAT CAN BE EASILY LOADED OR ISSUED. The Company's current screening process is designed to comply with the Patriot Act requirements that financial institutions know their cardholders. If the Patriot Act or subsequent legislation increases the level of scrutiny that the Company or its affiliated banks are required to adopt to know their customers, it may be costly or impractical for the Company to continue to profitably issue and load cards for its customers or even comply with new regulation schemes.

IF MAJOR BANKS BEGIN TO TARGET THE SUB-PRIME MARKET, IT WILL CREATE SUBSTANTIAL COMPETITION FOR THE COMPANY AND ITS PRODUCTS AND SERVICES. The Company operates among major financial institutions, providing products and services designed to service the sub-prime credit market. Large and small banks alike have traditionally not sought the typically unprofitable and undesirable sub-prime market. This allows the symbiotic relationship between banks and the Company, where the banks get access to the cumulative deposits of the cardholders, without the trouble of administering thousands of very small individual accounts of less reliable depositors. If banks decide to directly target the sub-prime market before the Company is able to establish a strong foothold, the Company will not be able to compete with established banks which have substantially greater resources.

CREDIT CARD FRAUD OR COMPUTER HACKING COULD SUBSTANTIALLY HARM THE COMPANY AND ITS OPERATORS. As with any technology company, the Company is always at risk of computer fraud, hacking or other electronic crime. While the Company believes that it has substantial systems in place to recognize and prevent computer fraud and hacking, the relentlessness of hackers means no system is absolutely secure. Due to the limited financial resources of the Company, any substantial computer crime and particularly an electronic embezzlement would adversely affect the Company's ability to continue as a going concern.

INTERNAL PROCESSING ERRORS COULD RESULT IN THE COMPANY FAILING TO APPROPRIATELY DEDUCT TRANSACTIONS FROM CUSTOMER ACCOUNTS. In the event of a system failure by the Company that went undetected for a substantial period of time, the Company could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact the Company, its credibility and its financial standing.

A CHANGE IN LICENSING LAWS COULD IMPAIR THE COMPANY'S ABILITY TO MOVE MONEY OVER A BANKING NETWORK. The Company is dependent upon the use of electronic banking networks owned by major financial services institutions and major banks to load value on the cards and record deductions against cardholders' accounts. If the Company loses access to such networks by virtue of contact issues or changes in the laws or regulations governing their use, it could render the Company's products useless.

THE REQUIREMENTS TO MAINTAIN HIGHER RESERVE ACCOUNTS COULD IMPAIR THE COMPANY'S GROWTH AND PROFITABILITY. The Company is required to maintain reserve deposit accounts with the financial institutions serving the cardholders. If the Company is required to deposit higher than normal reserves with the financial institutions it works with, it could have a material impact on the Company's cash available for operations and impede the Company's expansion of business.

IF THE COMPANY WERE TO LOSE ITS THIRD PARTY PROCESSOR LICENSE FROM MASTERCARD OR VISA, THE LOSS WOULD SUBSTANTIALLY INTERFERE WITH THE COMPANY'S ABILITY TO TRANSACT BUSINESS. The Company obtains its access to the network of financial institutions and linked ATM's and point of sale systems through an arrangement among banks and Mastercard and Visa, as a third party provider. Mastercard and Visa relationship allow the Company to come with a package of other networks such as Star(TM) and Plus(TM) and Interlink(TM) and Cirrus(TM) and similar networks. If the Company loses its third party provider licenses with both Mastercard and Visa, it would be forced to separately negotiate access to each of the individual networks. Any down time associated with the loss of access in the networks could render the Company's systems and cards as issued useless. Even if the Company was then able to negotiate third party processor agreements with the individual networks, it might not be able to do so in time to preserve its business name and customer relationships. Thus, the loss of third party processor relationships with both Visa and Mastercard could put the Company out of business.

SECURITY AND PRIVACY BREACHES IN THE COMPANY'S ELECTRONIC TRANSACTIONS COULD DAMAGE CUSTOMER RELATIONS AND INHIBIT ACCEPTANCE BY THE MARKET OF THE COMPANY'S PRODUCTS. Any failures in the Company's security and privacy measures could have a material adverse affect on the Company's business, financial condition and results of operations. The Company is built upon electronic storage and transfer of money in transactions handled by both the Company and associated financial institutions. The Company also retains a great deal of information about its customers including bank account, other credit card information, social security information, where applicable, as well as merchant account numbers and similar information. If the Company or the financial institutions with which it does business are not able to protect the security and privacy of this information or if they are merely perceived to be unable to protect such information it could cause customers to lose confidence in the Company's services and deter customers from using the Company's services. It could also expose the Company's liability or increase the Company's expenses to police such problems and rehabilitate public perception of the Company after a mistake occurs. While the Company believes it utilizes proven applications designed for data security and integrity, there can be no assurance that the use of these applications by both the Company and its financial institution contractors will be sufficient to address changing market conditions or security and privacy concerns of existing and potential customers.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Internal-Use Software
---------------------

The Company accounts for costs incurred for internal-use software in accordance with Statement of Position No. 98-1 "Internal Use Software." ("SOP No. 98-1"). Under SOP No. 98-1, the Company is required to capitalize certain development costs related to internal-use software. The externally purchased developer kits for use in the development of Point of Sale (POS) software are being amortized over the useful life.

Stock - Based Compensation
--------------------------

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No.
148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continue to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

Additional accounting policies are disclosed in Note A to the consolidated financial statements included in this annual report.

--------------------------------------------------------------------------------

ITEM 7. FINANCIAL STATEMENTS











                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         FINANCIAL STATEMENTS AS OF AND
                               FOR VARIOUS PERIODS
                            ENDED SEPTEMBER 30, 2004,
                             AND FOR THE YEAR ENDED
                                DECEMBER 31, 2003
                            AND REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                             MORGAN BEAUMONT, INC.
                             ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm....................  F-1

Financial Statements as of and for various periods ended September 30, 2004, and for the year ended December 31, 2003:

     Balance Sheet.........................................................  F-2

     Statements of Operations..............................................  F-3

     Statements of Stockholders' Equity (Deficit)..........................  F-4

     Statements of Cash Flows..............................................  F-6

     Notes to Financial Statements.........................................  F-7

KINGERY & CROUSE PA
CERTIFIED PUBLIC ACCOUNTANTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To the Board of Directors and Stockholders of Morgan Beaumont, Inc.:

We have audited the accompanying balance sheet of Morgan Beaumont, Inc. (the "Company"), a development stage enterprise, as of September 30, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the nine months then ended, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that has plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the nine months then ended, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has suffered recurring loss from operations and will have ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ KINGERY & CROUSE, P.A.

NOVEMBER 26, 2004

                             MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     BALANCE SHEET AS OF SEPTEMBER 30, 2004

--------------------------------------------------------------------------------

ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                           $   121,832
Note receivable from stockholder                                        644,535
Other receivables                                                         5,865
Prepaid expenses and other current assets                                 5,868
                                                                    ------------
       Total current assets                                             778,100

PROPERTY AND EQUIPMENT - NET                                            102,559

OTHER ASSETS                                                             39,375
                                                                    ------------

TOTAL                                                               $   920,034
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                            $   394,846
Notes payable                                                            50,000
                                                                    ------------
        Total current liabilities                                       444,846
                                                                    ------------

STOCKHOLDERS' EQUITY:
  Common stock - $0.001 par value: 150,000,000 shares authorized;
     40,025,017 shares issued and outstanding                            40,025
  Additional paid-in capital                                          4,474,514
  Note receivable from stockholder                                   (1,384,414)
  Deficit accumulated during the development stage                   (2,654,937)
                                                                    ------------
        Total stockholders' equity                                      475,188
                                                                    ------------

TOTAL                                                               $   920,034
                                                                    ============


================================================================================
See notes to financial statements.


                                    MORGAN BEAUMONT, INC.
                               (A DEVELOPMENT STAGE ENTERPRISE)

                                   STATEMENTS OF OPERATIONS
                                                                                For the period
                                                                                July 10, 2000
                                                For the nine      For the        (date of
                                                months ended     year ended   incorporation) to
                                                September 30,   December 31,    September 30,
                                                    2004            2003            2004
                                                -------------   -------------   -------------

NET REVENUES                                    $     58,602    $    355,872    $    590,219

COST OF REVENUES                                      35,833         186,245         316,162
                                                -------------   -------------   -------------

GROSS PROFIT                                          22,769         169,627         274,057
                                                -------------   -------------   -------------

OTHER OPERATING EXPENSES:
Stock based compensation and consulting               14,200         594,465       1,012,286
Other employee compensation and benefits             624,972         248,430       1,075,115
Other professional and consulting fees               141,116          15,796         183,695
Impairment of long lived assets                       43,154         153,190         196,344
Occupancy and equipment                               88,951          63,292         185,075
Selling and marketing                                 28,301          27,274          95,581
Travel and entertainment                              24,073           4,020          28,093
Other                                                 64,358          12,286         120,278
                                                -------------   -------------   -------------
   Total other operating expenses                  1,029,125       1,118,753       2,896,467
                                                -------------   -------------   -------------

LOSS FROM OPERATIONS                              (1,006,356)       (949,126)     (2,622,410)
                                                -------------   -------------   -------------

OTHER INCOME (EXPENSE):
Loss from litigation                                 (56,000)             --         (56,000)
Interest income                                       36,211              --          36,211
Interest expense                                      (5,190)         (5,848)        (12,738)
                                                -------------   -------------   -------------
    Total other income (expense)                     (24,979)         (5,848)        (32,527)
                                                -------------   -------------   -------------

NET LOSS                                        $ (1,031,335)   $   (954,974)   $ (2,654,937)
                                                =============   =============   =============

NET LOSS PER SHARE - Basic and diluted          $       (.08)   $       (.13)
                                                =============   =============

Weighted average number of shares outstanding     12,697,400       7,216,359
                                                =============   =============


=============================================================================================
See notes to financial statements.

                                             F-3


                                                     MORGAN BEAUMONT, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                        Deficit
                                                                                            Note       Accumulated
                                              Common Stock       Additional   Common     Receivable    During the
                                         ----------------------   Paid-In      Stock        from       Development
                                           Shares    Par Value    Capital    Subscribed  Stockholder     Stage        Total
                                         ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balances, July 10, 2000
  (date of incorporation)                       --   $      --   $      --   $      --    $      --    $      --    $      --

Common stock subscription                       --          --          --         100           --           --          100
Net loss                                        --          --          --          --           --           --           --
                                         ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balances, December 31, 2000                     --          --          --         100           --           --          100

Issuance of common stock for cash:
     At $0.0069 per share                   50,947          51         399        (100)          --           --          350
     At $0.0063 per share                  796,047         796       4,204          --           --           --        5,000
Issuance of common stock for services:
     At $0.0785 per share                1,557,067       1,557     120,693          --           --           --      122,250
Net loss                                        --          --          --          --           --     (216,982)    (216,982)
                                         ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balances, December 31, 2001              2,404,061       2,404     125,296          --           --     (216,982)     (89,282)

Issuance of common stock for cash:
     At $0.0785 per share                   26,747          27       2,073          --           --           --        2,100
     At $0.1309 per share                1,295,327       1,295     168,205          --           --           --      169,500
     At $0.157 per share                   318,419         318      49,682          --           --           --       50,000
Issuance of common stock for services:
     At $0.0785 per share                  928,254         928      71,952          --           --           --       72,880
     At $0.13111 per share               1,509,304       1,509     196,382          --           --           --      197,891
     At $0.157 per share                    67,505          68      10,532          --           --           --       10,600
Net loss                                        --          --          --          --           --     (451,646)    (451,646)
                                         ----------  ----------  ----------  ----------   ----------   ----------   ----------
Balances, December 31, 2002              6,549,617       6,549     624,122          --           --     (668,628)     (37,957)

Issuance of common stock for cash:
     At $0.0785 per share                  284,195         284      22,029          --           --           --       22,313
     At $0.157 per share                   254,735         255      39,745          --           --           --       40,000
Issuance of common stock for services:
     At $0.157 per share                 3,785,774       3,786     590,679          --           --           --      594,465





                                                     MORGAN BEAUMONT, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)

                                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                       Deficit
                                                                                         Note        Accumulated
                                          Common Stock       Additional    Common      Receivable     During the
                                   ------------------------   Paid-In       Stock        from        Development
                                     Shares      Par Value    Capital     Subscribed   Stockholder      Stage         Total
                                   -----------  -----------  -----------  -----------  ------------  ------------  ------------
Issuance of common stock for
  assets of Typhoon Technologies
  at $0.157 per share               1,421,357        1,421      221,769           --            --            --       223,190
Net loss                                   --           --           --           --            --      (954,974)     (954,974)
                                   -----------  -----------  -----------  -----------  ------------  ------------  ------------
Balances, December 31, 2003        12,295,678       12,295    1,498,344           --            --    (1,623,602)     (112,963)

Issuance of common stock for
  cash ($.0785 per share)             263,651          264       20,436           --            --            --        20,700
Issuance of common stock held
  in escrow                           350,260          350         (350)                                                    --
Issuance of common stock for
  services at $0.157 per share         90,428           91       14,109           --            --            --        14,200
Issuance of common stock in
  exchange for net assets in a
  recapitalization                 27,025,000       27,025    2,941,975           --    (3,000,000)           --       (31,000)
Collections on note receivable
  from stockholder through
  September 30, 2004                       --           --           --           --       971,051            --       971,051
Collections on note receivable
  from stockholder after
  September 30, 2004 (reflected
  as a current asset)                      --           --           --           --       644,535            --       644,535
Net loss                                   --           --           --           --            --    (1,031,335)   (1,031,335)
                                   -----------  -----------  -----------  -----------  ------------  ------------  ------------

Balances, September 30, 2004       40,025,017   $   40,025   $4,474,514   $       --   $(1,384,414)  $(2,654,937)  $   475,188
                                   ===========  ===========  ===========  ===========  ============  ============  ============


==============================================================================================================================

See notes to financial statements.


                                                             F-5


                                                MORGAN BEAUMONT, INC.
                                           (A DEVELOPMENT STAGE ENTERPRISE)

                                               STATEMENTS OF CASH FLOWS
                                                                                                       For the period
                                                                                                           July 10,
                                                                                                        2000 (date of
                                                                           For the nine    For the      incorporation)
                                                                           months ended    year ended         to
                                                                           September 30,  December 31,   September 30,
                                                                              2004            2003           2004
                                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(1,031,335)   $  (954,974)   $(2,654,937)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                            28,688         24,375         62,050
       Amortization of intangible assets                                         6,635             --          6,635
       Stock based compensation and consulting                                  14,200        594,465      1,012,286
       Impairment of long-lived assets                                          43,154        153,190        196,344
    Changes in assets and liabilities, net:
        Decrease (increase)  in receivables                                     (5,865)        19,956         (5,865)
        Decrease (increase) in inventories                                          --         19,632             --
        Decrease (increase) in prepaid expenses and other current assets        27,432          2,500         (5,868)
        Decrease (increase) in other assets                                    (30,525)            --        (30,525)
        Increase (decrease) in accounts payable and accrued  liabilities       137,637         42,997        363,847
                                                                           ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                         (809,979)       (97,859)    (1,056,033)
                                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                       (45,551)       (12,141)      (148,249)
     Purchase of assets from Typhoon Voice Technologies, Inc.                       --         (5,000)        (5,000)
                                                                           ------------   ------------   ------------
 CASH USED IN INVESTING ACTIVITIES                                             (45,551)       (17,141)      (153,249)
                                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under notes payable                                    --         53,912         97,912
    Repayments of notes payable                                                (36,500)        (1,200)       (47,912)
     Proceeds from the issuance of common stock                                 20,700         62,313        310,063
     Collections on note receivable from stockholder                           971,051             --        971,051
                                                                           ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      955,251        115,025      1,331,114
                                                                           ------------   ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       99,721             25        121,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  22,111         22,086             --
                                                                           ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   121,832    $    22,111    $   121,832
                                                                           ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Interest paid                                                              $     3,031    $       200    $     3,231
                                                                           ============   ============   ============
Income taxes paid                                                          $        --    $        --    $        --
                                                                           ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

 Acquisition of assets by issuance of stock - see Note E                   $        --    $    70,000    $    70,000
                                                                           ============   ============   ============


Issuance of common stock for net assets of Pan American Energy
  Corporation in a recapitalization  - see Note A                          $ 2,969,000    $        --    $ 2,969,000
                                                                           ============   ============   ============


=====================================================================================================================

See notes to financial statements.

                                                         F-6

                              MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Morgan Beaumont, Inc., (the "Company"), which is headquartered in Sarasota, Florida, was incorporated under the laws of the state of Florida on July 10, 2000. Because the Company did not generate significant revenues through September 30, 2004, it is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

The Company's primary products are debit cards and stored value cards which are re-loadable financial products for the sub-prime credit market. The Company has been providing these cards to consumers in the sub-prime credit market sector since the third quarter of 2002. The sub-prime market is generally made up of consumers that do not have checking accounts and/or the ability to obtain standard debit or credit cards. The Company has also provided these products to third party companies for co-branding with their company name and logo, and marketing these products under its brand name (e.g. the stored value cards are issued under the following certifications with MasterCard International - Independent Sales Organization (ISO), Member Service Provider (MSP) and Third Party Processor (TPP)). The Company also received the ISO certification with VISA on September 29, 2004.

On August 24, 2004, The Company acquired the net assets of Pan American Energy Corp, a publicly traded company ("PAEC") for 27,025,000 shares of its common stock (which number of shares was subsequently reduced by 1,000,000 shares - see Note J) and the assumption of $31,000 of accounts payable and accrued liabilities. For financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby the Company was deemed to be the acquirer, and no goodwill or other intangible assets were recorded.

In connection with this transaction, the Company received a $3,000,000 note receivable from a PAEC stockholder. Through September 30, 2004, the Company had received $971,051 under this note, and during the period October 1, 2004 to November 26, 2004, the Company collected an additional $644,535. In accordance with generally accepted accounting principles, the unpaid balance of the note as of November 26, 2004 has been reflected as a deduction from stockholders' equity, and the amount paid during the period October 1, 2004 to November 26, 2004 has been reflected as a current asset.

Immediately prior to the acquisition, the Company reduced its outstanding shares via a reverse stock split whereby the Company's outstanding shares were reduced at the rate of 7.8513 to one. All references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split as though it occurred at the date of the Company's incorporation.

Change in Year End
------------------

The Company changed its year end from December 31 to September 30, 2004. Accordingly, the accompanying financial statements are as of and for various periods ended September 30, 2004, and for the year ended December 31, 2003.

Revenue Recognition and Accounts Receivable
-------------------------------------------

The Company generates the following types of revenues:

         o Initiation fees, which arise from sales of the Company's stored value and debit cards.

         o        Subscription fees, which arise from hosting or licensing fees.
                  Under a hosted agreement, the Company's customers are not charged for the use of the Company's proprietary software; rather they pay a per minute or per transaction fee for each use whereas under a licensing agreement, the Company's customer pays monthly fees for the use of its software at each of their loading stations.

         o Transaction fees, which arise from the use and loading of cash for ATM, debit or stored value cards.

         o Maintenance fees, which arise from charges for keeping the cards active.

         o Financial float fees, which arise from charges for the instant load of cash and convenience of stored value, ATM and debit cards.

The Company's revenue recognition policy for fees and services arising from its products is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 the Company recognizes revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company's price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. During the nine months ended September 30, 2004, one customer accounted for approximately 61% of the Company's revenues and for the year ended December 31, 2003 two customers accounted for approximately 70% of the Company's revenues. .

The Company's payment terms are normally net 30 days. The Company performs ongoing credit evaluations of all of its customers and generally does not require collateral.

Allowance for Doubtful Accounts
-------------------------------

The Company evaluates the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon its review of the collectibility of its receivables in light of historical experience, adverse situations that may affect the Company's customers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions the Company is required to make. Actual results could differ from the Company's estimates.

Advertising Costs
-----------------

The Company expense advertising costs as they are incurred. Advertising costs were $27,301, $632, and $34,797 during the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004, respectively.

Financial Instruments
---------------------

The Company believes the book value of its cash and cash equivalents and accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature. The Company also believes the book value of its notes payable approximates their fair values as the interest rates as such obligations approximates rates that could currently be negotiated and because of their short term nature. It was not practicable to estimate the fair value of the portion of the note receivable from stockholder reflected as a deduction from stockholders' equity because of the lack of similar type arrangements in the marketplace.

Property and Equipment
----------------------

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives, which range from three to seven years.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents. The Company occasionally maintains cash and cash equivalents balances in excess of federally insured limits. The Company has not experienced any losses in such accounts.

Goodwill and Other Intangibles
------------------------------

In July 2001, the FASB issued Financial Accounting Standards Statement No. 142 ("SFAS 142"), "Accounting for Goodwill and Other Intangibles," which was required to be adopted effective January 1, 2002. Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed, at a minimum, annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

Long-Lived Assets
-----------------

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets during the nine months ended September 30, 2004 and the year ended December 31, 2004 and determined that certain impairment losses were necessary. As a result, the Company charged operations for approximately $43,200 and $153,200, respectively during these periods.

Net Loss Per Share
------------------

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding at any time since the Company's inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying financial statements.

Stock - Based Compensation
--------------------------

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No.
148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

Income Taxes
------------

The Company computes income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid.

Research and Development
------------------------

Research and development costs, which approximated $73,600, $216,200 and $310,600 for the nine months ended September 30, 2004, the year ended December 31, 2003, and the period July 10, 2000 (date of incorporation) to September 30, 2004, respectively, are expensed as incurred.

Recent Pronouncements
---------------------

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications
-----------------

Certain amounts in the December 31, 2003 financial statements, and the financial statements for the period July 10, 2000 (date of incorporation) to September 30, 2004 have been reclassified to conform to the presentation in the September 30, 2004 financial statements.

NOTE B - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its inception, and the Company expects to have ongoing requirements for additional capital investment to implement the Company's business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, the Company's operations have primarily been funded through private equity, and the Company expects to continue to seek additional funding through private or public equity and/or debt financing. As discussed in Note A, on August 24, 2004, the Company acquired the net assets of Pan American Energy Corp. a publicly traded company that it believes will help the Company raise additional equity capital. In connection with this merger, the Company acquired a $3,000,000 note receivable from a stockholder that had a remaining balance of approximately $1,385,000 as of November 26, 2004. In addition, as discussed at Note J, subsequent to September 30, 2004, the Company raised approximately $1,425,000 under a private placement of our common stock. Finally, the Company expects that operating revenues from the sales of its products and other related revenues will increase. However, there can be no assurance that the funds the Company has in place will be adequate to meet its cash flow needs for the year ended September 30, 2005 or that the Company will be able to fund any cash shortfalls through additional debt or equity capital and/or any cash generated by its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - INCOME TAXES

The Company recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

Assuming the Company's net operating loss carryforwards are not disallowed by taxing authorities because of certain "change in control" provisions of the Internal Revenue Code, at September 30, 2004 the Company has net operating loss carryforwards of approximately $1,095,000 for income tax purposes (the significant difference between the Company's net operating carryforwards and its deficit arises primarily from certain stock based and impairment expenses of approximately $1,165,500 that are considered to be permanent differences between book and tax reporting). These carryforwards expire in various years through the year ended December 31, 2024. Components of the Company's current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at September 30, 2004:

Current deferred income tax asset:
    Accounts payable and accrued liabilities                        $  175,700
    Less valuation allowance                                          (175,700)
                                                                    -----------

Net current deferred income tax asset                               $       --
                                                                    ===========

Non-current deferred income tax asset:
    Net operating loss carry forward                                $  414,300
    Less valuation allowance                                          (414,300)
                                                                    -----------

Non-current deferred income tax asset                               $       --
                                                                    ===========

The Company's net current and non-current deferred income tax assets are not recorded in the accompanying balance sheet because the Company established a valuation allowance to fully reserve such assets as their realization did not meet the required asset recognition standard established by SFAS 109. The total valuation allowance increased by approximately $405,200 during the nine months ended September 30, 2004

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2004:

Computer software                                                   $   22,086
Computer hardware                                                       64,741
Furniture, equipment and leasehold improvements                         36,339
                                                                    -----------
                                                                       123,166
Less accumulated depreciation and amortization                          20,607
                                                                    -----------

Property and equipment - net                                        $  102,559
                                                                    ===========

NOTE E - PURCHASE OF ASSETS OF TYPHOON VOICE TECHNOLOGIES, INC.

On December 31, 2003, primarily for the purpose of acquiring certain technology, the Company acquired substantially all of the assets of Typhoon Voice Technologies, Inc. ("TVT") in exchange for 1,421,357 shares of the Company's common stock. The purchase price of $228,190 was allocated as follows:

                                                                     $  19,615
      Computer software
      Computer hardware                                                 28,847
      Goodwill and other intangibles                                   153,190
      Other assets                                                      26,538
      Common stock                                                    (223,190)
      Cash                                                              (5,000)
                                                                     ----------
      Total                                                          $      --
                                                                     ==========

The excess of the purchase price paid over the fair value of the net assets acquired of $153,190 was initially recorded as goodwill and other intangibles. As mentioned at Note A, at December 31, 2003, the Company determined that these intangibles were impaired as of December 31, 2003 and accordingly recorded a charge to operations for the impairment.

Since the transaction was accounted for as a purchase, the Company's 2003 results of operation only include the results of operations of TVT since the date of acquisition. The Company's 2003 revenues, expenses, net loss and net loss per share would not have changed significantly if the Company had included such amounts for TVT for the entire year ended December 31, 2003.

NOTE F - OTHER NOTES PAYABLE

At September 30, 2004, other notes payable consisted of two unsecured notes payable to a vendor. As discussed at Note J, the balance of these notes were forgiven when the Company settled certain litigation with this vendor in November 2004.
..
NOTE G -RELATED PARTY TRANSACTION

At December 31, 2003, the Company has a $36,500 note payable to an officer. The note, which required interest at the rate of 12% per annum, was paid during the nine months ended September 30, 2004.

At December 31, 2004, accounts payable and accrued liabilities includes approximately $163,800 owed to various officers for accrued payroll and vacation.

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

In April 2002, the Company entered a three year operating lease for its facility. The Company then transferred that lease with the same landlord to a larger facility effective in December 2003 under a new operating lease. Unless it is sooner terminated and/or extended, the Company's lease agreement expires November 30, 2006. Future minimum lease payments under this lease, and one other operating lease entered in July 2004, are approximately as follows at September 30, 2004:

   Years ending                                                         Amounts
   September 30,
                                                                      ----------
      2005                                                            $  37,500
      2006                                                               29,050
      2007                                                                4,900
                                                                      ----------

      Total                                                           $  71,450
                                                                      ==========

Rent expense under the above leases for the nine months ended September 30, 2004 and the year ended December 31, 2003 approximated $31,800 and $15,900, respectively.

Consulting Agreements
---------------------

Effective October 1, 2004, the Company entered into three consulting agreements having terms ranging from one to two years and terminable by either party on 30 days notice. As consideration for various services to be rendered, the Company has agreed to pay the consultants total monthly fees of (i) $14,000 during the period October 1, 2004 to September 30, 2005 and (ii) $6,000 for the period October 1, 2005 to September 30, 2006. In addition, the Company has granted 1,900,000 nonqualified stock options to these consultants, which options are exercisable at $0.20 per share and may be exercised on a cashless basis. The options vest as follows:

     Vesting Dates                                                      Amounts
     -------------                                                   -----------

     On October 1, 2004                                                 380,000
     On December 31, 2004                                               380,000
     On March 31, 2005                                                  380,000
     On June 30, 2005                                                   380,000
     On September 30, 2005                                              380,000
                                                                     -----------

     Total                                                            1,900,000
                                                                     ===========

Because the fair values of these options was estimated to be $0.27 per share on the date they were granted, the Company estimates that it will recognize approximately $133,000 of stock based compensation expense over the terms of these consulting agreements.

Employment Agreements
---------------------

The Company has obligated itself under non-cancelable employment agreements with its chief executive officer and its chief financial officer. The significant terms of the agreements are as follows:

         o CHIEF EXECUTIVE OFFICER - This officer is to receive base annual compensation of $185,000 for the year ending September 30, 2005, $205,000 for the year ending September 30, 2006 and $225,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $750 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, the Company agreed to grant him options to purchase 3,250,000 shares of its common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless the Company exercises its rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires the Company to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs.

         o CHIEF FINANCIAL OFFICER - This officer is to receive base annual compensation of $165,000 for the year ending September 30, 2005, $180,000 for the year ending September 30, 2006 and $195,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $650 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, the Company agreed to grant him options to purchase 2,500,000 shares of its common stock at a price of $0.20 per share (a significant portion of such options served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless the Company exercises its rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires the Company to pay the greater of $500,000, or an amount equal to 5.0% of any sale price in excess of $25,000,000 to him in the event a change in control occurs.

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004. Assuming a change in control does not occur (at which time all options would vest immediately), one half of the remaining options (or 1,437,500 options) vest on September 30, 2005 and one half on September 30, 2006. Because the option price was effectively the same as the trading value of the Company's stock on the date the options were granted, the Company does not believe that it will be required to record any stock based compensation for the issuance of these options.

The Company is also obligated under various other cancelable employment agreements, including two that require it to pay different amounts of severance if the Company terminates the respective employees without cause. Future required payments for base compensation under all of the employment agreements discussed herein are approximately as follows:

     Years ending
     September 30,                                                     Amounts
                                                                     -----------

           2005                                                      $  553,000
           2006                                                         530,000
           2007                                                         420,000
                                                                     -----------

           Total                                                     $1,503,000
                                                                     ===========

Service and Purchase Agreements
-------------------------------

The Company has entered into one to three year contracts with various contractors to provide certain marketing, technology and customer support services to expand the money card program. Since the fees to be paid are contingent primarily on sales volume, it is not possible to calculate the amount of the future commitment on these contracts.

Contingencies
-------------

In the normal course of business, the Company is involved in certain litigation. In the Company's opinion, this litigation will not have a material effect on its financial position or results or operations.

NOTE I - STOCK-BASED COMPENSATION

During the period July 10, 2000 (date of incorporation) to September 30, 2004, the Company issued the following shares of the Company's common stock as consideration for various services, which were provided by employees or consultants:

Description of Service                       Value of Service    Shares Issued
----------------------                       -----------------  ----------------
Business planning and development            $        949,663         7,395,048
Information technology services                        57,123           505,075
Legal services                                          5,500            38,209
                                             -----------------  ----------------

Totals                                       $      1,012,286         7,938,332
                                             =================  ================

The value of these services, which was based on the number, and fair value, of shares issued has been included in stock based compensation and consulting expense in the accompanying statements of operations.

NOTE J -  OTHER SUBSEQUENT EVENTS

Gain Contingency
----------------

On November 8, 2004, the Company settled certain litigation in which it was the plaintiff. As consideration for such settlement, the Company received forgiveness of notes payable totaling $50,000, cash of $10,000 and process management software certified for use by MasterCard International. The proceeds of the settlement will be reflected as other income in the first quarter of the Company's fiscal year ending September 30, 2005.

Settlement of Litigation
------------------------

The Company settled certain litigation by agreeing to pay cash of $48,000 subsequent to year end. In accordance with generally accepted accounting principles, the Company has recognized this amount as an expense and accrued liability in the accompanying September 30, 2004 financial statements.

Other Option Issuances
----------------------

In addition to the options mentioned in Note H above, the Company has granted options purchase 1,825,000 shares of its common stock to various employees at a price of $0.20 per share. Assuming a change in control does not occur (at which time all options would vest immediately) the options vest as follows:

     Vesting Dates                                                     Amounts
     --------------                                                  -----------

     On October 1, 2004                                                 610,000
     On September 30, 2005                                              607,500
     On September 30, 2006                                              607,500
                                                                     -----------

     Total                                                            1,825,000
                                                                     ===========

Because the option price was effectively the same as the trading value of the Company's stock on the date the options were granted, the Company does not believe that it will be required to record any stock based compensation for the issuance of these options.

The Company also granted options to purchase 700,000 shares of its common stock for $0.20 per share to the members of its Board of Directors as consideration for their service during the upcoming fiscal year (i.e. the year ended September 30, 2005). The options, which vested on the date of grant, had a fair value of approximately $0.27 each on the date they were granted; accordingly the Company estimates that it will recognize approximately $49,000 of stock based compensation expense during the fiscal year ended September 30, 2005 as a result of the issuance of these options.

Note Receivable from Stockholder
--------------------------------

As mentioned at Note A, the Company received a $3,000,000 note receivable from a PAEC stockholder at the date of the merger with PAEC. Because of various delinquencies in making payments under such note, in November 2004, this stockholder agreed to return 1,000,000 shares of the common stock issued to the PAEC shareholders at the date of the merger. The shares will be divided pro-rata by the stockholders of Morgan Beaumont immediately before the merger occurred. In addition, the stockholder has agreed to pledge 2,700,000 shares of his common stock as security for the performance of his remaining obligations under the note receivable. The pledged shares are to be returned to the stockholder as required payments are made on the note, which is due in various installments through March 31, 2005.

Private Placement of Stock
--------------------------

The Company completed a private placement of 7,125,000 of shares of its common stock (the "Shares) to certain accredited investors the (the "Purchasers") for $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and among the Company and the Purchasers.

The Purchasers received (i) certain anti-dilution protection entitling them to price adjustments in the event the Company sells shares for an effective price of less than $0.20 per share within one year from the date of the completion of the private placement, and (ii) the rights to participate in any subsequent filings for a specified period of time.

In addition, the Company has also agreed to file, within 45 calendar days of the date of the filing of its current 10-KSB, a registration statement with the SEC, covering the resale of (i) the Shares and (ii) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event. If the Company fails to timely perform its responsibilities relative to the registration of the Shares, the Company will be subject to various monetary penalties (as defined in the Private Placement Memorandum).

--------------------------------------------------------------------------------


ITEM 8. CHANGES IN CERTIFYING ACCOUNTANTS.

(a) Dismissal of Previously Engaged Accountant
    ------------------------------------------

On September 28, 2004, Morgan & Company Chartered Accountants, the former principal accountant for the Company, was dismissed in anticipation of a merger and reorganization and change of control of the Company. The former accountant's report on the financial statement of the Company for either of the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants for the Company was approved by the Board of Directors on September 28, 2004.

During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The Company was not involved in any events within its two most recent fiscal years and any subsequent interim period preceding the former accountant's dismissal which are the reportable kind as required by Item 304(a)(1) of Regulation S-K.

The Company had provided the former accountant with a copy of the disclosures it is making in the Form 8-K of October 4, 2004 in response to Item 304(a) of Regulation S-K that the former accountant received no later than the day that the disclosures were filed with the Commission. The former accountant had furnished to the Company a letter addressed to the Commission, a copy of which is attached as an Exhibit to the Company's report on Form 8-K describing the change stating that he agreed with the statements made by the Company in response to this Item 304(a).

(b) Engagement of New Independent Accountant
    ----------------------------------------

On September 28, 2004, the Company engaged Kingery & Crouse, P.A. ("Kingery & Crouse") as the new principal accountants for the Company. During the Company's two most recent fiscal years, and any subsequent interim prior to engaging the accountant, the Company did not consult Kingery & Crouse regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, being the date of the Company's fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date it carried out its evaluation.

Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve its disclosure controls and procedures, the Company has identified certain deficiencies and issues with its internal controls that occurred in fiscal year end 2004. These deficiencies and issues include, but are not limited to:

         o Deficiencies related to inadequate or ineffective policies for documenting transactions. The Company identified deficiencies in its controls relating to certain non-accounting documentation. The Company discovered instances where certain corporate documents were not filed or otherwise properly processed.

         o Deficiencies related to the internal control environment. The Company has determined that for the period ended September 30, 2004, it had deficiencies due to inadequate staffing in its accounting department and the lack of a full-time Chief Financial Officer. The Company has hired a Chief Financial Officer subsequent to year end, and expects these controls will improve during the fiscal year end 2005.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting. An Accounting Policy and Procedures Manual has been drafted to address many of the internal control issues related to financial reporting and is currently being implemented. The Company feels the Financial Reporting issues are being addressed and will improve in the fiscal year of 2005.

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

ITEM 8B. OTHER INFORMATION

Unauthorized Listing on Berlin and Frankfurt Exchanges

Shortly after the Merger, the Company learned that its shares had been listed for trading on the Berlin Bremen Stock Exchange and Frankfurt Stock Exchange, without the Company's consent by a man named Rainer Bergmann. In one instance, Mr. Bergman identified himself as working for RG Securities AG in Frankfurt, Germany, in the listing of the Company's shares on the Frankfurt Exchange. In the other instance he identified himself as working for European Investment Services in Griesheim, Germany. In both instances he tried to bill the Company for his services and pretended to have had prior instructions and communications from the Company's CEO, however the Company's CEO had never heard of him or spoken with him before and never sought to list the Company's shares on any other exchange. Shortly after the Company learned of the listings on those exchanges, the Company's share price experienced a significant drop. The Company thereafter learned that the Berlin Bremen Stock Exchange is known as a facility that permits "naked shorts". The Company has no direct evidence however that listing its shares these exchanges had any impact on the price of the Company's shares. The Company and its attorneys contacted Mr. Bergmann and instructed him to cause the Company's shares be de-listed from the exchanges. Mr. Bergmann and the Frankfurt Stock Exchange have not responded to the Company's demands. The Berlin Bremen Stock Exchange responded by twice refusing to de-list the shares. The Company intends to continue to seek the de-listing of its shares on those exchanges. The Company has also lodged a complaint with the Securities and Exchange Commission, the NASD-OTC Bulletin Board, the United States Embassy in Germany and the German Embassy in Washington, D.C. It may be necessary for the Company to bring an action against the Berlin and Frankfurt exchanges.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                               Age    Position                                             Since
----                               ---    --------                                             -----

Clifford Wildes                    54     Chief Executive Officer, Treasurer and               2000
                                          Director

Kenneth Craig                      50     Chief Financial Officer, Secretary and               2002
                                          Director

Erik Jensen                        46     President, Chief Operating Officer and Director      2003

James Smith III                    38     Chief Technical Officer                              2004

Rod Braido                         59     Senior Vice-President and Director                   2002

Mark Brewer                        46     Director                                             2001

Virgil "Brother" Sandifer, Jr.     49     Director                                             2004

Benjamin J. Bond                   63     Director                                             2004

CLIFFORD WILDES - Chief Executive Officer, Director and Founder. Mr. Wildes has been with the Company since it was founded in 2001. Mr. Wildes has over 20 years of executive management experience in private and public companies. Prior to serving in roles as CEO, COO, CFO, President and Founder of the Company, Mr. Wildes was CEO and Founder of several companies within the hi-tech sector, as well as business consulting services. Mr. Wildes is the former founder and CEO of Microtech International Inc., a private company that he sold to a Japanese public company in 1995. He was also the founder and CEO of Nova Interactive Inc., which he sold to a public company in 1997. From 1997 to 2001, Mr. Wildes consulted, or has been employed with, various public companies holding positions as their CEO, COO and Vice President, interfacing with SEC and managing the operations of those companies. Mr. Wildes was the founder and President of Meridian Capital, Inc. from 1997 to 2004. Mr. Wildes received a Bachelor of Science degree in Political Science and Economics from the University of Massachusetts (formerly "Boston State College") at Boston in 1972.

KENNETH CRAIG - Chief Financial Officer and Director. Mr. Craig has an extensive background in the operations of public and private companies, having served as CEO and President, or Vice President of various companies, for the past 20 years. These companies include, ICT Worldwide, Inc. where he acted as Vice President, which required extensive international travel and interface with Foreign Governmental Ministries and the Business and Trade Divisions of the U.S. Embassy; Global Resources Group, Inc. where he served as CEO for their public registration, PPM, as well as conducted in-depth interface with SEC. Additionally, he is the past CEO and President of Divot Golf Corporation, Miller Golf Products and Renaissance Golf Products, Inc. Mr. Craig was Division President of Wiltel Communications, a Williams Company, and is a licensed attorney in Mississippi and Texas. Mr. Craig received a Bachelor in Business Administration (Accounting Area) from Stetson University in 1976 and a Juris Doctorate from University of Mississippi in 1980.

ERIK JENSEN - President, Chief Operating Officer and Director. Mr. Jensen has co founded and sold a number of technology start up companies over the past 15 years. Prior to starting with the Company, Mr. Jensen was President, Director and Co-Founder of Typhoon Voice Technology from 2001 to 2003. From 1999 to 2002, Mr. Jensen was Technology marketing manager for all VoIP solutions. He has extensive experience in the telecommunications industry and related technology. He has held executive positions at Callware Technologies and Comdial Corporation. Mr. Jensen has studied Business Administration and Management Information Systems from 1977 to 1988.

JAMES SMITH III - Chief Technical Officer. Mr. Smith has over 15 years experience creating world class software solutions in various arenas. Prior to starting with the Company, Mr. Smith co-founded Typhoon Voice Technologies, where he was the Chief Technology Officer and Chief Technical Architect of the Activate Manager IVR system. From 2000 to 2003, Mr. Smith was the Senior Internet Software Engineer of Comdial. From 1999 to 2000, Mr. Smith was the Team Leader/ Internet Software Engineer of Merant Interactive, where he created complex innovated Internet Solutions. From 1992 to 1999, he was TSM Engineer IV, TSM Engineer III, and TSM Engineer II of Alcatel Network Systems, where he developed software for SONET Telecom gear. From 1989 to 1992, Mr. Smith was the Associate Programmer of International Business Machines and from 1986 to 1988, he was the College Co-op of International Business Machines. Mr. Smith received a Bachelor of Science in Computer Science from Michigan State University in 1989 and is expecting to receive his Masters of Business Administration at Ellis College in 2006.

ROD BRAIDO - Senior Vice President, and Director. Mr. Braido has over 25 years of experience in the Computer Hardware and Semiconductor Industries. Mr. Braido heads up the Company's west coast office. Mr. Braido was most recently Vice President of Strategic Programs at Bell Microproducts (NASDAQ:BELM). Mr. Braido was a partner in Meridian Capital, Inc. Mr. Braido served as a Chief Executive Officer of the Company in its start up stage. In 1998, Mr. Braido, as the founder, held the positions of President and Chief Executive Officer of NetAttach, Inc. VA Linux System of Santa Clara, Ca, acquired NetAttach in April of 2000, (NASDAQ: LNUX). Prior to founding NetAttach, Mr. Braido was Senior Vice President of computer product sales and Senior Vice President and general manager of Bellstor Memory Systems, a division of Bell Microproducts. >From 1989 to 1996, Mr. Braido was Vice President of World Wide Sales and General Manager of the systems division of SyQuest Technology. Mr. Braido worked with Mr. Wildes when he was Vice President of Sales and Chief Operating Officer with Microtech International Inc. Prior to 1987 Mr. Braido served with National Semiconductor (NASDO: NSM), for over 10 years, in a number of sales management roles.

MARK BREWER - Director. Mr. Brewer has served as the Marketing Director for One World Nutrition, a nutritional supplement company, since January 2003. He is the Managing Director of Novus Capital Investment Fund. Since May of 2002, he has served as Vice President of Lighthouse II, Inc., a marketing company. >From 1997 to 2002, he has also served as President of HydroMaid International, manufacturers of water-powered disposal units. Mr. Brewer attended the University of Phoenix where he received a Bachelor of Arts in Business Administration in 1985.

BENJAMIN J. BOND - Director, Audit Committee Member, Compensation Committee Member. Mr. Bond is a certified public accountant. For the past 10 years, Mr. Bond has been in private accounting practice specializing in tax and consulting. Mr. Bond received a Bachelor of Science in Business Administration from the University of Florida in 1966.

VIRGIL LEE "BROTHER" SANDIFER, JR. - Director, Audi Committee Member, Compensation Committee Member. Mr. Sandifer is a certified public accountant and managing partner of the accounting firm of Sayle, Sandifer & Associates, LLP, where he has practiced since 1980. Mr. Sandifer attended the University of Mississippi where he received a Bachelor of Arts in Accounting in 1977 and a Master of Business Administration in 1979.

TERM OF OFFICE
--------------

The Company's directors are appointed for a three-year term to hold office until the next annual general meeting of its shareholders or until removed from office in accordance with its bylaws. The Company's officers are appointed by its board of directors and hold office until removed by the board, subject to the terms of their respective employment agreements.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

To the best of the Company's knowledge, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of the Company:

         o filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing ,or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

         o was convicted in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         o was the subject of any order, judgment or decree, not subsequently reverse, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/ her involvement in any type of business, securities, or banking activities; or

         o was found by court of competent jurisdiction in a civil action , by the EC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

SIGNIFICANT EMPLOYEES
---------------------

The Company has no significant employees other than its officers and directors. The Company conducts its business through agreements with consultants and arms-length third parties.

EMPLOYMENT AGREEMENTS
---------------------

The Company's Executive Officers each have employment agreements that were renegotiated after the end of the Company's fiscal year end, under thee terms set forth below:

CLIFFORD WILDES

Cliff Wildes entered into a three (3) year employment agreement pursuant to which he will receive an annual salary of $185,000 for the first year, $205,000 for the second year and $225,000 for the third year. Mr. Wildes will receive options to purchase 3,250,000 shares of common stock at $0.20 per share, vesting 1,625,000 as of October 1, 2004, vesting 812,500 as of September 30, 2005, and vesting 812,500 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). He will also receive a $750 per month automobile reimbursement, a performance-based bonus and bonus upon sale of the Company and certain medical and other benefits. Mr. Wildes also received a signing bonus of $75,000 in exchange for the cancellation of certain benefits and protections set forth in his prior employment agreement. A copy of the employment agreement is attached hereto as Exhibit 9.1.

KENNETH CRAIG

Kenneth Craig entered into a three (3) year employment agreement pursuant to which he will receive an annual salary of $165,000 for the first year, $180,000 for the second year and $195,000 for the third year. Mr. Craig will receive options to purchase 2,500,000 shares of common stock at $0.20 per share, vesting 1,250,000 as of October 1, 2004, vesting 625,000 as of September 30, 2005, and vesting 625,000 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). Mr. Craig will also receive a $650 per month automobile reimbursement, a performance-based bonus and bonus upon sale of the Company and certain medical and other benefits. Mr. Craig also received a signing bonus of $75,000 in exchange for the cancellation of certain benefits and protections set forth in his prior employment agreement. A copy of the employment agreement is attached hereto as Exhibit 9.2.

ERIK JENSEN

Erik Jensen entered into a two (2) year employment agreement pursuant to which he will receive an annual salary of $125,000 for the first year and $145,000 for the second year. Mr. Jensen will receive options to purchase 750,000, shares of the common stock at $0.20 per share, vesting 250,000 as of October 1, 2004, vesting 250,000 as of September 30, 2005, and vesting 250,000 as of September 30, 2006. Mr. Jensen will also receive a signing bonus of $15,000, a performance-based bonus and a bonus upon sale of the Company and certain medical and other benefits. If Mr. Jensen is terminated without cause, he will be paid in full for all pay, benefits, overrides, commission, vacation pay, personal days, bonus and stock or options. Mr. Jensen will also be paid a twelve-month severance package. A copy of the employment agreement is attached hereto as
Exhibit 9.3.

JAMES F. SMITH III

James F. Smith III entered into a two (2) year employment agreement pursuant to which he will receive an annual salary of $95,000 for the first year and $102,000 for the second year. Mr. Smith will receive options to purchase 150,000 shares of the common stock at $0.20 per share, vesting 50,000 as of October 1, 2004, vesting 50,000 as of September 30, 2005, and vesting 50,000 as of September 30, 2006. Mr. Smith will also receive a signing bonus of $10,000, a car allowance of $400 per month, a bonus upon sale of the Company and certain medical and other benefits. If Mr. Jensen is terminated without cause, he will be paid in full for all pay, benefits, overrides, commission, vacation pay, personal days, bonus and stock or options. A copy of the employment agreement is attached hereto as Exhibit 9.4.

CONSULTING AGREEMENTS
---------------------

The Company has engaged several financial consultants to assist it in its operations, since the date of its fiscal year end, under the following agreements and terms:

CONSULTING AGREEMENT WITH SCOTT CHRISTIE

The Company has entered into a Consulting Agreement with Scott Christie to advise the Company on Financial business and investor matters. The Agreement is for a term of two (2) years, it is terminable by either party on 30 days notice and provides for the Company to pay Scott Christie a monthly fee of $4,000 and issue 500,000 nonqualified stock options to Mr. Christie exercisable at $0.20 per share on a cashless basis, vesting 100,000 options immediately and 100,000 for the following four quarters. A copy of the Consulting Agreement was attached to the Company's Form 8-K dated December 12, 2004 and is incorporated herein by this reference.

CONSULTING AGREEMENT WITH ANDREW NEITLICH

The Company has entered into a Consulting Agreement with Andrew Neitlich to advise the Company on Financial business and investor matters. The Agreement is for a term of two (2) years, it is terminable by either party on 30 days notice and provides for the Company to pay Andrew Neitlich a monthly fee of $2,000 and issue 240,000 nonqualified stock options to Mr. Neitlich exercisable at $0.20 per share on a cashless basis, vesting 40,000 options immediately and 40,000 for the following four quarters. A copy of the Consulting Agreement was attached to the Company's Form 8-K dated December 12, 2004 and is incorporated herein by this reference.

CONSULTING AGREEMENT WITH CASCADE PARTNERS

The Company entered into a Consulting Agreement with Cascade Partners ("Cascade") pursuant to which Cascade will provide advisory services to the Company. Cascade will receive $8,000 per month plus options to purchase 1,200,000 shares of the Company's common stock for $0.20 per share on a cashless basis. The Company's CEO, Clifford Wildes, is a former business partner of two of Cascade's principles and one of Cascade's principals has and continues to provide legal services to or on behalf of Mr. Wildes and the Company's CFO, Kenneth Craig. A copy of the Consulting Agreement is attached hereto as Exhibit 9.5.

COMMITTEES OF THE BOARD OF DIRECTORS
------------------------------------

The Company presently has an audit committee and compensation committee of its board of directors, each of which are controlled by a majority of outside directors.

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

The Company's Audit Committee consists of two practicing accounting professionals.

PAST RELATIONSHIPS AMONG OFFICERS, DIRECTORS AND CONSULTANTS
------------------------------------------------------------

The inside directors, the executive officers and certain consultants have advised the Company's Board of Directors of certain existing and past business relationships among the parties. Cliff Wildes was formerly in partnership with the two principal partners of Cascade Partners. Cascade Partners is now a consultant to the Company. Prior to the Company engaging Cascade Partners as a consultant, one of Cascade Partners principal partners represented Cliff Wildes and Ken Craig in the negotiation of their employment agreements with the Company, and he is also indebted to Clifford Wildes for certain loans that Mr. Wildes extended to him in 2000. One of the Cascade partners has represented Mr. Wildes as personal legal council since 2000. Additionally, certain members of the audit committee and Board of Directors have acted as accountants or tax advisors to certain other officers and directors of the Company. The Board of Directors of the Company has been advised of the details of these relationships. Cliff Wildes and Rod Briado have been involved in a business relationship/ in business with Meridian Capital Inc.

Cliff Wildes, Ken Craig and Erik Jensen have entered into an agreement to purchase a building restoration and painting company as passive investors.

Ben Bond was past accountant for Meridian Capital Inc. Erik Jensen's wife, who is an attorney, previously worked for a firm that did legal work for Mr. Wildes personally and for his companies, including Morgan Beaumont. Erik Jensen and James Smith were previously in business together and the shareholders of Typhoon Voice Technology. VL "Brother" Sandifer had filed the Company's past tax returns. The Board of Directors of the Company has been advised of the details of these relationships.

CODE OF ETHICS
--------------

The Company has not yet adopted a corporate code of ethics. The Company's board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of its equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company's review of the copies of such reports received by it, the representations in the Merger Agreement between the former Morgan Beaumont and Pan American Energy Corporation, and the written representations from certain Reporting Persons that no other reports were required for those persons, the Company believes that, during the nine months ended September 30, 2004, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The Company has become aware of a shareholder in possession at one point of shares of the Company exceeding 10% of the then outstanding number of shares. The Company contacted the shareholder and informed him of his obligations under
Section 16 of the Exchange Act. The Shareholder failed to respond to the Company's inquiries and subsequently informed the Company that he did not control over 5% of the Company's shares. The Company is continuing to investigate the shareholder's response and at the suggestion of the SEC, the Company will file an unverified Form 3 on behalf of the shareholder.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the following individuals, the Company's "named executive officers and directors" for the two most recently completed fiscal years ended December 31, 2003 and September 30, 2004. This table does not reflect changes that went into effect after the end of the Company's fiscal year.

                                             ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                --------------------------------------------     ---------------------------------
                                                                                 RESTRICTED
NAME                TITLE       YEAR      SALARY     BONUS      COMPENSATION      AWARDED       OPTIONS/* SARS (#)
Clifford Wildes     Chief       2004     $150,000      --          $ 5,941            --         100,000 Options-
(1) (3)             Executive   2003     $150,000      --          $ 9,350            --
                    Officer,    2002     $100,000      --          $ 8,410            --
                    Treasure
                    and
                    Director
-------------------------------------------------------------------------------------------------------------------
Erik Jensen (1) (3) President,  2004     $ 96,000      --          $ 4,800       12,737 shares  100,000 Options-
                    Chief       2003           --      --               --            --                 --
                    Operating   2002           --      --               --            --
                    Officer,
                    and
                    Director
-------------------------------------------------------------------------------------------------------------------
Kenneth Craig (1)   Chief       2004     $150,000      --          $12,593            --         100,000 Options -
(3)                 Financial   2003     $150,000      --          $18,860            --                 --
                    Officer,    2002     $100,000      --          $11,565            --                 --
                    Secretary,
                    and
                    Director
-------------------------------------------------------------------------------------------------------------------




James Smith III     Chief       2004     $ 78,000      --          $ 4,800       12,737 shares           --
                    Technical   2003           --      --               -             --                 --
                    Officer     2002           --      --               -             --                 --
-------------------------------------------------------------------------------------------------------------------
Rod Braido (1)      Senior      2004     $ 90,000      --          $ 3,000            --         100,000 Options -
                    Vice-Preside2003          --       --               -             --                 --
                    Director    2002          --       --               -             --                 --
                                              --
-------------------------------------------------------------------------------------------------------------------
Virgil "Brother"    Audit       2004     $  5,000      --          $ 1,000            --          100,000 Options
Sandifer, Jr. (1)   Committee   2003          --       --          $   250            --                 --
(2)                 Member,     2002          --       --               --            --                 --
                    Compensation
                    Committee
                    Member,
                    and
                    Director
-------------------------------------------------------------------------------------------------------------------
Benjamin J. Bond    Audit       2004     $  5,000      --          $ 1,000            --          100,000 Options
(1) (2)             Committee   2003          --       --          $   250            --                 --
                    Member,     2002          --       --               --            --                 --
                    Compensation
                    Committee
                    Member,
                    and
                    Director
-------------------------------------------------------------------------------------------------------------------
Mark Brewer (1) (2) Director;  2004      $  5,000      --          $ 1,000                       100,000 Options
                    Audit      2003    - $  5,000                  $   250
                    Committee;
                    Compensation
                    Committee
-------------------------------------------------------------------------------------------------------------------
                               2004      $574,000       0          $31,134       25,474 shares    $      140,000

(1) Outside Directors receive $5,000 per year to serve on the Board, plus an additional $1,000 if they attend the annual meeting of the Company's Shareholders. They also receive 100,000 options, which vest 20,000 upon grant and the remaining vesting 20,000 per quarter. Employee Directors receive 100,000 options, which vest 20,000 upon grant and the remaining vesting 20,000 per quarter.

(2) Also a Committee Member. Committee members receive an additional $250 for each Committee Meeting they attend. (3) The executive officers entered into new employment agreements with the Company effective after the period covered in this report. A description of the terms and copies of the agreements are set forth in this report.

STOCK OPTION GRANTS

The Company did not grant any stock options to the executive officers or directors from during the period ended September 30, 2004. Officers and directors were granted nonqualified options as set forth in the description of their employment agreements.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by the Company's officers, directors or employees during the period ended September 30, 2004.

OUTSTANDING STOCK OPTIONS

As of September 30, 2004 there are no stock options outstanding. In October , 2004, the Company granted the officers the stock options set forth in the description of their employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2004, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. This table does not reflect options granted to the Company's executive officers after the period covered in this report, which are listed in the description of their employment agreements.

Title of class      Name and address                       Amount of                  Percent
--------------      ----------------                       ---------                  -------
class(1)            of beneficial owner                    beneficial ownership       of class
-----               -------------------                    --------------------       --------

Common Stock        Clifford Wildes                        4,405,464 shares(2)           11.0%
                    7436 Myrica Drive
                    Sarasota, FL  34241

Common Stock        Carole L. Wildes                       4,405,464 shares(3)           11.0%
                    7436 Myrica Drive
                    Sarasota, FL  34241

Common Stock        Kenneth Craig                          3,148,072 shares(4)            7.9%
                    612 Downs Avenue
                    Tampa, FL  33617

Common Stock        Rosie Craig                            3,148,072 shares(5)            7.9%
                    612 Downs Avenue
                    Tampa, FL  33617

Common Stock        Erick Jensen                            773,757 shares                1.9%
                    5105 Sunnydale Circle
                    Sarasota, FL  34233

Common Stock        James Smith III                         855,599 shares                2.1%
                    9903 Old Hyde Park Pl
                    Bradenton, FL  34202

Common Stock        Rod Braido                              703,450 shares                1.8%
                    1 Golden Meadow Lane
                    Fallbrook, CA  92028

Common Stock        Virgil "Brother" Sandifer, Jr.         100,000 shares                .002%
                    2037 Hwy 82 E.
                    Greenville, MS 38703




Common Stock        Benjamin J. Bond                       100,000 shares                .002%
                    1001 N. Washington Blvd., Suite 106
                    Sarasota, Florida 34236

Common Stock        All Officers and Directors             10,086,342 shares             25.2%
                    as a Group that consists of
                    three people

(1) The percent of class is based on 40,025,017 shares of common stock issued and outstanding as of September 30, 2004.

(2) Of the shares represented, 4,301,218 are in the name of Cliff Wildes and 104,246 shares are in the name of his wife, Carole L. Wildes, of which he is deemed to be the beneficial owner.

(3) Of the shares represented, 104,246 are in the name of Carole L. Wildes and 4,301,218 shares are in the name of her husband, Cliff Wildes, of which she is deemed to be the beneficial owner.

(4) Of the shares represented, 2,081,615 are in the name of Ken Craig, 1,066,457 shares are in the name of his wife, Rosie Craig.

(5) Of the shares represented, 1,066,457 are in the name of Rosie Craig and 2,081,615 shares are in the name of her husband, Kenneth Craig, of which she is deemed to be the beneficial owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been two transactions by the Company within the last two years where a director, officer or shareholder of the Company, had a direct or indirect interest.

         o Erik Jensen, current President and COO, was an officer and director of Typhoon Voice Technologies in 2003. Typhoon had contracts with the Company for the development of the Morgan Beaumont Network and database. The Company has since acquired Typhoon and all assets thereof.

         o At December 31, 2003, the Company has a $36,500 note payable to Cliff Wildes. The note, which required interest at the rate of 12% per annum, was paid during the nine months ended September 30, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K:

(b) Exhibits:

Exhibits included or incorporated by reference herein are set forth in the
Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
----------

The aggregate fees billed for the nine months ended September 30, 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were estimated at $35,000.

AUDIT RELATED FEES
------------------

None.

TAX FEES
--------

None.

ALL OTHER FEES
--------------

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN BEAUMONT

By:         /S/CLIFFORD WILDES
            ---------------------------------------------------
            Clifford Wildes, Chief Executive Officer, Treasurer
            Director
            Date:  December 28, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /S/CLIFFORD WILDES
            ------------------------------------------------------
            Clifford Wildes, Chief Executive Officer and Treasurer (Principal Executive Officer)
            Director
            Date:  December 28, 2004

By:         /S/KENNETH CRAIG
            --------------------------------------------------------------
            Kenneth Craig, Secretary and Chief Financial Officer
            (Principal Financial Officer and Principal Accounting Officer) Director
            Date:  December 28, 2004

                                 EXHIBITS INDEX

                 EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3.1      Articles of Incorporation

3.2      Bylaws

4.1      Share Certificate

9.1      Employment Agreement with Clifford Wildes

9.2      Employment Agreement with Kenneth Craig

9.3      Employment Agreement with Erik Jensen

9.4      Employment Agreement with James Smith III

9.5      Consulting Agreement with Cascade Partners

19.1     Definitive Information on Schedule 14C

31.a Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.b Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.a Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.b Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

         (1) Filed as an Exhibit to this Quarterly Report on Form 10-KSB.

REPORTS ON FORM 8-K
-------------------

On September 1, 2004, the Company filed a Report on Form 8-K announcing under
Item 1 of that report changes in control of Registrant, under Item 2 of that report the acquisition or distribution of assets, under Item 5 of that report other events, and under 6 of that report the resignation of directors, as more particularly described elsewhere in this Form 10-KSB.

On October 4, 2004, the Company filed a Report on Form 8-K announcing under Item
1.01 of that report the entry into a definitive agreement, under Item 2.01 of that report the acquisition or distribution of assets, under Item 4.01 of that report the changes in the Company's certifying accountant, under Item 5.01 of that report the changes in control of Registrant, under 5.02 of that report the resignation of directors, under Item 5.03 of that report the change in fiscal year, under Item 8.01 of that report other events, and under Item 9.01 the Financial Statements of the Company, as more particularly described elsewhere in this Form 10-KSB.

On October 12, 2004, the Company filed a Report on Form 8-K announcing under
Item 1.01 of that report note payment and under Item 8.01 of that report other events, as more particularly described elsewhere in this Form 10-KSB.

On October 27, 2004, the Company filed a Report on Form 8-K announcing under
Item 3.01 of that report unauthorized listing and trading of securities, under
Item 3.03 of that report the stop transfer, under Item 5.02 of that report the additions to the Board of Directors and formation of compensation and audit committees, and under Item 8.01 of that report other events, as more particularly described elsewhere in this Form 10-KSB.

On December 7, 2004, the Company filed a Report on Form 8-K announcing under
1.02 of that report the amendment of note agreement with Paul Marshall, under
Item 5.02 of that report the additions to the Company's Board of Directors, under Item 7.01 of that report the consummation of common stock private placement and under Item. 8.01 the renegotiation of employment contracts with Cliff Wildes and Kenneth Craig, the Consulting Agreement with Scott Christie and Andrew Neitlich and a partial settlement on the First National Bank of Central Texas case.