Form 10QSB
period 2004-12-31
MORGAN BEAUMONT INC
filed 2005-02-08
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2004

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ________to________

                        Commission File Number 000-33389

                             MORGAN BEAUMONT, INC.
                             ---------------------
        (Exact name of small Business Issuer as specified in its charter)

               NEVADA                                     65-1071956
               ------                                     ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

      2280 TRAILMATE DRIVE
       SARASOTA, FLORIDA                                   34243
       -----------------                                   -----
(Address of principal executive
            offices)                                    (Zip Code)

     Issuer's telephone number,
        including area code:                   (941) 753-2875
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
47,150,017 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF FEBRUARY 1, 2005

================================================================================

                              MORGAN BEAUMONT, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                                TABLE OF CONTENTS
                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION                                              3
------------------------------

    ITEM 1. FINANCIAL INFORMATION:                                          3
    -----------------------------

       Balance Sheet as of December 31, 2004                                3

       Statements of Operations for the three months ended December 31,
          2004 and 2003, and the period July 10, 2000 (date of
          incorporation) to December 31, 2004                               4

       Statements of Cash Flows for the three months ended December 31,
          2004 and 2003, and the period July 10, 2000 (date of
          incorporation) to December 31, 2004                               5

       Notes to Financial Statements                                        6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     11
    ------------------------------------------------------------------

          Forward Looking Statements                                       11

          Overview                                                         12

          Plan of Operations                                               12

          Results of Operation                                             13

          Liquidity & Capital Resources                                    14

    ITEM 3: CONTROLS AND PROCEDURES.                                       14
    --------------------------------

PART II - OTHER INFORMATION                                                15
---------------------------

    ITEM 1. LEGAL PROCEEDINGS                                              15
    -------------------------

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    16
    ------------------------------------------------------------------

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                16
    ---------------------------------------

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16
    -----------------------------------------------------------

    ITEM 5. OTHER INFORMATION                                              16
    -------------------------

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               19
    ----------------------------------------

SIGNATURES
----------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION.

                             MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                          $ 1,598,964
 Note receivable from stockholder                                       297,991
 Other receivables                                                       27,185
 Inventory                                                               54,037
 Prepaid expenses and other current assets                                5,994
                                                                    ------------
       Total current assets                                           1,984,171

PROPERTY AND EQUIPMENT - NET                                            102,949

OTHER ASSETS                                                             37,162
                                                                    ------------

TOTAL                                                               $ 2,124,282
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES -
 Accounts payable and accrued liabilities                           $   265,165
                                                                    ------------

STOCKHOLDERS' EQUITY:
 Common stock - $0.001 par value: 150,000,000 shares
    authorized; 47,150,017 shares issued and outstanding                 47,150
 Additional paid-in capital                                           6,074,388
 Deferred stock compensation                                           (116,400)
 Note receivable from stockholder                                      (641,781)
 Deficit accumulated during the development stage                    (3,504,240)
                                                                    ------------
        Total stockholders' equity                                    1,859,117
                                                                    ------------

TOTAL                                                               $ 2,124,282
                                                                    ============

See notes to financial statements.


                                            MORGAN BEAUMONT, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                         For the period
                                                      For the                            July 10, 2000
                                                       three             For the            (date of
                                                       months         three months       incorporation)
                                                       ended              ended                to
                                                      December         December 31,       December 31,
                                                      31, 2004             2003               2004
                                                   -------------      -------------      -------------
NET REVENUES                                       $     41,200       $      1,163       $    633,745

COST OF REVENUES                                         17,734             32,517            336,222
                                                   -------------      -------------      -------------

GROSS PROFIT (DEFICIENCY)                                23,466            (31,354)           297,523
                                                   -------------      -------------      -------------

OTHER OPERATING EXPENSES:
Stock based compensation and
  consulting fees                                        65,600            258,345          1,077,886
Impairment of long lived assets                              --            153,190            196,344
Other employee compensation and benefits                567,390             57,037          1,642,505
Other professional and consulting fees                  208,339              4,566            392,034
Selling and marketing                                    25,605              3,779            121,186
Occupancy and equipment                                  44,259              5,870            229,334
Travel and entertainment                                  7,489               (180)            35,582
Other                                                    19,578             23,240            139,856
                                                   -------------      -------------      -------------
     Total other operating expenses                     938,260            505,847          3,834,727
                                                   -------------      -------------      -------------

NET OPERATING LOSS                                     (914,794)          (537,201)        (3,537,204)
                                                   -------------      -------------      -------------

OTHER INCOME (EXPENSE):
Gain (loss) from litigation                              60,000                 --              4,000
Interest income                                           5,491                 --             41,702
Interest expense                                             --             (5,848)           (12,738)
                                                   -------------      -------------      -------------
     Total other income (expense)                        65,491             (5,848)            32,964
                                                   -------------      -------------      -------------

NET LOSS                                           $   (849,303)      $   (543,049)      $ (3,504,240)
                                                   =============      =============      =============

NET LOSS PER SHARE -  Basic and Diluted            $      (0.02)      $      (0.06)
                                                   =============      =============

Weighted Average Number of Shares Outstanding        41,961,158          8,677,144
                                                   =============      =============

See notes to financial statements.


                                                       MORGAN BEAUMONT, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                     STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                                                     For the period
                                                                                     For the            For the      July 10, 2000
                                                                                   three months      three months       (date of
                                                                                      ended              ended        incorporation)
                                                                                   December 31,      December 31,    To December 31,
                                                                                       2004              2003             2004
                                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $  (849,303)      $  (543,049)      $(3,504,240)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    9,553             4,468            71,603
       Amortization of intangible assets                                                2,213                --             8,848
       Stock based compensation and consulting                                         65,600           258,345         1,077,886
       Impairment of long lived assets                                                     --           153,190           196,344
       Forgiveness of indebtedness as a result of litigation settlement               (50,000)               --           (50,000)
    Changes in assets and liabilities, net:
        Decrease (increase)  in receivables                                           (21,321)           69,945           (27,185)
        Decrease (increase) in inventories                                            (54,037)           22,449           (54,037)
        Decrease (increase) in prepaid expenses and other assets                         (126)               94           (36,519)
        Increase (decrease) in accounts payable and accrued and other
        liabilities                                                                  (129,682)          (27,757)          234,165
                                                                                  ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (1,027,103)          (62,315)       (2,083,135)
                                                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (9,942)           (4,571)         (158,192)
    Purchase of assets from Typhoon Voice Technologies, Inc.                               --                --            (5,000)
                                                                                  ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (9,942)           (4,571)         (163,192)
                                                                                  ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under notes payable                                           --             3,912            97,912
    Repayments of notes payable                                                            --           (25,200)          (47,912)
    Collection of subscription receivable                                           1,089,177                --         2,060,228
    Proceeds from the issuance of common stock                                      1,425,000            57,000         1,735,063
                                                                                  ------------      ------------      ------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                                          2,514,177            35,712         3,845,291
                                                                                  ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,477,132           (31,174)        1,598,964

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        121,832            53,285                --
                                                                                  ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 1,598,964            22,111       $ 1,598,964
                                                                                  ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $        --             5,846       $    12,738
                                                                                  ============      ============      ============
Income taxes paid                                                                 $        --                --       $        --
                                                                                  ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
Purchase of Typhoon Voice Technology assets by issuance of stock                  $        --            70,000       $    70,000
                                                                                  ============      ============      ============
Common stock subscribed                                                           $        --                --       $ 2,969,000
                                                                                  ============      ============      ============
Increase in additional paid-in capital and deferred compensation from issuance
of stock options                                                                  $   133,000                --       $   133,000
                                                                                  ============      ============      ============

See notes to financial statements.

                              MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Morgan Beaumont, Inc., formerly known as Pan American Energy Corp ("PAEC"), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000,("we", "us", "our"), was incorporated under the laws of the state of Florida on July 10, 2000. Because we did not generate significant revenues through December 31, 2004, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, some of our accounting policies and procedures have not yet been established.

We are headquartered in Sarasota, Florida, and also have an office located in Temecula, California. Our primary products are the Morgan Beaumont ATM and Debit Cards, Morgan Beaumont Stored Value VISA cards and Morgan Beaumont Stored Value MasterCard which are re-loadable financial products primarily for the sub-prime credit market. We have been providing these cards to consumers in the sub-prime credit market sector since the third quarter of 2002. The sub-prime market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. We have also provided these products to third party companies for co-branding with their company name and logo, and marketing these products under our brand name.

On August 26, 2004, we consummated a merger and recapitalization with PAEC. From a legal perspective, PAEC is the surviving company and thus continues its public reporting obligations, however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer, and no goodwill or other intangible assets were recorded. As a result, the accompanying results of operations and cash flows for each of the periods prior to August 24, 2004 represent the results of operations and cash flows of the accounting acquirer (i.e. Morgan Beaumont, Inc.).

In connection with this transaction, we received a $3,000,000 note receivable from a PAEC stockholder. Through December 31, 2004, we had received $2,060,228 under this note, and in January 2005, we received an additional $297,991 under the note. In accordance with generally accepted accounting principles, the unpaid balance of the note as of January 31, 2005 has been reflected as a deduction from stockholders' equity, and the amount paid in January 2005 has been reflected as a current asset.

Immediately prior to the transaction, we reduced our outstanding shares via a reverse stock split whereby our outstanding shares were reduced at the rate of
7.8513 to one. In addition, on June 1, 2004, we amended our Articles of Incorporation to change the par value of common stock from $1.00 to $0.001. All references to the number of shares, and related par values, in the accompanying financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of our incorporation.

Basis of Presentation
---------------------

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of September 30, 2004 and for the periods ended September 30, 2004 and December 31, 2003 included in our Form 10-KSB filing.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements arise from our belief that the resolution of various contingencies will not materially impact our financial statements. In addition, the markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term.

Net Loss Per Share
------------------

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. During the periods when they would be anti-dilutive, common stock equivalents (consisting of common stock options) are not considered in the computations.

Stock - Based Compensation
--------------------------

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we continue to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents. We frequently maintain cash and cash equivalents balances in excess of federally insured limits. We have not experienced any losses in such accounts.

New Pronouncements
------------------

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. We have not yet definitively determined the effect that FAS 123 (R) will have on our financial statements, however we estimate that we will be required to record a minimum of $325,000 of stock based compensation expense as a result of this new statement.

NOTE B - GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we expect to have ongoing requirements for additional capital investment to implement our business plan. As such, our ability to continue as a going concern is contingent upon our ability to attain profitable operations by securing financing and implementing our business plan and successfully integrating another possible operating business. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. Since inception, our operations have been funded through private equity and debt financing, and we expect to continue to seek additional funding through private or public equity and debt financing. In connection with the merger discussed at Note A, we received a $3,000,000 note receivable from a stockholder that has a remaining balance of approximately $643,000 as of January 31, 2005. In addition, as discussed at Note C, during the current quarter, we raised $1,425,000 under a private placement of our common stock. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase. However, there can be no assurance that the funds we have in place will be adequate to meet our cash flow needs through December 31, 2005 or that we will be able to fund any cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - SIGNIFICANT CURRENT PERIOD EVENTS

Consulting Agreements
---------------------

Effective October 1, 2004, we entered into three consulting agreements having terms ranging from one to two years and terminable by either party on 30 days notice. As consideration for various services to be rendered, we have agreed to pay the consultants total monthly fees of (i) $14,000 during the period October 1, 2004 to September 30, 2005 and (ii) $6,000 for the period October 1, 2005 to September 30, 2006. In addition, we have granted 1,900,000 nonqualified stock options to these consultants, which options are exercisable at $0.20 per share and may be exercised on a cashless basis. Because the fair values of these options were estimated to be $0.27 per share on the date they were granted, we have estimated that we will recognize approximately $133,000 of stock based compensation expense over the terms of these consulting agreements. Approximately $16,600 of this amount has been reflected as stock based compensation in the current quarter and the remaining $116,400 has been deferred and is being amortized over the remaining terms of the consulting agreements.

Employment Agreements
---------------------

In October 2004, we obligated ourselves under non-cancelable employment agreements with certain officers. The significant terms of the agreements are as follows:

         o Chief Executive Officer - This officer is to receive base annual compensation of $185,000 for the year ending September 30, 2005, $205,000 for the year ending September 30, 2006 and $225,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $750 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, we agreed to grant him options to purchase 3,250,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs.

         o Chief Financial Officer (who subsequently became our Chief Operating Officer) - This officer is to receive base annual compensation of $165,000 for the year ending September 30, 2005, $180,000 for the year ending September 30, 2006 and $195,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $650 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, we agreed to grant him options to purchase 2,500,000 shares of our common stock at a price of $0.20 per share (a significant portion of such options served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $500,000, or an amount equal to 5.0% of any sale price in excess of $25,000,000 to him in the event a change in control occurs.

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004. Assuming a change in control does not occur (at which time all options would vest immediately), one half of the remaining options (or 1,437,500 options) vest on September 30, 2005 and one half on September 30, 2006. Because the option price was effectively the same as the trading value of our stock on the date the options were granted, we are not currently required to record any stock based compensation for the issuance of these options. However, as mentioned at Note A under Recent Pronouncements, SFAS 123R will ultimately result in us having to record stock based compensation in the future for any unvested options on the effective date of such statement.

We are also obligated under various other cancelable employment agreements, including one that requires us to pay one year's severance if we terminate the respective employee without cause. Future required payments for base compensation under all of the employment agreements discussed herein are approximately as follows:

      Years ending
      December 31,                                                 Amounts
      ------------                                               -----------
          2005                                                   $  489,000
          2006                                                      538,800
          2007                                                      315,000
                                                                 -----------

         Total                                                   $1,342,800
                                                                 ===========

Litigation Settlement
---------------------

On November 8, 2004, we settled certain litigation in which we were the plaintiff. As consideration for such settlement, we received forgiveness of notes payable totaling $50,000, cash of $10,000 and process management software certified for use by MasterCard International. The proceeds of the settlement have been included in other income in the accompanying December 31, 2004 statement of operations.

Other Option Issuances
----------------------

In addition to the options mentioned above, we have granted options to purchase 1,825,000 shares of our common stock to various employees at a price of $0.20 per share. Assuming a change in control does not occur (at which time all options would vest immediately) the options vest at various times through September 30, 2006. Because the option price was effectively the same as the trading value of our stock on the date the options were granted, we are not currently required to record any stock based compensation for the issuance of these options. However, as mentioned at Note A under Recent Pronouncements, SFAS 123R will ultimately result in us having to record stock based compensation in the future for any unvested options on the effective date of such statement.

We also granted options to purchase 700,000 shares of our common stock for $0.20 per share to the members of our Board of Directors as consideration for their service during the current fiscal year ending September 30, 2005). The options, which vested on the date of grant, had a fair value of approximately $0.27 each on the date they were granted; accordingly we have recorded $49,000 of stock based compensation expense during the current quarter as a result of the issuance of these options.

Private Placement of Stock
--------------------------

We completed a private placement of 7,125,000 of shares of our common stock (the "Shares) to certain accredited investors the (the "Purchasers") for $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the Purchasers.

The Purchasers received (i) certain anti-dilution protection entitling them to price adjustments in the event we sell shares for an effective price of less than $0.20 per share within one year from the date of the completion of the private placement, and (ii) the rights to participate in any subsequent filings for a specified period of time.

In addition, we have also agreed to file, by February 11, 2005, a registration statement with the SEC, covering the resale of (i) the Shares and (ii) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event. If we fail to timely perform our responsibilities relative to the registration of the Shares, we will be subject to various monetary penalties (as defined in the Private Placement Memorandum).

NOTE D - CONTINGENCIES

In the normal course of business, we are involved in certain litigation and other contingencies. In our opinion, these matters will not have a material effect on our financial position or results or operations.

NOTE E - SUBSEQUENT EVENTS

Consulting Agreements
---------------------

Effective January 1, 2005, we entered into a consulting agreement having a term of one year and terminable by either party on 30 days notice. As consideration for various services to be rendered, we have agreed to pay the consultant total monthly fees of (i) $10,000 for four months and (ii) $4,000 for the remaining eight months, and to issue 425,000 nonqualified stock options to him, which allow him to purchase a like number of shares of our common stock for $1.00 per share. The options are exercisable over the next year and may be exercised on a cashless basis. Because we anticipate that the fair value of these options is more than $1.00 per share, we expect that we will be required to recording stock based compensation expense as a result of the issuance of these options.

In addition, effective January 3, 2005, we have entered a consulting agreement with an attorney to handle certain HR issues, new employee orientation and the implementation of a new employee manual. As consideration for such services, we have agreed to pay him $500 per month for a period of twelve months and to issue 200,000 non-qualified stock options to him which allows him to purchase a like number of shares of our common stock for $.78 per share. The options are exercisable over the next year and may be exercised on a cashless basis. Because we anticipate that the fair value of these options is more than $.78 per share, we expect that we will be required to record stock based compensation expense as a result of the issuance of these options.

Lease Agreement
---------------

On January 10, 2005 we executed a three year lease agreement which will require monthly payments of approximately $11,500 per month commencing on March 1, 2005. The lease, which also requires us to pay all utility costs, contains a provision which allows us to renew the lease for two, three year terms.

Loan Receivable
---------------

On January 15, 2005, we loaned $202,000 to eChex, Inc. (the "Borrower"), an independent entity, to assist them with their working capital. The loan, which is secured by substantially all of the Borrower's assets, and the personal guaranty and 53% stock ownership of three of the Borrower's shareholders, bears interest at a fixed rate of 10% and is due in full, along with all accrued interest, on June 30, 2005.

Employment Agreements
---------------------

Our chief technical officer, resigned shortly after signing his new employment agreement, which could cause delays in technology roll out for the next quarter. As a result, we plan to negotiate an adjustment of his contract obtaining certain assurances from Mr. Smith protecting the Company from any release of proprietary information.

We entered into a two (2) year employment agreement with our new Chief Financial Officer pursuant to which he will receive an annual salary of $96,000 per year, as well as options to purchase 500,000 shares of common stock at $0.65 per share, vesting 133,334 as of January 1, 2005, vesting 166,666 as of December 31, 2005 and vesting 166,666 as of December 31, 2006. Because the option price was effectively the same as the trading value of our stock on the date the options were granted, we are not currently required to record any stock based compensation for the issuance of these options. However, as mentioned at Note A under Recent Pronouncements, SFAS 123R will ultimately result in us having to record stock based compensation in the future for any unvested options on the effective date of such statement.

Changes in Management Structure and Responsibilities
----------------------------------------------------

Ken Craig, formerly the Chief Financial Officer has been named Chief Operating Officer; Theodore Misiewicz, formerly Vice President of Finance, has been promoted to Chief Financial Officer in place of Mr. Craig. Andrew Neitlich, who was the Director of Marketing, has been promoted to Vice President of Operations. Mr. Neitlich will continue to oversee the company's Marketing efforts in addition to his new responsibilities.

Change in Board of Directors Membership
---------------------------------------

On February 3, 2005, Rod Braido resigned from the board. Remaining members of the board subsequently appointed Theodore Misiewicz to the Board and to complete the remainder of Mr. Braido's term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
--------------------------

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements Morgan Beaumont's (Formerly Pan American Energy Corporation) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Morgan Beaumont files with the SEC, including Morgan Beaumont's Annual Report on Form 10-KSB for the year ended September 30, 2004. These factors may cause Morgan Beaumont's actual results to differ materially from any forward-looking statement. Morgan Beaumont disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this annual report, the terms "we", "us", "our", "MBI", "Morgan Beaumont", and the "Company" mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

OVERVIEW
--------

The Company's primary products and services include: two re-loadable financial products for the sub prime credit market and an interactive voice response activation system and Customer Relationship Management technology ("CRM"). Debit Cards, Stored Value Cards and the processing of transactions related thereto are the primary card products. With the technology of Typhoon Voice Technology, subsequently acquired by the Company on December 31, 2003, the Company has been providing these two cards to consumers in the sub-prime credit market sector since the third quarter of 2002.

The Company was originally formed as Pan American Energy Corp. ("Pan American" or "PAEC") incorporated under the laws of Nevada on May 26, 2000.

On May 10, 2004, Pan American entered into a Merger Agreement with former Morgan Beaumont, Inc., a Florida corporation ("Morgan Beaumont"), which became effective with the State of Nevada as of August 6, 2004 (the "Merger"); however, the Merger was not completed until August 26, 2004. Morgan Beaumont merged with and into Pan American, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc., a Nevada corporation. The business of the Company changed from oil and gas exploration and development to the business of Morgan Beaumont, as described in this Report.

PLAN OF OPERATIONS

Information prior to August 26, 2004, the effective date of the Merger, related exclusively to Pan American, has been omitted. From a legal perspective, Pan American is the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, Morgan Beaumont is treated as though it acquired Pan American. Therefore, all financial information presented in this 10QSB includes Morgan Beaumont's standalone results from the period July 10, 2000 (date of incorporation) to December 31, 2004.

The Company changed its year end from December 31 to September 30. As a result of this change, information contained herein is for the quarterly period ended December 31, 2004, and the three months ended December 31, 2003.

In the first fiscal quarter of 2005 ended December 31, 2004, management's operational goals were to restructure our equity note receivable due to funding delays, raise additional capital of at least one million dollars, bolster the infrastructure of the Company by hiring individuals with significant experience in areas that complemented current management's experience and capabilities, and to begin an incremental increase in the Company's points of presence ("POPS") which are key for the Company's future success.

The Company was successful in the note restructure and has received $1,089,177 in funding from that note in addition to $5,493 of interest. The Company raised $1,425,000 in a private placement of 7,125,000 share of stock.

The Company added outside Board Members and set up committees with the addition of Ben Bond and VL "Brother" Sandifer, joining Mark Brewer as an outside director and these Directors forming a Compensation and Audit Committee.

The Company filled key operational positions in December by hiring Angie Gerena as Director of Sales. The Company also signed contracts in December with Theodore Misiewicz as Vice President Finance, Andrew Neitlich as Director of Marketing, and Loreen Rua as Vice President Product and Project Implementation These new hires began work on January 1, 2005. Late in January the Company added Celeste Brey as its Vice President of Engineering; she began work on January 24, 2005. The Company also engaged Cascade Partners business consultants and Scott Christie as a Financial and Intuitional Investor Relations consultant. The Company signed a sale and distribution agreement with IPrepay for the sale and distribution of ATM and Debit Cards. The Company shipped it first order to IPrepay in Dec 2004.

The Company successfully negotiated new employment contracts with the executive officers of the Company which, among other things, cancelled anti-dilution provisions previously controlled in the employment agreements for Cliff Wildes and Ken Craig in exchange for options.

RESULTS OF OPERATIONS

In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management of the Company, the Company and its activities from its inception through December 31, 2004 fall within the referenced guidelines. Accordingly, the Company has reported its activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

SALES AND REVENUES - Revenues for the three months ended December 31, 2004 and three months ended December 31, were $41,200 and $1,163, respectively. Revenue in the quarter ended December 31, 2004 reflected the initial shipments of the Company's new card programs of $30,150 and transaction and setup fees of $11,050. Transaction fees from the use of the newly shipped cards will not begin to be realized until the second fiscal quarter. During the quarter ended December 31, 2003, the Company experienced returns and little revenue due to the cancellation of its existing programs. Cost of Sales for the three months ended December 31, 2004 and December 31, were $17,734 and $32,517, respectively. Cost of goods sold in 2004 related primarily to the issuance of the new cards, while in 2003 cost of goods sold was related primarily to the disposition of inventories as a result of technological obsolescence.

At December 31, 2004, the Company had approximately 16,000 POPS active in the United States. During the remaining quarter of fiscal year 2005, the Company intends to expand the number of access points; the Company has in place contracts that management believes have the potential to grow its access points to over 100,000 POPS. These POPS will now sell or load (or both) debit/ATM and stored value hologram cards to the public.

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

Hosting and Licensing Fees are charged for the use of proprietary Morgan Beaumont technology. In a Hosted Agreement, the customer is not required to purchase the technology, but only pay transaction fee for each use. These fees are defined in a service agreement with the customer that stipulates a minimum monthly fee for the use of the technology and is typically a 2-year term. In a licensing agreement, the customer pays a fee for each product sold, (the product can be sold under the Morgan Beaumont brand, or can be private labeled for the customer) and also pays for any minor changes to the technology required to meet the specific market the customer wishes to address. Transaction fees are derived from the use and loading of cash of for ATM, Debit or Stored Value Cards and monthly maintenance fees associated with keeping ATM, debit or Stored Value Cards active.

OTHER OPERATING EXPENSES - Other operating expenses for the three months ended ("the quarter") December 2004 and 2003, were $938,260 and $505,847, respectively. The Company's activity in preparing products for release as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses. These expenses included non-cash expenses of approximately $77,400 and $416,000, respectively. Of these operating expenses, the Company expensed as stock based compensation, $65,600 and $258,345, in the quarter ended December 31, 2004 and 2003 respectively, as well as other employee compensation of $567,390 and $57,037 in 2004 and 2003 respectively. The cash position of the Company in 2003 dictated the more extensive use of stock based compensation; in the quarter ended December 31, 2004 compensation shifted to cash based because of liquidity. Other professional fees incurred in the quarters ended December 31, 2004 and 2003, were $208,339 and $4,566, respectively. The increase in other professional fees is primarily attributable to legal and accounting fees related to external reporting and completion of certain agreements and contracts, as well as the Company's improved cash position which allowed the Company to compensate consultants in cash in lieu of stock issuances. The Company did not record any impairment of long lived assets during the quarter ended December 31, 2004 compared to $153,190 in the quarter ended December 31, 2003. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market. Management believes that as it educates consumers, retailers and competitors, there will be an opportunity to license Morgan Beaumont's technology and processes which could become the industry standard.

LOSS FROM OPERATIONS - During the nine months ended December 31, 2004 and 2003, the Company sustained a net loss of approximately $849,303 and $543,049 respectively. Operating results were hampered in the first fiscal quarter of 2005 because of the expenses related to the efforts in preparing for the release of its new product as well as the hindrance on revenue by not having the new products to ship. The new products began limited shipment during late December 2004 and will begin to increase in the second fiscal quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

From inception to December 31, 2004, the Company generated cash from investing activities of $3,845,291. This amount arose primarily from sales of the Company's common stock, and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. The Company has used a significant portion of this capital to fund cash outflows for operating and investing activities of approximately $2,083,200 and $163,000, respectively, and as of December 31, 2004, the Company currently has cash on hand of approximately $1,598,000. Management believes this cash, as well as future cash to be received under the note receivable from the stockholder and cash generated from sales of our products will be sufficient to operate the Company for the next twelve months. However, there is no assurance that the Company will not require additional resources in the future or that it will be able to obtain financing in the amount required or terms satisfactory to the Company, since the Company has not attained profitable operations and is dependent upon obtaining financing to pursue its plan of operations.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, (the date of the Company's year ended) and updated that evaluation as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of its Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings.

Based on the evaluation, management concluded that there are certain deficiencies or material weaknesses that need to be addressed. In connection with this matter, management is currently undertaking certain actions that it anticipates will ultimately improve the Company's reporting and disclosure controls and procedures. These deficiencies include, but are not limited to the following:

         o Deficiencies related to inadequate or ineffective policies for documenting, recording and disclosing transactions.

         o Deficiencies related to the internal control environment. The Company has determined that it had deficiencies due to inadequate staffing in its accounting department. The Company hired a Vice President of Finance on January 1, 2005 and promoted him to Chief Financial Officer, effective February 1, 2005. The Company expects with the addition of more accounting personnel and improvement of policies and procedures, these deficiencies will continue to be reduced and eliminated throughout the remainder of 2005.

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

During the three months ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting. An Accounting Policy and Procedures Manual has been drafted to address many of the internal control issues related to financial reporting and is currently being implemented. The Company feels the Financial Reporting issues are being addressed and will improve in subsequent quarters of fiscal 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 29, 2004. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB. The Company does not believe the resolution of these matters will have a material adverse effect on its financial position or results of operations. Since the effective date of the Annual Report, the Company has entered into settlement agreements described in Item 5 below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES - The Company completed a private placement of 7,125,000 of shares of its common stock (the "Shares) to certain accredited investors the (the "Purchasers") for an aggregate offering price of $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and among the Company and the Purchasers. The issuance of shares of common stock of the Company under the merger was done without registration under the Securities Act of 1933, as amended, or qualification under the securities or "blue sky" laws of any jurisdiction. The issued shares of common stock bear a restrictive legend stating that the securities have not been registered under the Securities Act of 1933 and set out the restrictions on transferability and sale of the securities.

The exemption which the Company relied on to issue the common stock in the private placement was Rule 506 of Regulation D of the Securities Exchange Act. Rule 506 requires the Company to inform unaccredited investors about the lack of registration and resale restrictions of these securities and to provide these investors with certain information about the Company which includes financial and other information.

The Company is obligated to register the shares issued in the private placement by filing a registration statement within 45 days of the filing of the Company's annual report filed on Form 10-KSB. If the registration statement is not effective within 120 days of the date it is filed, the Company is required to pay the purchasers of the shares a penalty of 1% of the value they paid in the first month and 1.5% each month thereafter until the registration statement is effective. The offering terms also provide that the purchasers also received certain preemptive rights on subsequent offerings within one year of the effective date of the registration statement and anti dilution provisions that are triggered in the event the Company issues shares for less than $0.20 per share.

USE OF PROCEEDS - The Company used the proceeds of the private placement for general working capital. The Company did not use a broker in the private placement and did not pay any fees, commissions, discounts or costs in the offer or sale of the securities. The stock purchase agreement, registration rights agreement and all documents utilized in the private placement are filed within the Company's report on Form 8-K dated December 7, 2004 and are incorporated herein by this reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the three months ended December 31, 2004.

ITEM 5. OTHER INFORMATION.

Facilities
----------

NEW OFFICE LEASE FOR HEADQUARTERS FOR COMPUTER HARDWARE AND SOFTWARE DEVELOPMENT
- The Company has established its headquarters for computer hardware and software development located in a 10,125 square foot facility at 6015 31st Street East, Bradenton, Florida 34203. This facility is leased with a base monthly rent of $8,937.50, plus an estimated monthly additional rent charge in the amount of $1,814.06, plus sales tax of $698.85 for a total of $11,450.41 per month. The lease expires on January 31, 2008.

Distribution Agreements
-----------------------

Amendment to Distribution Agreement with Secure Cash Network, Inc.- As of November 2, 2004, the Company amended its distribution agreement with Secure Cash Network, Inc. ("SCN") dated as of June 15, 2004, in order to update card pricing due to changing market conditions. The Company entered into an agreement with SCN to distribute prepaid stored value cards issued by First Federal Bank of Roswell, N.A. at and from the Company's dealer locations.

Agreement with Urban Networks, Inc. - On October 22, 2004, the Company entered into an agreement with Urban Networks, Inc. to distribute Morgan Beaumont branded Visa/ Master Card Hologram Stored Value Card.

Agreement with Radiant/ IPrepay - On September 29, 2004, the Company entered into an agreement with IPrepay, Inc., a subsidiary of Radiant Holdings, Inc., to distribute Morgan Beaumont branded Non-Hologram Stored Valued Card-ATM Card, upgradeable by the end user to a Hologram Stored Value ATM-Card usable and loadable at over 10,000 retail load stations.

Agreement with Advantage Financial Services - On September 18, 2004, the Company entered into an agreement with Advantage Financial Services to distribute
Morgan Beaumont branded Non-Hologram Stored Valued Card-ATM Card, upgradeable by the end user to a Hologram Stored Value ATM-Card usable and loadable at over 10,000 retail load stations.

Agreement with eCHEX Acosta - On November 26, 2004, the Company entered into an agreement with eChex, Inc. ("eChex") to provide in-support for Morgan Beaumont Privately Labeled Non-Hologram Stored Value Card-ATM Card and Morgan Beaumont Privately Labeled Hologram Stored Value Card-ATM Card, which are privately labeled as the "eChex" cards. Pursuant to a Loan and Security Agreement with eChex, the Company became a party to a Broker-Client Agreement among Acosta, Inc., eChex, Inc. and the Company, pursuant to which Acosta will provide in-store support for Morgan Beaumont Privately Labeled Non-Hologram Stored Value Card-ATM Card and Morgan Beaumont Privately Labeled Hologram Stored Value Card-ATM Card, which are privately labeled as the "eChex" cards. The Company is currently determining whether it will deliver products through eChex, or directly to the national retail stores selling the eChex cards. The Company expects to make this determination in its second fiscal quarter. There exists the possibility that during the anticipated rollout of the first 160,000 packages of eChex cards into the retail channels, there could be a delay in the Company's second quarter revenue from these cards until early in the Company's third quarter. This delay could be due to the logistics of producing and packaging the cards for the stores. The Company is working diligently to stay on the schedule as outlined in the Acosta, Morgan Beaumont and eChex Agreement.

Employment Agreements
---------------------

The Company has negotiated various employment agreements with numerous employees that are generally cancelable upon 30 days notice. In addition, the Company renegotiated the following employment agreements which are either non-cancelable (in the case of Mr. Wildes and Mr. Craig), or require us to pay one-year's severance (in the case of Mr. Jensen):

Clifford Wildes - The Company entered into a three (3) year employment agreement with Cliff Wildes pursuant to which he will receive an annual salary of $185,000 for the first year, $205,000 for the second year and $225,000 for the third year. Mr. Wildes will receive options to purchase 3,250,000 shares of common stock at $0.20 per share, vesting 1,625,000 as of October 1, 2004, vesting 812,500 as of September 30, 2005, and vesting 812,500 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). He will also receive a $750 per month automobile reimbursement, a performance-based bonus and bonus upon sale of the Company and certain medical and other benefits. Mr. Wildes also received a signing bonus of $75,000 in exchange for the cancellation of certain benefits and protections set forth in his prior employment agreement. The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs. A copy of this agreement is attached as Exhibit 9.1 to the Company's report on Form 10-KSB filed with the SEC on December 29, 2004.

Kenneth Craig - The Company entered into a three (3) year employment agreement with Ken Craig pursuant to which he will receive an annual salary of $165,000 for the first year, $180,000 for the second year and $195,000 for the third year. Mr. Craig will receive options to purchase 2,500,000 shares of common stock at $0.20 per share, vesting 1,250,000 as of October 1, 2004, vesting 625,000 as of September 30, 2005, and vesting 625,000 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). Mr. Craig will also receive a $650 per month automobile reimbursement, a performance-based bonus and bonus upon sale of the Company and certain medical and other benefits. Mr. Craig also received a signing bonus of $75,000 in exchange for the cancellation of certain benefits and protections set forth in his prior employment agreement. The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $500,000, or an amount equal to 5.0% of any sale price in excess of $25,000,000 to him in the event a change in control occurs. A copy of this agreement is attached as Exhibit 9.2 to the Company's report on Form 10-KSB filed with the SEC on December 29, 2004.

Erik Jensen - The Company entered into a two (2) year employment agreement with Erik Jensen pursuant to which he will receive an annual salary of $125,000 for the first year and $145,000 for the second year. Mr. Jensen will receive options to purchase 750,000, shares of the common stock at $0.20 per share, vesting 250,000 as of October 1, 2004, vesting 250,000 as of September 30, 2005, and vesting 250,000 as of September 30, 2006. Mr. Jensen will also receive a signing bonus of $15,000, a performance-based bonus and a bonus upon sale of the Company and certain medical and other benefits. If Mr. Jensen is terminated without cause, he will be paid in full for all pay, benefits, overrides, commission, vacation pay, personal days, bonus and stock or options. Mr. Jensen will also be paid a twelve-month severance package. In the event the Company is sold Mr. Jensen receives a bonus of $250,000 in addition to any other monies he is due. A copy of this agreement is attached as Exhibit 9.3 to the Company's report on Form 10-KSB filed with the SEC on December 29, 2004.

Settlement Agreements
---------------------

ICyberdata Technology, Inc. v. Morgan Beaumont, Inc. - On October 22, 2004, the Company had reached a settlement with ICyberdata Technology, Inc. ("IDT") pursuant to which a previous shareholder of the Company transferred to IDT a total of 50,000 shares of the Company's unrestricted common stock. The investment group headed by Paul Marshall agreed to provide the stock directly to IDT in order to resolve the dispute at no expense to the Company or its other shareholders.

TASQ Technology, Inc. v. Morgan Beaumont, Inc. Case No. 2004-CC-000097NC - This action was voluntarily dismissed with prejudice in the county court of the twelfth judicial circuit in Sarasota County, Florida, pursuant to which the Company shall pay to TASQ Technology, Inc. ("TASQ") a sum of $3,000 in full settlement of all claims by TASQ against the Company.

Amendment of Note Agreement with Paul Marshall
----------------------------------------------

The former controlling shareholders of Pan American defaulted on certain provisions of the Merger Agreement. As a means to cure the default, the Company and Paul Marshall agreed that Mr. Marshall would transfer of approximately 1,000,000 shares from the former controlling shareholders to the original shareholders of Morgan Beaumont. Copies of this Agreement were filed with and described in the Company's 8-K dated December 7, 2004 and are incorporated herein by this reference.

Delays in Technology Rollout
----------------------------

Due to delays in hiring employees and the departure of Mr. Jim Smith as the Company's Chief Technical Officer, there is a possibility that the Company's technology rollout may be delayed. Technology rollouts which are delayed will be rolled out approximately within the following month.

License Requirements
--------------------

The Company has been advised that it will need to obtain state licenses in each state in which it loads cards. Currently, approximately 40 states have adopted licensing schemes with which the Company will have to qualify. The Company has formed a subsidiary limited liability company in the state of Florida to apply for and hold the licenses. The Company has been advised that it will need to pay fees of between $500 and $5,000 per state and post a bond of between $1,000 and $1,000,000 per state and meet certain net worth criteria. It is expected that this process will be costly and complex and will take at least nine months to secure licenses in all 40 states and that the remaining states will ultimately adopt their own licensing requirements that the Company will be required to meet.

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

         (1) Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

On October 4, 2004, the Company filed a Report on Form 8-K announcing under Item
1.01 of that report the entry into a definitive agreement, under Item 2.01 of that report the acquisition or distribution of assets, under Item 4.01 of that report the changes in the Company's certifying accountant, under Item 5.01 of that report the changes in control of Registrant, under 5.02 of that report the resignation of directors, under Item 5.03 of that report the change in fiscal year, under Item 8.01 of that report other events, and under Item 9.01 the Financial Statements of the Company.

On October 12, 2004, the Company filed a Report on Form 8-K announcing under
Item 1.01 of that report, outstanding note payments due to the Company, and under Item 8.01 of that report other events.

On October 27, 2004, the Company filed a Report on Form 8-K announcing under
Item 3.01 of that report, unauthorized listing and trading of securities, under
Item 3.03 of that report, certain stop transfer, under Item 5.02 of that report the additions to the Board of Directors and formation of compensation and audit committees, and under Item 8.01 of that report other events, as more particularly described therein.

On December 7, 2004, the Company filed a Report on Form 8-K announcing under
Item 1.02 of that report, the amendment of note agreement with Paul Marshall, under Item 5.02 of that report, the additions to the Company's Board of Directors, under Item 7.01 of that report the consummation of common stock private placement and under Item. 8.01 the renegotiation of employment contracts with Cliff Wildes and Kenneth Craig, the Consulting Agreement with Scott Christie and Andrew Neitlich and a partial settlement on the First National Bank of Central Texas case.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORGAN BEAUMONT, INC.

Date:   February 8, 2005                  By:  /S/ CLIFFORD WILDES
                                               -------------------
                                               Clifford Wildes, Chief Executive
                                                 Officer, Treasurer and Director