Form 10QSB
period 2005-03-31
MORGAN BEAUMONT INC
filed 2005-05-10
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ________to________

                        Commission File Number 000-33389

                              MORGAN BEAUMONT, INC.
                              ---------------------
        (Exact name of small Business Issuer as specified in its charter)

                  NEVADA                                     65-1071956
                  ------                                     ----------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)

          6015 31ST STREET EAST
            BRADENTON, FLORIDA                                  34203
            ------------------                                  -----
          (Address of principal                              (Zip Code)
            executive offices)

         Issuer's telephone number,                       (941) 753-2875
          including area code:                            --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,150,017 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 31, 2005.

--------------------------------------------------------------------------------

                                             MORGAN BEAUMONT, INC.
                                        A DEVELOPMENT STAGE ENTERPRISE
                                        ------------------------------

                                               TABLE OF CONTENTS
                                               -----------------

                                                                                                      PAGE NO.
                                                                                                      --------

PART I - FINANCIAL INFORMATION
------------------------------

      ITEM 1. FINANCIAL INFORMATION:

              Balance Sheet as of March 31, 2005                                                          3

              Statements of Operations for the three and six months ended March 31,
                 2005 and 2004, and the period July 10, 2000 (date of incorporation)
                 to March 31, 2005                                                                        4

              Statements of Cash Flows for the three and six months ended March 31,
                 2005 and 2004, and the period July 10, 2000 (date of incorporation)
                 to March 31, 2005                                                                        5

              Notes to Financial Statements                                                               6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                                 14

              Forward Looking Statements                                                                 14

              Overview                                                                                   14

              Plan of Operations                                                                         15

              Results of Operation                                                                       16

              Liquidity & Capital Resources                                                              19

      ITEM 3: CONTROLS AND PROCEDURES.                                                                   19

PART II - OTHER INFORMATION                                                                              20
---------------------------

      ITEM 1. LEGAL PROCEEDINGS                                                                          20

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                21

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        21

      ITEM 5. OTHER INFORMATION                                                                          21

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                           26

SIGNATURES                                                                                               27


                                                      2

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                                  BALANCE SHEET
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $     1,163,872
   Accounts receivable (net of allowance for doubtful
    Accounts of $0.00)                                                 181,391
   Interest receivable                                                  45,042
   Inventory                                                            63,355
   Prepaid expenses and other current assets                             2,950
                                                               ---------------
         Total current assets                                        1,456,610

PROPERTY AND EQUIPMENT - NET                                           219,348

OTHER ASSETS                                                            80,975
                                                               ---------------

TOTAL                                                          $     1,756,933
                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
   Accounts payable and accrued liabilities                    $       282,713
                                                               ---------------

STOCKHOLDERS' EQUITY:
   Common stock - $0.001 par value: 150,000,000 shares
     authorized; 47,150,017 shares issued and outstanding               47,150
   Additional paid-in capital                                        6,327,239
   Deferred stock compensation                                        (256,333)
   Deficit accumulated during the development stage                 (4,643,836)
                                                               ---------------
         Total stockholders' equity                                  1,474,220
                                                               ---------------

  TOTAL                                                        $     1,756,933
                                                               ===============

--------------------------------------------------------------------------------

See notes to financial statements.

                                                        MORGAN BEAUMONT, INC.
                                                        ---------------------
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                  --------------------------------

                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                 For the          For the                                           For the period
                                                  three            three           For the          For the          July 10, 2000
                                                  months           months         six months       six months         (date of
                                                  ended            ended            ended            ended          incorporation)
                                                 March 31,        March 31,        March 31,        March 31,             to
                                                   2005             2004             2005             2004          March 31, 2005
                                               ------------     ------------     ------------     ------------     ----------------

REVENUES (NET OF RETURNS AND ALLOWANCES)       $    149,838     $     24,697     $    191,038     $     25,860     $        783,583

COST OF REVENUES                                     79,508              777           97,242           33,294              415,730
                                               ------------     ------------     ------------     ------------     ----------------

GROSS PROFIT (DEFICIENCY)                            70,330           23,920           93,796           (7,434)             367,853
                                               ------------     ------------     ------------     ------------     ----------------

OTHER OPERATING EXPENSES:
Stock based compensation and
  consulting fees                                   112,917            4,800          178,517          263,145            1,190,803
Impairment of assets                                202,000               --          202,000          153,190              398,344
Other employee compensation and benefits            494,622          154,661        1,062,012          211,698            2,137,127
Other professional and consulting fees              247,703            3,035          456,042            7,601              639,737
Selling and marketing                                34,904              376           60,509            4,155              156,090
Occupancy and equipment                              52,743           22,278           97,002           28,148              282,077
Travel and entertainment                             25,575              361           33,064              181               61,157
Other                                                45,288            8,693           64,866           31,933              185,144
                                               ------------     ------------     ------------     ------------     ----------------
     Total other operating expenses               1,215,752          194,204        2,154,012          700,051            5,050,479
                                               ------------     ------------     ------------     ------------     ----------------

NET OPERATING LOSS                               (1,145,422)        (170,284)      (2,060,216)        (707,485)          (4,682,626)
                                               ------------     ------------     ------------     ------------     ----------------

OTHER INCOME (EXPENSE):
Gain (loss) from litigation                              --               --           60,000               --                4,000
Interest income                                       5,837               --           11,330               --               47,539
Interest expense                                        (11)          (2,095)             (13)          (7,943)             (12,749)
                                               ------------     ------------     ------------     ------------     ----------------
     Total other income (expense)                     5,826           (2,095)          71,317           (7,943)              38,790
                                               ------------     ------------     ------------     ------------     ----------------

NET LOSS                                       $ (1,139,596)    $   (172,379)    $ (1,988,899)    $   (715,428)    $     (4,643,836)
                                               ============     ============     ============     ============     ================

NET LOSS PER SHARE -  Basic and Diluted        $      (0.02)    $      (0.02)    $      (0.04)    $      (0.10)
                                               ============     ============     ============     ============

Weighted Average Number of Shares
   Outstanding                                   47,150,017      10,308,000       44,527,077       12,296,000
                                               ============     ============     ============     ============

------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                                                                 4

                                                    MORGAN BEAUMONT, INC.
                                                    ---------------------
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                               --------------------------------

                                                   STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                       For the             For the          For the period
                                                                      six months          six months        July 10, 2000
                                                                        ended               ended              (date of
                                                                       March 31,           March 31,         incorporation)
                                                                         2005                2004          to March 31, 2005
                                                                   ---------------     ---------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $    (1,988,899)    $      (715,428)    $      (4,643,836)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                        15,341               9,187                77,391
       Amortization of intangible assets                                     4,425               2,213                11,060
       Stock based compensation and consulting                             178,517             263,145             1,190,803
       Impairment of long lived assets                                     202,000             153,190               398,344
       Forgiveness of indebtedness as a result of litigation
         settlement                                                        (50,000)                 --               (50,000)
   Changes in assets and liabilities, net:
       Decrease (increase) in receivables                                (180,991)             67,925              (186,855)
       Decrease (increase) in inventories                                  (63,355)             22,449               (63,355)
       Decrease (increase) in prepaid expenses and other assets            (82,687)                 80              (119,080)
       Increase (decrease) in accounts payable and accrued and
         other liabilities                                                (112,131)           (136,120)              251,715
                                                                   ---------------     ---------------     -----------------
NET CASH USED IN OPERATING ACTIVITIES                                   (2,077,780)            (61,119)           (3,133,813)
                                                                   ---------------     ---------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (132,129)             (8,773)             (280,378)
   Notes Receivable                                                       (202,000)                 --              (202,000)
   Purchase of assets from Typhoon Voice Technologies, Inc.                     --              (5,000)               (5,000)
                                                                   ---------------     ---------------     -----------------
NET CASH USED IN INVESTING ACTIVITIES                                     (334,129)            (13,773)             (487,378)
                                                                   ---------------     ---------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under notes payable                                 --               3,912                97,912
   Repayments of notes payable                                                  --             (25,200)              (47,912)
   Collection of subscription receivable                                 2,028,949                  --             3,000,000
   Proceeds from the issuance of common stock                            1,425,000              57,000             1,735,063
                                                                   ---------------     ---------------     -----------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                               3,453,949              35,712             4,785,063
                                                                   ---------------     ---------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,042,040             (39,180)            1,163,872

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             121,832              53,285                    --
                                                                   ---------------     ---------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     1,163,872              14,105     $       1,163,872
                                                                   ===============     ===============     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                   $            13               5,846     $          12,738
                                                                   ===============     ===============     =================
   Income taxes paid                                               $            --                  --     $              --
                                                                   ===============     ===============     =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
   Purchase of Typhoon Voice Technology assets by issuance
     of stock                                                      $            --              70,000     $          70,000
                                                                   ===============     ===============     =================
   Common stock subscribed                                         $            --                  --     $       2,969,000
                                                                   ===============     ===============     =================
   Increase in additional paid-in capital and deferred
     compensation from issuance of stock options                   $       385,850                  --     $         385,850
                                                                   ===============     ===============     =================

-----------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                                                              5

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Morgan Beaumont, Inc. ("we", "us", "our", the "Company") was incorporated under the laws of the state of Florida on July 10, 2000, formerly known as Pan American Energy Corp ("PAEC"), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000, Because the Company did not generate significant revenues through March 31, 2005, it is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, some of the Company's accounting policies and procedures have not yet been established.

The Company is headquartered in Bradenton, Florida, and also has an office located in Temecula, California. The Company's primary products are the Morgan Beaumont ATM and Debit Cards, Morgan Beaumont Stored Value VISA cards and Morgan Beaumont Stored Value MasterCard which are re-loadable financial products primarily for the sub-prime credit market. The Company has been providing these cards to consumers in the sub-prime credit market sector since the third quarter of 2002. The sub-prime market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. The Company has also provided these products to third party companies for co-branding with their company name and logo, and marketing these products under our brand name.

On August 26, 2004, the Company consummated a merger and recapitalization with PAEC. From a legal perspective, PAEC is the surviving company and thus continues its public reporting obligations, however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby the Company was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. As a result, the accompanying results of operations and cash flows for each of the periods prior to August 24, 2004 represent the results of operations and cash flows of the accounting acquirer (i.e. Morgan Beaumont, Inc.).

In connection with this transaction, the Company received a $3,000,000 note receivable from a PAEC representative of a shareholder group. Through March 31, 2005, the Company had received complete payment of the principal amount of the note. Approximately $45,000 of interest remained outstanding under this note.

Immediately prior to the transaction, the Company reduced its outstanding shares via a reverse stock split whereby its outstanding shares were reduced at the rate of 7.8513 to one. In addition, on June 1, 2004, the Company amended its Articles of Incorporation to change the par value of common stock from $1.00 to

$0.001. All references to the number of shares, and related par values, in the accompanying financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of our incorporation

Basis of Presentation
---------------------

The Company's accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of September 30, 2004 and for the periods ended September 30, 2004 and December 31, 2003 included in our Form 10-KSB filing.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions the Company is required to make. Estimates that are critical to the accompanying financial statements arise from the Company's belief that all receivables and long-lived assets are recoverable and that the resolution of various contingencies will not materially impact its financial statements. In addition, the markets for the Company's products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company's estimates could change in the near term.

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

Stock - Based Compensation
--------------------------

The Company accounts for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation." It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Until such time that the Company is required to apply SFAS 123 (R) (see "Recent Pronouncements"), as permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of accounts receivable cash and cash equivalents. The Company frequently maintains cash and cash equivalents balances in excess of federally insured limits. The Company has not experienced any losses in such accounts.

With respect to accounts receivable, approximately 89% of our accounts receivable arise from four customers, and these customers accounted for approximately 84% of the Company's revenues during the six months ended March 31, 2005.

New Pronouncements
------------------

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. The Company will be required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the Company, as a Small Business filer, with the start of the 2007 fiscal year. The Company has not yet definitively determined the effect that FAS 123
(R) will have on its financial statements; however, the Company believes the effect will be immaterial based on currently outstanding employee options.

NOTE B - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its inception, and has experienced and continues to experience negative cash flows from operations. In addition, the Company expects to have ongoing requirements for additional capital investment to implement its business plan As such, the Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing it's business plan and successfully integrating another possible operating business. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, the Company's operations have been funded through private equity and debt financing, and the Company expects to continue to seek additional funding through private or public equity and debt financing. Finally, the Company expects that operating revenues from the sales of its products and other related revenues will increase. However, there can be no assurance that the funds the Company has in place will be adequate to meet its cash flow needs through March 31, 2006 or that the Company will be able to fund any cash shortfalls through additional debt or equity capital and/or any cash generated by its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SIGNIFICANT EVENTS DURING THE QUARTER ENDED MARCH 31, 2005

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

Change in Board of Directors Membership
---------------------------------------

On February 3, 2005, Rod Braido resigned from the board. Remaining members of the board subsequently appointed Theodore Misiewicz to the Board for and in replacement of Mr. Braido and will serve a one year term. Biographical information for Mr. Misiewicz is set forth in Item 5 below.

Lease Agreement
---------------

On January 10, 2005, the Company executed a three year lease agreement which will require monthly payments of approximately $11,500 per month commencing on March 1, 2005. The lease, which also requires the Company to pay all utility costs, contains a provision which allows it to renew the lease for two, three year terms. Rent expense under all operating leases approximated $29,500 and $11,023 during the respective quarters ended March 31, 2005 and 2004

Loan Receivable
---------------

On January 15, 2005, the Company loaned $202,000 to eChex, Inc. ("eChex"), an independent entity, to assist them with their working capital needs. The loan, which is secured by substantially all of the Borrower's assets, and the personal guaranty and 53% stock ownership of three of the Borrower's shareholders, bears interest at a fixed rate of 10% and was due in full, along with all accrued interest, on March 30, 2005. Subsequent to March 31, and in exchange for mutual releases related to the Company's customer Acosta, the Company has extended the due date of the note to September 30, 2005 and released the personal guaranties. The Company considers the collectibility of this note to be doubtful and has therefore considered the asset 100% impaired as of March 31, 2005.

2005 Options Issued to Employees
--------------------------------

The Company granted 1,315,000 to various employees at option prices equal to the trading value of its stock on the date the options were granted (subsequently and before March 31, 2005, 500,000 of these options were canceled when an employee left the employ of the Company). Accordingly, the Company is not currently required to record any stock based compensation for the issuance of these options. However, as mentioned at Note A under Recent Pronouncements, the adoption of SFAS 123 (R) may ultimately result in the Company having to record stock based compensation as a result of the issuance of these options.

Resignation of James Smith
--------------------------

On January 4, 2005, James Smith resigned as CTO of the Company.

Consulting Agreements
---------------------

James Christiansen
------------------
Effective January 1, 2005, the Company entered into a consulting agreement with James Christiansen to chair the Company's Security and Compliance Committee and assist in the drafting of the Company's security procedures including advising and assisting the Company in developing and implementing appropriate plans and security procedures for it load network development. The agreement has a term of one year and terminable by either party on 30 days notice. As consideration for various services to be rendered, the Company has agreed to pay the consultant total monthly fees of (i) $10,000 for four months and (ii) $4,000 for the remaining eight months, and to issue 425,000 nonqualified stock options to him, which allow him to purchase a like number of shares of our common stock for $1.00 per share. The options are exercisable over the next year and may be exercised on a cashless basis. On the date of grant, the Company estimated that the fair value of these options exceeded the cost of the options by approximately $157,300. This amount was initially deferred and is being amortized to expense on a straight line basis over the period of service. During the quarter ended March 31, 2005, the Company recognized approximately $53,400 of stock based compensation expense as a result of the issuance of these options.

Gary Glassman
-------------
Effective January 3, 2005, the Company has entered a consulting agreement with an attorney to handle certain Human Resources issues, new employee orientation and the implementation of a new employee manual. As consideration for such services, the Company has agreed to pay Mr. Glassman $500 per month for a period of twelve months and to issue him 200,000 non-qualified stock options, which allows him to purchase a like number of shares of the Company's common stock for $.78 per share. The options are exercisable over the next year and may be exercised on a cashless basis. On the date of grant, the Company estimated that the fair value of these options exceeded the cost of the options by approximately $118,000. This amount was initially deferred and is being amortized to expense on a straight line basis over the period of service. During the quarter ended March 31, 2005, the Company recognized approximately $29,500 of stock based compensation expense as a result of the issuance of these options.


Dennard Rupp Gray & Easterly, LLC
---------------------------------
On March 17, 2005 the Company entered into a consulting agreement with Dennard Rupp Gray & Easterly, LLC ("DRG&E") for DRG&E to provide investor relations services and advice to the Company for a monthly fee. The Company's contract at DRG&E is Kenneth Dennard. Neither DRG&E nor its principals received any stock or additional compensation for their services.

Pillsbury Winthrop, LLC
-----------------------
The Company has retained the law firm of Pillsbury Winthrop to investigate and evaluate the licensing requirements that may apply to the Company on a state by state basis. The Company submitted a $15,000 retainer for work to begin on its behalf and will be billed by hour for the investigative work.


Material Agreements
-------------------

Card Program Management Agreement
---------------------------------
The Company entered into a Card Program Management Agreement with MetaBank dba Meta Payment Systems on March 14, 2005. The Agreement calls for the Bank to issue MasterCard Debit cards for the Company in accordance with the terms of MasterCard's approval for these card programs.

Bin Sponsor Agreement
---------------------
The Company entered into a BIN Sponsor Agreement with First Gulf Bank N.A. on March 23, 2005. The term of this Agreement is three (3) years. The Agreement calls for the Bank to issue Visa Debit cards for the Company in accordance with the terms of Visa's approval for these card programs. The Agreement outlines specific fees the Bank will charge Morgan Beaumont for providing certain services related to the issuance of the Visa cards, and also describes certain revenue sharing opportunities the Bank and Morgan Beaumont will participate in for the Interchange fees collected received by the Bank.

NOTE D - CONTINGENCIES

In the normal course of business, the Company is involved in certain litigation and other contingencies. In our opinion, these matters will not have a material effect on the Company's financial position or results or operations.

NOTE E - OTHER CONSULTING AGREEMENTS ENTERENED DURING THE QUARTER ENDED DECEMBER 31, 2004

The description of the following consulting agreements provides additional information to the original information contained in the Company's quarterly report filed for the period ended December 31, 2004.

Scott Christie
--------------
Effective October 1, 2004, the Company contracted with Scott Christie to advise and assist the Company in developing and implementing plans and materials for presentation to the financial community as well as assist the company with shareholder relations among other duties. The agreement provided that the Company compensate Mr. Christie $4,000 per month and grant 500,000 options to Mr. Christie. Options vested 100,000 immediately and 100,000 each quarter for the life of the two year agreement. Subsequently on April 1, 2005 Mr. Christie resigned as a consultant to the company. The total vested options under the contract until its termination was 300,000, the remaining 200,000 unvested options are returned to the company.

Andrew Neitlich
---------------
Also on October 1, 2004, the Company agreed to a consulting arrangement with Andrew Neitlich. The agreement called for Mr. Neitlich to conduct meetings with brokers, dealers, analysts and investment professionals to communicate the Company's plans to the investment community and prepare materials for those meetings as well as other duties related to the investment community. The Company is required to compensate Mr. Neitlich $2,000 per month and granted 200,000 options for purchase of the Company's stock; 40,000 of which vested immediately and 40,000 are to vest at the end of each quarter of the two year agreement. In December 2004, Mr. Neitlich and the Company agreed to an employment contract naming Mr. Neitlich as Director of Marketing. The employment agreement effectively terminated the consulting agreement with the exception that the options in the consulting agreement would continue to vest over the established vesting period while Mr. Neitlich was employed. Mr. Neitlich resigned from the company effective March 31, 2005. A total of 120,000 option shares were vested to Mr. Neitlich at this time and the remaining 80,000 option shares are returned to the company.

Cascade Development Partners
----------------------------
On October 1, 2004, the Company entered into a consulting services agreement with Cascade Development Partners, LLC ("Cascade") to assist the Company in seeking additional business and business relationships for the benefit of the Company as well as to evaluate potential merger and acquisition transactions to maximize shareholder value. The Company agreed to pay Cascade a monthly fee of $8,000 per month and grant 1,200,000 options 240,000 immediately vested and 240,000 vests each quarter over the one year agreement. Cascade is a business consulting company comprised of two principals, Todd Ellsworth and Robert Kendrick. Cascade has acted a point man for various transactions and was primarily responsible for negotiations with MTEL Communications, Inc. and eChex, Inc. Cascade also advises on fund raising activities and financial matters but is paid no separate consideration for such activities.


NOTE F - OTHER SUBSEQUENT EVENTS

Purchase of Assets from MTEL
----------------------------

The Company entered into a letter of intent with MTEL Communications, Inc ("MTEL") on April 1, 2005 to purchase certain assets of MTEL. MTEL is a telecommunications provider that used the equipment to be purchased to service its prepaid phone cards that were sold in foreign markets for calls back to the United States. The Company will fully utilize the equipment to expand its offering to domestically originated telephone connections and offer United States based prepaid phone cards and eventually offer a phone card feature with its debit card products. In addition to the equipment, the Company plans on licensing certain telecommunications routes and the MTEL name. Under the terms of the agreement, the Company will pay MTEL $200,000 in cash over three months from the date the transaction is closed in addition to issuing 870,000 shares of unregistered common stock. The Company anticipates closing this transaction on or before May 15, 2005.

Extension of eChex Note
-----------------------

On April, 25, 2005, the Company entered into an Accord, Mutual Release and Non-Disparagement Agreement. Under this agreement, the Company assumed all rights and obligations of eChex under their Broker-Client Agreement with Acosta, Inc. ("Acosta") in return for an extension of its note receivable due from eChex. Both companies mutually released each other and Acosta from litigation concerning the past relationships between the parties.

Retention of Scott Matthews
---------------------------

The Company retained Scott Mathews as its Vice President of Business Development. Prior to his joining the Company Mr. Matthews was the founder and Chief Executive Officer of Platinum Financial Group, a marketing company that managed six stored value MasterCard programs. Mathews has an established record of accomplishments in business management, marketing, advertising, retail sales, and distribution in the Stored Value industry.

Resignation of Scott Christie
-----------------------------

On April 1, 2005, Scott Christie resigned as a consultant with the Company. Mr. Christie was advising and assisting the Company in developing and implementing plans and materials for presentation to the financial community as well as assist the Company with shareholder relations.

Resignation of Michael Rejbeni
------------------------------

On April 26, 2005 Michael Rejbeni tendered a 30 day notice of resignation under his contract as Vice President of Sales. The Company is currently negotiating with Mr. Rejbeni to become its Vice President of Operations. During this period of time Mr. Rejbeni is currently assisting the Company in its completion of the MTEL asset acquisition during this 30 day period. Mr. Rejbeni's resignation may impact the Company's third quarter.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
--------------------------

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements relative to Morgan Beaumont's (formerly Pan American Energy Corporation) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Morgan Beaumont files with the SEC, including Morgan Beaumont's Annual Report on Form 10-KSB for the year ended September 30, 2004 and quarterly and special reports filed since then. These factors may cause Morgan Beaumont's actual results to differ materially from any forward-looking statement. Morgan Beaumont disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used in this quarterly report, the terms "we", "us", "our", "MBI", "Morgan Beaumont", and the "Company" mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

OVERVIEW
--------

The Company's primary products and services include: two re-loadable financial products for the sub-prime credit market, an Interactive Voice Response ("IVR") activation system, the Customer Relationship Management ("CRM") technology and the Value Load Network ("SIRE"). Debit Cards, Stored Value Cards, and the processing of transactions related thereto are the primary card products. With the technology of Typhoon Voice Technology, acquired by the Company on December 31, 2003, the Company has been providing these two cards to consumers in the sub-prime credit market sector since the third quarter of 2002.

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

PLAN OF OPERATIONS

Information prior to August 26, 2004, the effective date of the Merger, related exclusively to Pan American, has been omitted. From a legal perspective, Pan American is the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, Morgan Beaumont is treated as though it acquired Pan American. Therefore, all financial information presented in this 10-QSB includes Morgan Beaumont's standalone results from the period July 10, 2000 (date of incorporation) to March 31, 2005.

The Company changed its year end from December 31 to September 30. As a result of this change, information contained herein is for the three and six months ended March 31, 2005 and 2004.

In the second fiscal quarter of 2005 ended March 31, 2005, management's operational goals were to begin to ship the Company's products in more substantial quantities and capitalize on customer relationships established in the latter part of fiscal 2004 and the first quarter of 2005. The Company also sought to improve upon its technology to facilitate greater opportunities for its products and expand its "Points of Presence" ("POPs"). The Company also sought to continue bolstering the infrastructure of the Company by hiring individuals with significant experience in areas that complemented current management's experience and capabilities as well as to procure additional office space to allow for the additional employees and a location to house inventory.

During the quarter, the Company shipped over 30,000 debit cards compared to 5,000 from the previous quarter. Though these shipments occurred late in the quarter, they will begin to establish an active card base over the course of the third quarter that will generate secondary income from usage fees. The Company has not received significant income from usage fees in the current fiscal year.

Roderick Braido resigned from the board of directors and was replaced on the board by Theodore Misiewicz, the Company's CFO. In response to the resignation of James Smith, the Company's Chief Technical Officer, the Company hired Celeste Brey as its Vice President of Engineering. Subsequent to Mr. Smith's resignation, the Company had reached a tentative agreement with Mr. Smith to release him from his contract in exchange for various assurances from Mr. Smith that he is not writing code for companies providing the similar products in our industry and his commitment not to disclose the Company's confidential information as well as his acknowledgement that he did not sell company stock; however, Mr. Smith has refused.

The Company has re-written the Veriphone 3750 software to work in conjunction with other Morgan software, servers and process for the loading of Morgan Beaumont stored value cards. The software has yet to be deployed and the Company has not received revenue from this revision. The Company is currently developing software for other Point of Presence "POPs" terminals that compete with the Veriphone product.

In relation to the Company's service agreement with Merrick Bank, originally expected to begin rolling out in December of 2004, the Company has experienced delays in the roll out and related revenue recognition due to delays in Merrick's approval process. The Company continues to investigate and contract with additional banks to reduce its dependence on any specific bank.

The Company's revenue plan for its relationship with IPrepay has been delayed due to IPrepay's delay in deploying its touch screen load platform which in turn delayed the Company's roll out of its technology on their platform. These delays caused the Company to miss its targeted card revenue and POPs deployment significantly. The Company expects to recapture these opportunities through the Iprepay contract when IPrepay's touch screen system is deployed.

In conjunction with its relationship and secured note from eChex, the Company became a party to an agreement between eChex and Acosta. Acosta is a large privately held company that represents brand name food manufactures to national grocery chains. The Company hoped to begin delivering substantial numbers of cards and installing POPs late in its second quarter or early in its third quarter. Subsequent to eChex's default on its note payable, the Company extended the due date on the note receivable from.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management of the Company, the Company and its activities from its inception through March 31, 2005 fall within the referenced guidelines. Accordingly, the Company has reported its activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

The Company generates income from the sale of the Morgan Beaumont Money Card and the Morgan Beaumont Stored Value Mastercard. Its monthly maintenance fees are associated with keeping the either card active and from transaction fees. Income is also generated at the SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases. Additional revenue will be generated at the IVR System when consumers activate their card and/or purchase promotional products or services such as Discount Health Benefits, Discount Medical Benefits, Road Side Assistance and Vacation offers.

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

SALES AND REVENUES - Revenues for the three months ended March 31, 2005 and three months ended March 31, 2004, were $149,838 and $24,697, respectively. Revenue in the quarter ended March 31, 2005 reflected the acceleration of shipments of the Company's new card programs as cards became available as well as transaction fees of $3,643. Transaction fees from the cards shipped during the second quarter will not begin to be realized until the third fiscal quarter. Cost of Sales for the three months ended March 31, 2005 and 2004 were $79,508 and $777, respectively. Cost of goods sold in 2005 related primarily to the issuance of the new cards, while in 2004 cost of goods sold was related primarily to transaction fees.

On March 31, 2005, the Company had approximately 20,000 POPs active in the United States where one or all of its products can be loaded. During the remainder of fiscal year 2005, the Company intends to expand the number of access points; the Company has in place contracts that management believes have the potential to grow its access points to over 100,000 POPs. These POPs will now sell or load (or both) debit/ATM and stored value hologram cards to the public. The Company is continuing to seek additional relationships in order to further expand the POPs in the fiscal year.

OTHER OPERATING EXPENSES - Other operating expenses for the three months ended ("the quarter") March, 2005 and 2004, were $1,215,752 and $194,204, respectively. The Company's activity in preparing products for release as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses. These expenses included stock-based non-cash expenses of approximately $112,900 and $4,800, respectively. Additional non-cash expenses in addition to stock-based compensation and depreciation were $202,000 for impaired assets in the quarter ended March 31, 2005. The Company recognized other employee compensation of $494,622 and $154,661 in 2005 and 2004 respectively and professional and consulting fees in the quarters ended March 31, 2005 and 2004 of $247,703 and $3,035 respectively. The Company's increased staffing as well as the addition of outside consultants has caused this increase in expenditures. The increase in other professional fees incurred is primarily attributable to legal and accounting fees related to external reporting and completion of certain agreements and contracts, as well as the Company's improved cash position which allowed the Company to compensate consultants in cash in lieu of stock issuances. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market. Management believes that as it educates consumers, retailers, and competitors, there will be an opportunity to license Morgan Beaumont's technology and processes and they could become the industry standard.

LOSS FROM OPERATIONS - During the quarters ended March.31, 2005 and 2004, the Company lost $1,145,422 and $170,284 respectively. Operating results were impacted by the increase in personnel, legal, and accounting costs they have not been compensated for by additional revenue. Until the Company relocated to its new facilities, it did not have space in which to house significant quantities of inventory that hampered its ability to deliver product until March. At March 31, 2005 the Company now has significant quantities of inventory on hand to meet sales requirements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004

SALES AND REVENUES - Revenues for the six months ended March 31, 2005 and 2004 were $191,038 and $25,860, respectively. Revenue is reflected the acceleration of shipments of the Company's new card programs as cards became available. Transaction fees from the cards shipped will begin to be realized in the third quarter. Cost of Sales for the six months ended March 31, 2005 and 2004, were $97,242 and $33,294, respectively. Cost of goods sold in 2005 related primarily to the issuance of the new cards, while in 2004 cost of goods sold was related primarily to transaction fees as well as a write-off of obsolete inventory.

OTHER OPERATING EXPENSES - Other operating expenses for the six months ended March, 2005 and 2004, were $2,154,012 and $700,051, respectively. The Company's activity in preparing products for release as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses. These expenses included non-cash, stock based compensation of $178,517 and $263,145 in the six months ended March 31, 2005 and 2004 respectively, as well as other employee compensation of $1,062,011 and $211,698 in 2005 and 2004 respectively. The company also recorded non-cash charges to income for asset impairment of $202,000 and $153,190 during the six months ended March 31, 2005 and 2004 respectively. In the six ended March 31, 2005, the impaired assets related to the note receivable due the Company from eChex. For six months ended March 31, 2004 the impairment related to the recognition of the impairment of the goodwill in the Typhoon merger. The Company's increased staffing as well as the addition of outside consultants has caused this increase in expenditures. The Company's cash position has accounted for the shift from stock-based to cash compensation as it no longer is required to pay its consultants and some employees with stock. Other professional fees incurred in the six months ended March 31, 2005 and 2004, were $456,042 and $7,601, respectively. The increase in other professional fees is primarily attributable to legal and accounting fees related to external reporting and completion of certain agreements and contracts, as well as the Company's improved cash position which allowed the Company to compensate consultants in cash in lieu of stock issuances. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market. Management believes that as it educates consumers, retailers, and competitors, there will be an opportunity to license Morgan Beaumont's technology and processes and they could become the industry standard.

LOSS FROM OPERATIONS - During the six months ended March 31, 2005 and 2004, the Company lost $1,988,899 and $715,428, respectively. Operating results for the six months ended March 31, 2005, were impacted by the increase in personnel, legal, accounting costs, as well as the asset impairment that have not been compensated for by additional revenue as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

From inception to March 31, 2005, the Company generated cash from financing activities of $4,785,063. This amount arose primarily from sales of the Company's common stock, and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. The Company has used a significant portion of this capital to fund cash outflows for operating and investing activities of approximately $3,133,813 and $487,378, respectively, and as of March 31, 2005, the Company currently has cash on hand of approximately $1,163,872. Management believes this cash will be sufficient to operate the Company for the remainder of the fiscal year; however, with its new initiative in the phone card industry and other opportunities, and since the Company has not attained profitable operations and is dependent upon obtaining financing to pursue its plan of operations, there is no assurance that it will not require additional resources in the future or that it will be able to obtain financing in the amount required or terms satisfactory to the Company.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, (the date of the Company's year ended) and updated that evaluation as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of its Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings.

Based on the evaluation, management concluded that there are no deficiencies or material weaknesses that need to be addressed.

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

During the three months ended March 31, 2005, the Company has added accounting personnel as well as an inventory control manager that has strengthened controls. An Accounting Policy and Procedures Manual has been drafted to address many of the internal control issues related to financial reporting and is currently being implemented. The Company feels the Financial Reporting issues are being addressed and will continue to improve in subsequent quarters of fiscal 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to an ongoing legal proceedings as described in the annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 29, 2004. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB. The Company does not believe the resolution of these matters will have a material adverse effect on its financial position or results of operations. Since the effective date of the Company's annual report, the Company has entered into settlement agreements described in our quarterly report filed on February 8, 2005.

Litigation with Wade Cloud
--------------------------

The Company's attorneys in the Wade Cloud litigation have advised the Company that subsequent to Mr. Cloud's counterclaim being dismissed in Florida state court, Mr. Cloud re-filed his suit in April 2005. The Company believes that Mr. Cloud's allegations are without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the three months ended March 31, 2005.

ITEM 5. OTHER INFORMATION.

Agreement With and Loan to eChex.
---------------------------------

The Company entered into that certain distribution agreement ("Distribution Agreement") with eChex dated November 26, 2004 to provide in-support for the Morgan Beaumont Privately Labeled Non-Hologram Stored Value Card-ATM Card and Morgan Beaumont Privately Labeled Hologram Stored Value-ATM Card, which are privately labeled as the "eChex" cards. A copy of the eChex/Morgan Beaumont Distribution Agreement is attached as Exhibit 8.1.1. to the Company's Form 8-K/A filed on May 3, 2005. eChex is a small, privately held marketing company which markets prepaid cards and similar products. eChex does not have its own relationship with MasterCard, Visa or other major network or issuing banks which would allow eChex to manufacture and distribute its own card without a company like Morgan Beaumont involved. The key officers and directors, Madeleine Gestas, Fabien Gestas and Ramiro Zaragoza, own and control the majority of eChex' shares. Ms. Gestas and Mr. Gestas are mother and son.

On January 10, 2005, eChex entered into that certain Broker-Client Agreement ("Broker-Client Agreement") with Acosta, Inc. ("Acosta") where Acosta would act as a broker to place pre-paid and re-loadable debit cards and other products in grocery stores, drugstores and other retail establishments in exchange for an upfront advance in costs and a per card payment. The Broker-Client Agreement also provided for Acosta to place kiosks supplied by eChex in the stores to enable the cards to be loaded at the point of sale. A copy of the Broker-Client Agreement is attached to this report as Exhibit 8.1.2. to the Company's Form 8-K/A filed on May 3, 2005. Acosta is a privately held company which the Company believes to have an excess of $40 billion in revenue annually and over 6,000 employees. There is no affiliation between the Company and eChex and Acosta or any of their principals or employees.

Subsequently, eChex advised the Company that it had exhausted its immediate venture funding and did not have the capital necessary to fulfill its obligations under the Distribution Agreement or the Broker-Client Agreement. On January 15, 2005, the Company agreed to loan eChex approximately $202,000 for approximately sixty (60) days (the "Loan") in accordance with the terms of the Loan and Security Agreement ("Loan Agreement"), Secured Promissory Note (the "Note"), Stock Pledge Agreement ("Pledge Agreement") and individual General Continuing Personal Guaranties ("Continuing Guaranties"), copies of which are attached as exhibits 8.2.1. through 8.2.4. to the Company's Form 8-K/A filed with on May 3, 2005., based upon eChex and its managements assurances that it had secured additional funding under an existing agreement.

The Company's management hoped that during the term of the Loan, it could complete due diligence on eChex and possibly acquire eChex when eChex funding had come through. Acosta was notified of the financing arrangement and requested a modification to the Broker-Client Agreement to add the Company as a party to the Broker-Client Agreement between Acosta and eChex. Pursuant to the Loan, the Company became a party to that certain Addendum to the Broker-Client Agreement (the "Addendum") dated January 21, 2005 which eChex had entered into with Acosta pursuant to which the Company agreed to supply re-loadable debit cards to enable eChex to fulfill that certain broker-client agreement. The Broker-Client Agreement was also modified to provide that the Company would fulfill eChex's obligations to Acosta, if requested by Acosta. A copy of the Addendum among Morgan Beaumont, eChex and Acosta is attached as Exhibit 8.3.1. to the Company's Form 8-K/A filed with on May 3, 2005.

After due diligence on and negotiation with eChex, the Company concluded it would be impractical to purchase eChex under the terms demanded by its management. eChex was heavily in debt, had no revenue, no discernable assets and was saddled with judgments and substantial monthly operating costs, primarily from general overhead and several long-term employment agreements with parachute clauses. On March 30, 2005, eChex defaulted on its obligation to repay the Loan. The Company notified eChex that it was in default and notified Acosta that a default had occurred. eChex thereafter failed to cure the default within the cure period provided in the Note. The Company was forced to begin foreclosure on the security for the Note. At all stages of the relationship, the Company repeatedly advised Acosta and eChex that the Company is in a position to perform on behalf of itself and eChex under the Broker-Client Agreement and has product in stock and cash at hand to fulfill eChex's obligations.

After extensive negotiations, the Company and eChex entered into that certain Accord, Mutual Release and Non-Disparagement Agreement ("Accord, Mutual Release and Non-Disparagement Agreement") dated April 25, 2005 which allows the Company to completely take over the Broker-Client Agreement and assume most responsibilities there under and collect all revenues generated from the Acosta relationship. A copy of this agreement is attached hereto as Exhibit 8.3.2. to the Company's Form 8-K/A filed with on May 3, 2005. In exchange for releasing the personal guarantees of the three principal officers and shareholders of eChex, eChex assigned all revenue under the Broker-Client Agreement to the Company. The Company also extended the term of the Note an additional six (6) months. The agreement is contingent upon Acosta agreeing to move forward with the Company. The Company is currently in discussion with management of Acosta with respect to the Broker-Client Agreement.

The Company will have to assume certain economic obligations of eChex to Acosta and others as part of the assumption of the Broker-Client Agreement which the Company estimates to be approximately $1,000,000 over a two year period under the contract. The Company believes the relationship with Acosta will be materially profitable if Acosta agrees to proceed. To date, no cards have been shipped to Acosta.

Employment Agreements
---------------------

The Company has negotiated various employment agreements with numerous employees that are generally cancelable upon 30 days notice. In addition, the Company renegotiated its employment agreements with Clifford Wildes, Kenneth Craig and Erik Jensen, which are either non-cancelable (in the case of Mr. Wildes and Mr. Craig), or require us to pay one-year's severance (in the case of Mr. Jensen), which became effective October 1, 2004, as more particularly described in the Company's report on Form 10-QSB for the period ended December 31, 2004. Messrs Craig, Jensen and Wildes are each significant shareholders and directors of the Company.

Consulting Agreements
---------------------

James Christiansen
------------------
Effective January 1, 2005, the Company entered into a one year consulting agreement with James Christiansen to advise and assist the Company in developing and implementing appropriate plans and security procedures for its ATM network development. The Agreement is terminable by either party on 30 days notice. As consideration for various services to be rendered, the Company has agreed to pay the consultant total monthly fees of (i) $10,000 for four months and (ii) $4,000 for the remaining eight months, and to issue 425,000 nonqualified stock options to him, which allow him to purchase a like number of shares of our common stock for $1.00 per share. The options are exercisable over the next year and may be exercised on a cashless basis. A copy of this consulting agreement is attached hereto as Exhibit 5.1.

Gary Glassman
-------------
In addition, effective January 3, 2005, the Company has entered a consulting agreement with Gary Glassman to handle certain Human Resource issues, new employee orientation and the implementation of a new employee manual. As consideration for such services, the Company has agreed to pay him $500 per month for a period of twelve months and to issue 200,000 non-qualified stock options to him which allows him to purchase a like number of shares of our common stock for $.78 per share. The options are exercisable over the next year and may be exercised on a cashless basis. A copy of this consulting agreement is attached hereto as Exhibit 5.2.

Dennard Rupp Gray & Easterly, LLC
---------------------------------
On March 17, the Company entered into a consulting agreement with Dennard Rupp Gray & Easterly, LLC ("DRG&E") for DRG&E to provide investor relations services and advice to the Company for a monthly fee. The Company's contract at DRG&E is Kenneth Dennard. Neither DRG&E nor its principals received any stock or additional compensation for their services. A copy of this consulting agreement is attached hereto as Exhibit 5.3.

Scott Christie
--------------
Effective October 1, 2004, the Company entered into a consulting agreement with Scott Christie to advise and assist the Company in developing and implementing plans and materials for presentation to the financial community as well as assist the Company with shareholder relations among other duties. The agreement provided that the Company compensate Mr. Christie $4,000 per month and grant 500,000 options to Mr. Christie. Subsequently on April 1, 2005 Mr. Christie resigned as a consultant to the Company. The total vested options under the contract until its termination was 300,000, the remaining 200,000 unvested options are returned to the Company. A copy of this consulting agreement is attached to the Company's 8-K dated December 12, 2004.

Andrew Neitlich
---------------
Also on October 1, 2004, the Company agreed to a consulting arrangement with Andrew Neitlich. The agreement called for Mr. Neitlich to conduct meetings with brokers, dealers, analysts and investment professionals to communicate the Company's plans to the investment community and prepare materials for those meetings as well as other duties related to the investment community. The Company is required to compensate Mr. Neitlich $2,000 per month and granted 200,000 options for purchase of the Company's stock; 40,000 of which vested immediately and 40,000 are to vest at the end of each quarter of the one year agreement. In December 2004, Mr. Neitlich and the Company agreed to an employment contract naming Mr. Neitlich as Director of Marketing. The employment agreement effectively terminated the consulting agreement with the exception that the options in the consulting agreement would continue to vest over the established vesting period while Mr. Neitlich was employed. Mr. Neitlich resigned from the Company effective March 31, 2005. A total of 120,000 option shares were vested to Mr. Neitlich at this time and the remaining 80,000 option shares are returned to the company. A copy of this consulting agreement is attached to the Company's 8-K dated December 12, 2004.

Cascade Development Partners
----------------------------
On October 1, 2004, the Company entered into a consulting services agreement with Cascade Development Partners, LLC to assist the Company in seeking additional business and business relationships for the benefit of the Company as well as to evaluate potential merger and acquisition transactions to maximize shareholder value. The Company agreed to pay Cascade a monthly fee of $8,000 per month and grant 1,200,000 options 240,000 immediately vested and 240,000 vests each quarter over the one year agreement. Cascade is a business consulting company comprised of two principals, Todd Ellsworth and Robert Kendrick. Cascade has acted a point man for various transactions and was primarily responsible for negotiations with Mtel and eChex. Cascade also advises on fund raising activities and financial matters but is paid no separate consideration for such activities. A copy of this consulting agreement is attached to the Company's 10-KSB dated February 8, 2004.

Bin Sponsor Agreement
---------------------
The Company entered into a BIN Sponsor Agreement with First Gulf Bank N.A. on March 23, 2005. The term of this Agreement is three (3) years. The Agreement calls for the Bank to issue Visa Debit cards for the Company in accordance with the terms of Visa's approval for these card programs. The Agreement outlines specific fees the Bank will charge Morgan Beaumont for providing certain services related to the issuance of the Visa cards, and also describes certain revenue sharing opportunities the Bank and Morgan Beaumont will participate in for the Interchange fees collected received by the Bank. A copy of this agreement is attached hereto as Exhibit 5.4.

Service Agreement with WildCard
-------------------------------

The Company entered into a service agreement with WildCard Systems, Inc. on August 18, 2004. The Agreement calls for WildCard to provide certain data Processing and related services in connection with the Company's Transaction Card Programs. A copy of this agreement is attached hereto as Exhibit 5.5.

Card Program Management Agreement
---------------------------------

The Company entered into a Card Program Management Agreement with MetaBank dba Meta Payment Systems on March 14, 2005. The Agreement calls for the Bank to issue MasterCard Debit cards for the Company in accordance with the terms of MasterCard's approval for these card programs. A copy of this agreement is attached hereto as Exhibit 5.6.

License Requirements
--------------------

The Company has received conflicting opinions on whether it will need to obtain state licenses in each state in which it loads cards. The Company has retained new legal representation from the national firm of Pillsbury, Winthrop, to provide it with definitive advice on which states the Company is required to be licensed in as well as to assist the Company in completing the licensing process. Based upon initial response from counsel, the Company is optimistic that it will not need to meet such extensive and costly license requirements as previously disclosed.

Change in Board of Directors
----------------------------

On February 3, 2005, Rod Braido resigned as a member of the Company's board of directors. Remaining members of the board subsequently appointed Theodore Misiewicz to the Board and complete the remainder of Mr. Braido's term. There was no disagreement between the Company and Mr. Braido known to the Company on any matter relating to the Company's operations, policies or practices resulting in the resignation of Mr. Braido, nor was Mr. Braido removed for cause. The resignation from the board was to allow Mr. Braido to focus on his other duties to the Company.

Mr. Misiewicz is a certified public accountant. He is a financial and operations professional with more than twenty years of extensive operational responsibilities in a wide variety of industries including computer manufacturing, Licensing Financial Services, Affinity Marketing, the Gift Market, Collectibles, Syndication and Consulting. Mr. Misiewicz was director and manager of corporate accounting for QMS, Inc. from 1985 through 1994. During the course of his employment, the company grew from approximately $50 million in sales to over $300 million as a public corporation. From 1994 through 1995, Mr. Misiewicz was Vice President of Finance & Administration for Jordan American Holdings, Inc. where he was responsible for all corporate financial and administration of the publicly traded holding company including accounting and budgeting. He accomplished the tax-free spin-off of an unprofitable division that served to materially reduce the shares and increase the book value per share. From 1996 through 2000, he was secretary and treasurer for Mill Pond Press, Inc. Mr. Misiewicz was Chief Financial Officer of Atlantic Syndication from 2000 through 2004 and Senior Executive Analyst for American Management Services from March 2004 through May 2004. Mr. Misiewicz attended Western Michigan University where he received a Bachelor of Arts, with a major in accounting and Minors in management and general business administration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBIT NUMBER                     DESCRIPTION OF EXHIBIT

       5.1        Consulting Agreement with James Christiansen

       5.2        Consulting Agreement with Gary Glassman

       5.3        Consulting Agreement with DRG&E

       5.4        BIN Sponsor Agreement with First Gulf Bank

       5.5        Service Agreement with WildCard

       5.6        Card Program Management Agreement with MetaBank

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

           (1)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

On January 27, 2005, the Company filed a report on Form 8-K announcing under
Item 5.02 of that report the hiring and resignation of the employees for the Company, under Item 8.01 of that report the loan to eChex and the Company's press releases.

On January 31, 2005, the Company filed a report on Form 8-K announcing under
Item 5.02 of that report the hiring and resignation of the additional employees for the Company, under Item 8.01 of that report other events.

On February 1, 2005, the Company filed a report on Form 8-K announcing under
Item 8.01 of that report the agreement with Acosta and eChex and the formation of a new subsidiary.

On February 14, 2005, the Company filed a report on Form 8-K announcing under
Item 7.01 of that report the regulation FD disclosure.

On April 27, 2004, the Company filed a report on Form 8-K announcing under Item
8.01 the acquisition of certain assets of Mtel Communications and the issuance of its recent press releases.

On May 3, 2005, the Company filed a report on Form 8-K/A announcing Item 8.01 the agreement and loan with eChex.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MORGAN BEAUMONT, INC.

Date:   May 9, 2005                             By:  /S/ CLIFFORD WILDES
                                                      -------------------

                                                      Clifford Wildes,
                                                      Chief Executive Officer,
                                                      Treasurer and Director