Form 10KSB/A
period 2004-09-30
MORGAN BEAUMONT INC
filed 2005-06-07
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A

       [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended SEPTEMBER 30, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from _________ to ____________

                          Commission File No. 000-33389

                              MORGAN BEAUMONT, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

              NEVADA                                          65-1071956
              ------                                          ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)

       6015 31ST STREET EAST,
        BRADENTON, FLORIDA                                       34203
        ------------------                                       -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (941) 753-2875

        Securities registered pursuant to Section 12(b) of the Act: none

          Securities registered pursuant to Section 12 (g) of the Act:
              170,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ending September 30, 2004 were $58,602. The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 28, 2004, the date of original filing, was $32,616,080 and as of the date of the filing of this Amendment on May 20, 2005, it was $38,191,556.

The number of shares of the issuer's Common Stock outstanding as of December 22, 2004 is 47,150,070.

Transitional Small Business Disclosure Format (check one): Yes [ ] No X

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

DESCRIPTION OF BUSINESS
-----------------------

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

DESCRIPTION OF PRODUCTS AND SERVICES
------------------------------------

PRODUCTS
--------

The Company offers a comprehensive range of its branded products and services to the sub-prime consumer, as well as the ability to offer private labeling or custom card programs to third party users and resellers. The two primary financial instruments that the Company supplies to the sub-prime community are the Morgan Beaumont Money Card and the Morgan Beaumont Stored Value MasterCard. The main difference between the two cards is that the Morgan Beaumont Money Card is a non-personalized ATM/ Debit card which does not have the consumer name on it and is a PIN based transaction. The Morgan Beaumont Stored Value Card will have the consumer name embossed on the card, will include a Visa or MasterCard hologram on the front of the card, and the transaction can be either be signature based (in the same way a credit card is used) or it can be PIN based. The Company has provided both these products to third party companies for co-branding with their company name and logo or to marketing these products under the Morgan Beaumont brand name. Either of the Products can be issued and processed from several different banks or processors and the features or dollar limits may be vary for each. The common thread is that the cards will fall into the non-personalized PIN based transaction ATM/ Debit card or a personalized, hologram, signature based transaction Stored Value card. The consumer fees and usage of either product will have similar effects on the Company's revenue stream and usage is primarily a consumer choice.

THE MORGAN BEAUMONT MONEY CARD (THE "MONEY" CARD) IS AN ATM AND DEBIT CARD. The Morgan Beaumont Money Card is a true ATM/Debit card that allows the user/consumer to withdraw cash at over 750,000 ATM's or make purchases at more than 5,500,000 merchants worldwide. Morgan Beaumont refers to these merchants as Points of Sales ("POPS"). The Morgan Beaumont Money Card can be used at literally any location on the Cirrus or Maestro ATM network: restaurants, gas stations, car rentals, etc. Key Features include:

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

         o the cards can be loaded with money from anywhere in the world via the Internet or by Cashier's Check or Money Orders via mail. Management of the Company anticipates that the Morgan Beaumont Money card retail load locations will be available throughout the United States in 2004; and
         o        the transaction accounts are registered and FDIC insured.

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

Management of the Company believes that the Morgan Beaumont Money Card has the potential of being adapted as a standard with employers and Payroll Services, both domestically and internationally, due to the "ease of use" and the cost savings. Employees can enjoy the world-wide acceptance of the card and the elimination of the cost of check cashing services.

THE MORGAN BEAUMONT STORED VALUE CARD (THE "STORED VALUE" CARD) IS A "PAY AS YOU GO" CARD. The Morgan Beaumont Stored Value MasterCard and Visa is a "pay as you go" card that can be used anywhere MasterCard is displayed worldwide. The cardholder determines the spending limits by the amount loaded on the card. This product is being widely accepted in the sub-prime market by those unable to receive an unsecured MasterCard or Visa Card. The Company is currently negotiating various large sales and distribution opportunities to supply Morgan Beaumont branded product as well as private labeled or co-branded product to companies that sell to the sub prime market place. The Key Features are:

         o the card includes either a VISA or MasterCard hologram on the front of the card and can be used worldwide anywhere Master Card and Visa are accepted;
         o the card is not anonymous. The holders name is embossed on the card and is widely recognized as an instrument of payment for goods and services;
         o the card is primarily a charge card, but can be used as an ATM card, charge card or debit card (i.e. either pin based or signature based);
         o        the card can be used as a payroll card; and
         o the card is PIN activated and balances can be checked at any ATM, by a toll free phone call or via the Internet.

The Company currently is one of the few companies that can provide a Stored Value Master Card and Stored Value Visa in volume and has the experience of being in the sub-prime card solution business for several years.

SERVICES
--------

MORGAN BEAUMONT, INTERACTIVE VOICE RESPONSE ("IVR") FARM AND SOFTWARE SOLUTIONS. The Company acquired Typhoon Technologies, Inc. ("Typhoon") in December 2003 and merged it into the Company. Typhoon had proprietary technology that is currently an integral part of the Company's development and operation of an IVR "farm" for the service of its customers, as well as competitive companies. The Company currently hosts IVR programs for competitor's card programs; however, this technology has broad appeal in all sectors of business and is not limited to financial services.

The IVR Activation System is the most common method of providing first level customer service for products which the consumer calls to receive information regarding card balance, recent activity and other commonly asked questions. To insure a greater level of availability for callers to access the system, multiple IVR servers with calls distributed among those servers ("IVR Farm") are used. The IVR Farm is the use of the Company's IVR equipment and technology to host IVR activities, programs and support by other customers and charge fees.

The Company has entered a contract with a Private Barter network, linking more than 180 barter exchanges with over 50,000 merchants and members to conduct transactions on its private network via the IVR or the Internet.

SOFTWARE SOLUTIONS. The Company is currently in development of custom and proprietary database software and POS software. The Company anticipates that its software and technology solutions not only offer support solutions for its customers and program, but will also allow it to license and/or sell the technology to a broad spectrum of companies at a significant profit.

CUSTOMER RELATIONSHIP MANAGEMENT ("CRM") TECHNOLOGY. The purpose of Customer Relationship Management ("CRM") is to enable the Company to better serve its customers through the introduction of reliable processes and procedures for interacting with those customers. A successful CRM strategy is usually implemented through a software package designed to support these processes.

Major areas of CRM focus on service automated processes, personal information gathering and processing and self-service. The CRM attempts to integrate and automate the various customer serving processes within the Company.

It typically involves three general areas of business. They are a customer service system, a marketing information system and a sales force management system. The marketing information part provides information about the business environment, including competitors, industry trends, and macroenviromental variables. The sales force management part automates some of the Company's sales and sales force management functions. It keeps track of customer preferences, buying habits, and demographics, and also sales staff performance. The customer service part automates some service requests, complaints, product returns and information requests.

Integrated CRM software is often also known as "front office solutions." This is because they deal directly with the customer. Many call centers use CRM technology to store all of their customer's details on. When a customer calls, the system can be used to retrieve and store information relevant to the customer. By serving the customer quickly, efficiently and also keeping all information on a customer in one place, the Company aims to make cost savings, and also encourage new customers.

CRM technology can also be used to allow customers to perform their own service via a variety of communication channels. For example, a customer might be able to check his or her bank balance via a telephone without ever having to talk to a person, saving money for the Company and saving the customer time. The Company's CRM technology logs all customer events and activities to a database and the CRM application uses this data to present mission critical data views including credit summaries and status reports. Additionally this data drives responsive automatic functionality, such as credit management and other applications.

The CRM technology is characterized by the following functionality:

         o SCALABILITY - the ability to be used on a large scale, and to be reliably expanded to what ever scale is necessary.
         o MULTIPLE COMMUNICATION CHANNELS - the ability to interface with users via many different devices (phone, WAP, internet, etc)
         o        WORKFLOW - the ability to automatically route work through the system to different people based on a set of rules.
         o        DATABASE - the centralized storage (in a data warehouse) of all information relevant to customer interaction
         o CUSTOMER PRIVACY CONSIDERATIONS - e.g. data encryption and the destruction of records to ensure that they are not stolen or abused.

Competitive pricing and an extremely high-level of Integration compliance, throughout the SFML platform and with other platforms, allows the Company's Customer Relationship Management System to deliver real value. Customer service representatives are empowered by clear views of the customer's account history and preference indicators, increasing customer service levels and success in the market. The key features are:

         o EVENT MANAGEMENT - Define types, create, edit and suspend events and manage event types.
         o FULL AUDIT TRAIL - Complete data management, including multiple views and view configuration.
         o IMPORT/EXPORT CSV/XML - Ability to import/export customer lists, orders, pricelists etc.
         o SEARCH AND DISPLAY RESULTS- Configure internal search engine, define views and advanced search.
         o REQUEST TRACKING - Customers can post requests online, wireless or through the telephone.
         o CONTRACT MANAGEMENT - Create relationship accounts and profiles.
         o        CUSTOMER ACCOUNT HISTORY - View a customers account history.
         o AUTO POST EVENTS - configure system to automatically post critical tasks or events for reminders or later viewing.

VALUE LOAD ("SIRE") NETWORK. The Company's national platform of cash loading and payment locations has been branded as the SIRE Network. The SIRE Network provides a brand name, look and feel for our proprietary technology platform and network of retail load locations. This will increase the Company's visibility and name recognition for cardholders and merchants when they seek out our secure, convenient, national cash loading and payment network. Now consumers will see the SIRE Network logo displayed prominently at merchants in our network, as well as in other marketing collateral they may receive. In addition, the Company will certify merchants and distributors with a formal training curriculum, to ensure that they have the support, tools and knowledge they need to be successful as members of the Network."

It is the Company's goal to establish the SIRE Network as the de facto standard Debit/ATM platform and payment network in the nation. The Company believes this can be achieved because its network is open technology that allows multiple card issuers, once certified, to load cards onto a national platform and ultimately as a national payment platform for goods and services. The Company is establishing certification standards so that competing card programs can participate with the Company on its network. So far, interest in certification has been high because the industry desires a national, inter-operable platform that supports repeated card usage and localized services to consumers."

As part of the branding initiative, the Company's network of Point of Presence ("POP") locations, targeted to reach at least 100,000 locations by year-end 2005, will receive marketing materials highlighting the SIRE brand. Distributors, agents, and independent sales organizations will receive complete training and marketing collateral about the SIRE Network, its benefits to merchants, and its ease of use.

Also, the Company will issue formal certification to all merchant and distributor members of the SIRE Network, pending completion of a training curriculum. Certification will include different levels, depending on merchant/distributor size, volume, and marketing commitment. More benefits will accrue to higher levels of certification.

MATERIALITY OF PRODUCTS AND SERVICES

The relative materiality of the Company's products and services beginning with the most important is as follows:

         1. CARD PRODUCTS. With the value load network in place, it is important for consumers to have the Money Card and Stored Value Card in their hands so the recurring revenue from the consumer fees is realized. The revenue stream is purely a function of how many cards are in use and the consumer's willingness to use the card. The Company derived approximately 9% of its gross revenue from this activity in the nine months ended September 30, 2004. However, approximately 73% of the Company's gross revenue was generated from this activity in the quarter ended December 31, 2004. The Company anticipates that the card products will generate the bulk of its revenue in first quarter of 2005.

         2. CUSTOMER SERVICE PLATFORM. The IVR and CRM system has the ability to generate revenue as a standalone product, but since the Company also has the ability to utilize an outsourced service for these functions, the product line cannot be considered crucial to the company's growth. The Company received approximately 91% of its revenue in the nine months ended September 30, 2004 from this activity and approximately 16% in the quarter ended December 31, 2004.

         3. VALUE LOAD ("SIRE") NETWORK. The ability to provide value load services to consumers is the building block upon which all other service will be launched. By developing a national footprint of these value load service centers, consumers are able to quickly and cost effectively get cash in to card account so the card can be used for day to day purchases. The Company received no revenues from this activity in the nine months ended September 30, 2004 and approximately 11% of its gross revenue in the quarter ended December 31, 2004.

         4. PREPAID PHONE CARD FUNCTION. An idea of the Company in development is to add a prepaid phone card feature to its Money Card which would allow the card to be multi-functional functioning as a phone card as well.

         5. DISCOUNT HEALTH AND PRESCRIPTION BENEFITS FUNCTION. Another idea of the Company in development is to add a discount health and prescription benefits function to its Money Card and Store Value Cards which would allow the cards to be used to pay those benefits.

The materiality of the Company's products and services is difficult to prioritize or project since the products and services of the Company such as the prepaid phone card function could generate the bulk of the Company's revenue if the Company completes the acquisition of its own switches.

MECHANICS OF PRODUCTS AND SERVICES

The Morgan Beaumont Money and Stored Value Card are printed at a facility that has been authorized by the card association which the card is issued under such as MasterCard or Visa. The printing of the cards can only take place once the card program has received approval from: (1) the card association (the "Card Association"), (2) issuing bank (the "Issuing Bank") and (3) issuing processor (the "Issuing Processor").

The cards are provided to consumers using one of two methods. The specific method will depend on the type of card the consumer obtains. The two methods utilized to provide the cards to consumers are as follows:

         1. PERSONAL SPEND CARD - This card product is one the consumer will purchase over the counter at a retail merchant such as a convenience store, grocery store or similar merchant. This type of card product is readily available and will be packaged in a manner that allows the product to be displayed to the consumer so they are able to clearly understand the basic features and benefits of the card product prior to purchase.

         2. PAYROLL CARD - This card product is typically not purchased by the consumer, but is provided by an employer as a means for the employer to directly deposit a consumer's paycheck for them, rather than writing a paycheck. The packaging of this card product will be less informative, but it will contain documents clearly outlining the usage of the card as a payroll device.

There are fees the consumer will pay for use of these card products. The fees for the Payroll Card may be lower for certain types of activities than for a Personal Spend Card. In all cases, the Issuing Processor will be responsible for debiting the cardholder account for the correct fees. These fees will be distributed to the Company and other entities to pay for the services rendered for those fees.

All record keeping for this activity is kept at the Issuing Processor's data center and is sent to the Company's data center for monthly reconciliation.

The functions for loading value to the card, including banking functions, money movement, and other details are described below:

COMSUMER VALUE LOAD PROCESS
---------------------------
Consumer to Merchant Transaction:

1. PRESENTATION. Consumer presents card to merchant, merchant swipes card through magnetic reader and is presented with a menu.

2. LOADING. Merchant selects "load" option, and indicates the load amount. POS sends information to Data Center to verify the POS device is authorized for use.

3. VERIFICATION AND AUTHORIZATION. Data Center checks POS device ID to verify that the device is valid.

If the above POS device login is authorized, the Data Center does propriety functions to verify the card is valid: (i) card active Y/N, (ii) Load velocity check within program parameters Y/N and (iii) Load amount within min/max parameters for program Y/N.

4. APPROVAL. If the POS device receives an "accept" message, the merchant accepts the cash from the consumer and is presented with another menu choice. If the device receives a "decline" message, the merchant is given some kind of detail on why the transaction was declined.

If the error message was POS device or merchant specific, the message will indicate the consumer should attempt to locate another load location or return later. If the error message due to a velocity issue on the card account, or other Processor related issue, the message indicates the consumer should call the Processor Customer Service Group. If the error message was of a technical nature, the message indicates the merchant should attempt the load again, or should contact the technical support group at the number they have been instructed to use.

5. LOAD AMOUNT VERIFICATION. The menu presented asks the merchant to verify the cash load amount by viewing the dollar amount shown on the POS device, and pressing a key to ACCEPT or RE-ENTER.

6. TRANSMISSION. If the merchant chooses RE-ENTER, they are asked to re-key the dollar amount of the load, then verify as indicated above. If the merchant chooses ACCEPT, the data is sent to the Data Center.

7. RECEIPT. The merchant prints a receipt for the consumer with load value, load location address and name, and time and date stamp of the transaction.

The consumer is responsible for reviewing the load receipt to verify accuracy of the load value prior to leaving the merchant location. The merchant assumes responsibility for accuracy of the load value entered by their employees. If the consumer has a dispute at the time of load, the merchant will use the standard procedure for balancing their cash drawer against possible inaccurate entries. If the consumer has a dispute after the fact, (checking balance hours or days later, reviewing the receipt after leaving the store, etc.), the consumer and merchant are responsible for resolving the disputed transaction.

8. TRANSACTION REGISTRATION. The merchant rings the cash value of the load into their cash drawer.

9. DEPOSIT. The merchant deposits the receipts from the daily loads.

VALUE LOAD SETTLEMENT/RECONCILATION
-----------------------------------

The following deals only with the data and cash flow for the remittance process, with other detail in the load function addressed in other documents:

1. VERIFICATION AND AUTHORIZATION. Once a load transaction has been approved at the POS device by the Data Center and the card load has been authorized, the merchant will accept the cash from the consumer and place that cash into their cash drawer.

3. APPROVAL. Once the consumer accepts the accuracy of the receipt, the transaction is finalized.

         (a) ISSUING PROCESSOR. The POS device transmits the load detail to the Data Center.

         (b) REMITTANCE PROCESSOR. The POS device transmits the load detail to the processor using Morgan Beaumont proprietary process.

3. APPROVAL. Either the Issuing Processor accepts the load data and passes this information to Morgan Beaumont or Morgan Beaumont uses proprietary process using logic to route the transaction information to the correct Processors based on the POS device Terminal ID.

4. TRANSFER. At the pre-determined time, the Processor electronically moves the funds defined in the daily POS activity reports from the Morgan Beaumont Settlement Account to the Processor Settlement Account so that the card accounts can be charged with the value indicated. The Processor uses the data sent by the POS device to electronically move the funds from the merchant account to the Morgan Beaumont Settlement Account.

STAGE IN DEVELOPMENT

With the technology of Typhoon Voice Technology, subsequently acquired by the Company on December 31, 2003, the Company has been providing the Morgan Beaumont Money Card and Stored Value Card to consumers in the sub-prime credit market sector since the third quarter of 2002.

The Company is currently in the process of the development and the deployment of the services required for customers to load cards and access the basic customer questions such as card balance and recent transactions using either a telephone or a computer connected to the Internet. The reporting functions for our sales and distribution partners to view the real time sales and service activity is in the alpha testing with general availability expected in the fiscal third quarter of 2005.

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

The Company is currently in development of a licensing program for its retail "loading" software for banks and competitive card programs.

The Company is in the process of "rolling out" a comprehensive program to retailers in the United States, allowing a retail location to become a local "loading" or "deposit point" for placing cash on the Morgan Beaumont Money Card, Morgan Beaumont Stored Value MasterCard, Morgan Beaumont Stored Value Visa and approved Morgan Beaumont co-branded programs. The Company will be expanding this feature to include a fee structure for its competitor's cards for cash loads at the Company's retail locations, as well as a re-loadable pre-paid phone cards.

FINANCIAL TERMS OF PRODUCTS AND SERVICES

The process of getting the Company's products into the hands of consumers involves contractual relationships at several levels: (1) the Bank that issues and owns the card, (2) the processor responsible for accepting transaction information and keeping the card account up to date, and (3) the Company's distribution partners. Each of these relationships plays a different role.

         A) CARD ASSOCIATIONS: MASTERCARD/ VISA. The Company obtains its access to the network of financial institutions and linked ATM's and point of sale systems through an arrangement among banks and MasterCard and Visa, as third party providers. The

                  MasterCard and Visa relationship allow the Company to come with a package of other networks such as Star(TM) and Plus(TM) and Cirrus(TM) and similar networks. If the Company loses its third party provider licenses with both MasterCard and Visa, it would be forced to separately negotiate access to each of the individual networks separately. Any down time associated with the loss of access in the networks could render the Company system's and cards useless. Even if the Company was then able to negotiate third party processor agreements with the individual networks, it might not be able to do so in time to preserve its business name and customer relationships. Thus, the loss of third party processor relationships with both Visa and MasterCard could put the Company out of business. Examples of other card associations the Company has arrangements with are Transcend, Wildcard and Card One.

         B) BANKS. The Bank is the entity with the direct relationship to the card Association (MasterCard or Visa), and is responsible for sponsoring the Company in a TPP (Third Party Processor), or ISO (Independent Sales Organization), relationship to the card Association. Without a TPP or ISO relationship with the card Association, the Company would not be able to produce the card products for sale to consumers. The terms of these contracts will articulate the Company's responsibility to supply adequate customer service to answer consumer questions, and will define the card account parameters, i.e. the maximum amount the consumer can have on the card, and daily usage parameters for ATM withdrawals, etc. The bank has a schedule of fees for services provided to the card holder. The Company is charged these fees, and passes them on to the consumer each time a transaction that incurs a fee takes place. The Company currently has arrangements with 5 various banks, but this is subject to change.

         C) PROCESSORS. Banks require an approved processor have a relationship with the TPP or ISO so that all of the consumer transactions are tracked and debits/credits to the consumer card accounts are properly adjusted. The terms of these contracts will articulate how the Company will work with the processor to address fraudulent use of the cards, how any potential shortfall is addressed for a legitimate consumer load, and the availability of customer service information. Fraud risk is minimized in the US due to lower floor limits, (the ability of a store to process a transaction without a 'real time' verification of the card balance), and the fact that these cards are intended to be used in the US. With the checks and velocity use parameters in place, the Company has not experienced significant fraudulent use of cards to date. The processor has a schedule of fees for services provided to the card holder. The Company is charged these fees, and passes them on to the consumer each time a transaction that incurs a fee takes place. The Company currently has arrangements with 4 or 5 various processors, but this is subject to change.

         D) DISTRIBUTION PARTNERS. The relationship to the entities responsible for selling the card products to the retail store is a standard wholesale sales model. The Company sells the cards to the distributor at a wholesale price; the distributor then adds their margin and sells the card to the retail store. The retail store typically adds a margin, and sells the card to the consumer. Each entity in this chain is free to establish their own margins; the Company simply offers suggestions regarding market trends.

         E) AFFILIATIONS INVOLVED OR PARTICIPATING IN THE SIRE NETWORK. Morgan Beaumont currently has an agreement in place is In Person Payment ("IPP") that allows IPP to load cards that can be loaded on the SIRE network. The Company also has an agreement with IPrePay which is in the process of implementing the ability to load cards that can be loaded on the SIRE network through many of its 160,000 locations. Morgan Beaumont is also currently negotiating with several other money transmitters to allow them to load SIRE network loadable cards.

         F) OUTSOURCE/DESIGN/ PACKAGING SERVICES. Morgan Beaumont designs the majority of its products internally with the help of outside vendors experienced in the industry. These vendors also provide production and packaging services for the company. By using both internal and external sources for this activity, Morgan Beaumont uses this redundancy to reduce dependence on individual sources for its product's design and manufacture.

FEE ALLOCATION. Because the banks and processors charge the consumer fees for certain transactions, the Company is obligated to pass these fees through to the consumer. In some cases, this is a direct pass through with no added margin. In other cases, the standard fees charged to the consumer allow a small margin to be added prior to passing along to the consumer. The risks associated with these certain transactions are dependent of the type of program between the bank, the processors and the Company; some programs expose the Company to risk. Controls are placed on by each to manage and minimize the risk to each party. Below is a table of average fees paid by the consumer, but each bank and processor will set their own fee structure, so the table may vary to some degree for each bank.

               -------------------------------------------------------------
               CARDHOLDER FEE SCHEDULE PAYROLL                FEE'S
               -------------------------------
               -------------------------------------------------------------
               MONTHLY MAINTENANCE                            $4.95
               ATM DOMESTIC                                   $1.75
               ATM INTERNATIONAL                              $5.00
               ATM DECLINE/INQUIRY                            $1.00
               POS DOMESTIC                                   $0.75
               POS DOMESTIC DECLINE                           $0.75
               POS INTERNATIONAL                              $0.80
               POS INTERNATIONAL DECLINE                      $0.80
               BALANCE INQUIRY ONLINE                         FREE
               LIVE CALL WITH CSR                             $1/MINUTE
               LOST OR STOLEN CARD                            $20.00
               CARD LIQUIDATION                               $10.00
               RESEARCH REQUESTS                              UP TO $25/HR
               DORMANCY FEE                                   $7.50
               RETAIL LOAD                                    $4.95
               ACH CREDIT/DEBIT                               $1.25
               TRANSFER FROM                                  $1.00
               TRANSFER TO                                    $1.00

The above table is representative of a typical fee arrangement of the Company. There is no standard arrangement; the fees vary from program and arrangements the Company has with its third party processors.

ALLOCATION OF RISKS. Risks to the Company are limited. For some programs and arrangements of the Company, the risks are limited to the associated bank. For other programs and arrangements, the Company may be exposed to the risks associated with the card products as more fully described below. In each program and arrangement, controls are placed at each level of the transaction to minimize the risk to each individual party. Each program and arrangement has a different method of managing risk to each individual party.

FRAUD. The Company has experienced very little fraud. On debit cards, it is a cash-on-cash transaction. The debit card requires possession of the card and the actual personal identification number. Unless the bank processor makes a mistake, there is very little known risk with the debit cards at the time. In the event of a processor error, risk is on the processor. On a hologram card, the risk of fraud is primarily on the Company where the possibility of people purchasing the card products with intent to defraud.

If a bank fails to pay or do proper paperwork with the processor, MasterCard or Visa could turn off bank and all cards issued, even if the cards have credit balances loaded onto them.

MATERIAL RELATIONSHIPS

The Company's business plan requires interaction with a number of strategic partners to fully implement. These will primarily be banking and financial relationships to issue our card products, and distribution relationships to place our products into stores for sale to consumers.

Card Associations
-----------------

         All of the cards the Company produces which have a hologram logo on the front will require approval from the Card Association holding the trade mark for the hologram logo. The Company currently has approved products, and the requisite relationships with Visa and MasterCard. The Company is in the final stages of an agreement with Discover that will allow the Company to produce a Discover card. The Company pays an annual fee to the Card Association to maintain the program approvals.

Issuing Bank
------------

         Once an approval from a Card Association is obtained, the Company will require a relationship with an issuing bank. The banking relationship is structured in a manner that the Bank owns the card product produced by the Company, and also is the depository of the funds the consumer deposits to their individual card account for use in making purchases.

         The Company currently has this type of banking relationship with First Federal Bank of Ralls, Texas and Merrick Bank in Salt Lake City, Utah. The bank charges the issuing processor a fee for certain transactions the consumer conducts, which is collected at the time of the transaction by the processor and distributed to the bank. The bank also charges the Company a monthly fee to keep the card account active. This fee is collected by the issuing processor who distributes those funds to the bank and to the Company.

Issuing Processor
-----------------

         The issuing processor has necessary regulatory and banking approvals to conduct transactions from point of sale terminals and banks to apply credits and debits to the consumer cards. The Company has direct relationships with the processor to facilitate the consumer reconciliation of purchase and value loads to their card. WildCard Systems and National Card Services would be examples of our current relationships. The Company pays a fee to the processor for the initial set up of the card program and the processor charges a fee to the consumer for certain transactions performed by the consumer. These fees are collected by the processor and distributed to the appropriate party.

Distribution Partners
---------------------

         To place the Company's card products into the retail establishments that will sell them to the consumer, the Company formed strategic relationships with a variety of distribution partners that are currently selling a product or service to the stores the Company wishes to do business with. The Company's current strategy is to use pre-paid phone card distributors and agents that wish to add additional products to their line. Radiant Communications and iPrePay are examples of these companies. The financial arrangement between the Company and the distributor is a fairly typical wholesale situation. The distributor purchases the cards from the Company at a wholesale price and then sells the card products to the store with a margin added. There are some fees collected form the consumer, (the monthly maintenance is the most common) that the Company will pay the distributor a commission for. This is to encourage the distributor to continue providing service to the store so the consumer is satisfied with the features of the card product.

LICENSING REQUIREMENTS. The Company has obtained a National Association of Securities Dealer ("NASD") Federal Money Services Business License ("MSB"), which some states require. Additionally, due to the nature of the business the Company conducts, some states may require the company to obtain some type of Money Services Business License to sell or service the card products in that particular state. There is currently no clearly defined policy at a Federal or State level defining which segment of the business would require that type of licensing and which states will participate in requiring the license. The Company has engaged a law firm familiar with the current and emerging regulatory climate to provide guidance in obtaining all necessary licenses. Due to the changing regulatory situation, it is possible that a state we are doing business in that does not require a license, may change its opinion to say we do require a license. The Company has no ability to predict if that will happen, or what the period of time to obtain a license may be if it should occur. However, the Company has taken a proactive approach to this by regularly contacting the State agency in charge of those matters, and requesting updates on their policies. The Company anticipates this will provide adequate time to obtain any license that may be required.

The Company initially believed that its present and intended operations were not governed by specific state regulations and license requirements since the Company was never handling money itself, only providing a card and an electronic communications system for others to utilize. This was the Company's belief at the time it first filed this 10-KSB. Thereafter, the Company engaged a law firm in Nebraska which purported to be the national authority on debit card regulation. That firm advised the Company that it would need to file applications with State regulators in over 40 states. The Company learned this just prior to filing its S-2 registration statement and therefore included three risk factors related to this topic. Shortly thereafter, the Company began getting inconsistent and contradictory advice from its outside counsel. When the Company began inquiring about the inconsistencies, the law firm abruptly resigned.

The Company then conducted a search for counsel experienced in state banking and debit card regulations and ultimately chose and retained the national law firm of Pillsbury, Winthrop et. Al. The initial advice from new counsel has been substantially different than that of the prior firm and the Company no longer anticipates immediately seeking licenses in states that regulate debit cards. The firm is presently researching applicable state laws and regulations in preparation of the issuance of an opinion as to what states, if any, will require the Company to obtain a license.

ACQUISITIONS
------------

In December 2003, the Company acquired Typhoon (as defined above) for less than $200,000 and merged it into the Company. The Company acquired Typhoon for its IVR technology which the Company has incorporated into its business, as described in Item 1 of this report. The Company also acquired the employment of Erik Jensen, formerly the President of Typhoon. The Company issued stock as the purchase price for the acquisition of Typhoon.

HISTORY OF BUSINESS OPERATIONS OF THE COMPANY
---------------------------------------------

Pan American Energy Corp. ("Pan American" or "PAEC") was incorporated under the laws of Nevada on May 26, 2000 and planned principal operations of the Company commenced in 2000. Pan American was an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Pan American's business plan was to carry out exploration work on a mineral claim referred to as the Flint mineral claim in order to ascertain whether it possessed commercially developable quantities of gold, silver, lead or zinc.

Morgan Beaumont, Inc., a Florida corporation ("Morgan Beaumont"), was formed on July 10, 2000, as a sales and marketing company providing debit card products to the sub-prime consumer. Morgan Beaumont developed a strategy that launched a successful sales campaign, and shipped the first cards to consumers in late 2001. Morgan Beaumont had a relationship with only one Bank and one processor at that time. The Bank discontinued support of the debit card products in mid 2003 which prevented the company from engaging in any sales activities. Morgan

Beaumont began to cultivate multiple Banking and processing relationships, as well as undertake the development of value loading technology to bolster the company's ability to produce debit card products, and provide the services for these products the consumer was requesting. Sales of debit card products resumed in late 2004, and have continued into 2005.

On May 10, 2004, Pan American entered into a merger agreement pursuant to the Agreement with former Morgan Beaumont, which became effective with the State of Nevada as of August 6, 2004 (the "Merger"), however, since Pan American had not satisfied all of the conditions precedent under the Merger Agreement, the Merger was not completed until August 2004. Morgan Beaumont merged with and into Pan American, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc., a Nevada corporation. The business of the Company changed from oil and gas exploration development to the business of Morgan Beaumont, as described in this Report.

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

SUB-PRIME CREDIT CONSUMERS. According to CARDWEB.com, trade publications and the United States payment Card Information Network, "there are perhaps as many as 60 million un-banked consumers in the United States. Analysts estimate this group of un-banked consumers spends over $15 billion annually in check cashing and other financial services." These individuals may be unable to avail themselves of traditional credit and banking channels or to obtain a debit or credit card for a number of reasons such as, recent immigration to the US, bad credit history, lack of credit history due to divorce or age (i.e. students) or recent emergence from bankruptcy etc. Prepaid debit and cash cards are attractive alternatives to these individuals.

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

SALES AND MARKETING
-------------------

The Company primarily markets its products to consumers that for a variety of reasons do not have a traditional banking relationship. The reasons are primarily, but not exclusively, due to a credit score banks are uncomfortable with.

To conduct the necessary transactions for bill payments, these consumers rely on alternative financial products, such as money orders, to pay their bills. The Company has established marketing tools and information it provides to the various retail merchants that sell money orders and similar products to provide information to consumers about the use of Money/Stored Value cards. The consumer can then make an informed decision about the alternatives to using money orders for some of their transactions. The demographic of the average customer for the Money/Stored Value card products offered by the Company will not be defined by age or the geographic region they reside, but will most frequently be targeted on individuals with a lower income and credit challenged.

The Company uses a distribution methodology to get its products into the retail locations where they can be purchased by consumers. This requires the Company to identify companies selling other products or services into the types of retail establishments commonly used by its target consumer. iPrePay and eCHEX/Acosta are examples of these companies. The Company's contracts with iPrePay calls for the roll out of 10,000 locations, and its contract with Acosta calls for the roll out of 450 locations in the first wave of deployment. These locations may be convenience stores, gas stations, grocery stores and may be individually owned stores, or small to medium sized chains. These merchants are located in the 48 contiguous states, with a slightly higher concentration in the southern half of the USA. The Company currently has sold approximately 55,000 cards to its consumers as of December 2004, but expects this number to increase. The Company's sales and marketing will pivot around five key strategies:

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

TARGET MARKETS. Based on a July 2004 article published on the Federal Reserve Bank of New York's website, "the stored value card market is growing and evolving rapidly. According to industry estimates, more than 2,000 stored value programs are available, with roughly 7 million Visa- or MasterCard-branded stored value cards in the marketplace. There are approximately 20 million users and that figure is expected to more than double to 49 million users by 2008. In 2003, stored value cards were used to make $42 billion in transactions. By 2006, over $72 billion in stored value transactions are expected. Experts put this industry in the introductory or early growth stage of the product life cycle, suggesting that there is substantial growth potential in the years ahead. These industry figures include all stored value cards, such as multipurpose general spending cards, payroll cards, government benefit cards, child support payment cards, merchant gift cards and telephone cards."

MARKETING EMPLOYEES
-------------------

The function of the Company's marketing employees is to ensure the adequate exposure to each of the channels discussed above in the foregoing section. The Company's sales efforts target all market segment audiences through these direct and indirect channels. The Company maintains its own direct sales force targeting consumers that for a variety of reasons do not have a traditional banking relationship. The reasons are primarily, but not exclusively, due to a credit score banks are uncomfortable with. The indirect sales channel will use the sales force of the Company's partners to offer its products and services to its end-users. The Company shares revenue with its partners to achieve this purpose. To gain market presence and market share overseas, the Company plans to team with leading distributors, resellers and system integrators that have strong industry backgrounds and market presence in their respective markets and geographic regions.

CUSTOMER RELATIONSHIP MANAGEMENT
--------------------------------

Excellent selling skills and professional customer service are vital in the Company's type of business. Therefore, the Company has, and will, continue to contract with the most professional direct sales and internet marketing organizations in the United States, Mexico and South America, to handle its direct sales activity.

The Company's handling of all bilingual customer service is currently shared between in-house and outsource customer service. Its customer service department is scaleable to handle one or multiple programs. The Company also has relationships with third party firms who wish to provide its customer service, as needed.

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

CUSTOMER SUPPORT
----------------

The Company provides customer support 24 hours a day, seven days a week by contractual agreement. The Company's customer support service consists of two tiers. In an effort to improve customer satisfaction, the Company is currently in deployment of new tools designed to allow customers to access standard reported metrics through a secure Web interface. These tools will also facilitate the Company's ability to track recurring customer issues that will identify opportunities for service improvements.

COMPETITION
-----------

The markets for the financial products and services offered by the Company are intensely competitive. The Company competes with a variety of companies in various segments of the financial service industry and its competitors vary in size, scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and card solutions. The Company faces a number of competitors in the debit card and payment market. It also faces competition from in-house technology departments of existing and potential clients who may develop their own product offerings. The Company believes it competes with other providers of money and stored value cards services on the basis of the following factors:

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

Management of the Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that it has licensed proprietary rights from third parties. The Company's proprietary intellectual property consists of:

         (1) Interactive Voice Response ("IVR") software, to provide access to information in a database using a telephone and DTMF or voice for queries;
         (2) Customer Relationship Management ("CRM") software, for use in customer service applications that require tightly integrated and customizable interaction;
         (3) Software for various Point of Sale ("POS") terminals, with functionality to facilitate non-cash transactions for barter exchanges using either IVR or magnetic card transactions; and
         (4) Application server and Web server software, to provide the business logic necessary for proper data transmission of all transactions that may be initiated for any of the applications listed above. This software is a very complex set of technologies with many distinct components, but requires the use of all parts.


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

MOST STATES REQUIRE THE COMPANY TO UNDERGO A DIFFICULT AND COSTLY PROCESS OF OBTAINING LICENSES TO LOAD OUR STORED VALUE CARDS. Approximately 40 states have established laws or regulations requiring entities taking or loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal banking charter and is operating from a licensed bank branch. The Company has engaged counsel to contact the authorities of each state in which it conducts business to determine its compliance needs. In the interim, the Company intends to continue to rely upon the licenses of its affiliated banks. Some states may require the Company to obtain its own license to conduct money loading operations. This may mean that in order for the Company to be able to conduct its card loading operations, it will be required to apply for and obtain licenses in nearly every state in which the Company loads money on to cards. This process will include the Company retaining special attorneys to assist it in the application process. The Company will have to file an extensive license application in each such state. The Company will have to post bonds to operate in those states and pay filing fees which range from $1,000 to $100,000 per state. The Company will also have to qualify to do business in each such state and thereafter file tax returns and be subject to service of process in each state. In the best case scenario it will take at least 9 months to obtain all of the necessary licenses. The Company does not presently know if it will be able to obtain all of the licenses the Company needs to fulfill existing and proposed contracts. The Company also does not know if it will be able to obtain the funding necessary to purchase the approximately $6,000,000 in bonds necessary to secure all of the licenses. In most states the Company will have to obtain the bonds prior to applying for the license.

OTHER STATES MAY ADOPT EVEN MORE STRINGENT LICENSING RULES AND REGULATIONS. The Company anticipates that many of those states will later adopt regulations or laws with which it will be required to comply. There were over one hundred stored value bills introduced in state legislatures in the first half of 2004 alone. The Company expects regulation of this industry to only increase and become more complicated. Regulatory and tax intensive states such as California will likely adopt a typically complex and heavily regulated scheme. The lack of license requirements in states such as California is more likely a result of their legislature's inability to function effectively rather than the lack of desire to tax and regulate. It may be even more costly or difficult for the Company to comply with the new state regimes and more stringent rules and regulations adopted by state and federal government agencies. These regulatory structures could prove too expensive or complicated for the Company to comply with on a cost effective basis or at all.

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

THE COMPANY HAS NOT BEEN PROFITABLE AND EXPECTS FUTURE LOSSES. The Company incurred a net loss of $1,031,335 for the nine months ended September 30, 2004. Operating expenses for the nine months ended September 30, 2004, including non-cash items of $92,677, were $2,896,467. The Company has not achieved profitability in any quarterly or annual period since inception and expects to continue to incur net losses for the foreseeable future. Although revenues have grown in recent quarters, the Company cannot be certain that it will be able to sustain these growth rates or that it will obtain sufficient revenues to achieve profitability. Even if the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company expects that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.

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

SECURITY AND PRIVACY BREACHES OF THE COMPANY'S ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT THE COMPANY'S GROWTH. Any failures in the Company's security and privacy measures could have a material adverse effect on its business, financial condition and results of operations. The Company electronically transfers large sums of money and stores personal information about consumers, including bank account and credit card information, social security numbers and merchant account numbers. If the Company is unable to protect or consumers perceive that it is unable to protect, the security and privacy of its electronic transactions, the Company's growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

         o cause the Company's customers to lose confidence in its services;
         o        deter consumers from using the Company's services;
         o        harm the Company's reputation;
         o        expose the Company to liability;
         o increase the Company's expenses from potential remediation costs; and

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

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES
----------

The Company's corporate headquarters is located in a 3,200 square foot facility at 2280 Trailmate Drive, Suite 101, Sarasota, Florida 34243, telephone number:
941-753-2875. This facility is leased, with a base monthly rent of $2,813.
This lease expires on November 2006. The Company anticipates that its current facilities may soon be inadequate for its operations and it may need to seek additional space as it expands its operations and employee base.

The Company has established a branch office located in a 1,200 square foot facility at 41892 Enterprise Circle South, Temecula, California 92590. This facility is leased with a base monthly rent of $1050. The lease expires on June 30, 2005.

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

MORGAN BEAUMONT, INC. V. FIRST NATIONAL BANK OF CENTRAL TEXAS, FISCRIP,
-----------------------------------------------------------------------
TRANSEND, SUPERIOR BANK, FINANCIAL SERVICES INTERNATIONAL, VIRTUAL MONEY,
-------------------------------------------------------------------------
OPTIMUM PAY, CASE NO. 8:03-CV-2499-T-17MAP (MIDDLE DISTRICT OF FLORIDA):
------------------------------------------------------------------------

Suit was filed by the Company in Federal Court in Tampa, Florida in April 2004, against the defendants named above, maintaining that the banks and processors named failed to submit paperwork to MasterCard on Morgan Beaumont card programs while approving the programs and advising the Company that MasterCard authorized the shipment of Morgan Beaumont cards to its customers. The card program was canceled by MasterCard due to the bank's failure to properly submit the appropriate applications. The Company is seeking recovery of costs as well as damages in excess of $75,000. No trial date has been set.

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

Approval of the reverse split required the affirmative consent of at least a majority of the outstanding shares of common stock of Pan American. Majority Stockholders holding a total of 34,000,000 shares of common stock (56.36%), had agreed to this action.

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

Detailed background information on the new officers and directors is discussed in Item 9 on Page 44.

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

FISCAL QUARTER ENDED                                        HIGH           LOW
--------------------------------------------------------------------------------
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

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The market information for the Company's shares for the periods after August 2004 relate exclusively to the business as presently operated. The Company is not aware of any sales or transfer of shares of the Company in any private transactions.

The Company's shares are also currently trading on the Berlin Bremen and Frankfurt Stock Exchanges. However, the trading on these German-based markets is involuntary and not authorized by the Company. Please see a more detailed discussion in Item 8B on page 43 of this report.

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

Marshall's default under the Promissory Note (the "Note") would entitle the original shareholders of the Morgan Beaumont ("Original Shareholders") and Morgan Beaumont to rescind the merger. As part of the partial rescission of the merger, Marshall has agreed to deliver to the Original Shareholders a total of 1,000,000 free trading shares of the Company's stock acquired by the Pan American shareholders in the merger, which will be divided pro-rata by the Original Shareholders based upon their pre-merger stock ownership of the Company.

The Company and Marshall agreed to modify the Promissory Note to provide for extended payment terms on the remaining principal balance of the Note and, in further consideration of and exchange for the Note and the waiver of past penalties and default interest, Marshall agreed to pledge 2,400,000 shares of common stock (the "Pledged Shares") of the Company to be used at the discretion of the Company, subject to Board approval as security for the performance of Marshall's obligation under the Note. In exchange for the partial rescission, the Note and the other terms set forth above, including the Pledged Shares, the Company and the Original Shareholders agreed to waive the right to fully rescind the merger and to enforce the terms of the original Promissory Note.

The legal costs to the Company in the event of a default are approximately $6,000. Additionally the default caused a six-month delay the issuance of card programs and by so doing delayed revenue generation from these card programs. The Company estimates that the additional cost of this delay was approximately $300,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS
------------------

SUMMARY.

Information prior to August 24, 2004 (the date of the reverse acquisition) related to or predecessor entity, Pan American, has been omitted. From a legal perspective, Pan American is the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, Morgan Beaumont is treated as though it acquired Pan American. Therefore, all financial information presented in this 10KSB includes Morgan Beaumont's standalone results from the period July 10, 2000 (date of incorporation) to September 30, 2004.

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

LACK OF PROFITABILITY OF BUSINESS OPERATIONS SINCE 2001. The Company was initially focused exclusively on the sales of the Products. It became apparent there was a flaw in solely focusing on the sales of the products, so management made the decision to expand its focus to include the development of a process to allow the consumer to perform value loads in a retail environment. The time and expense of developing the process and associated technology kept the Company from achieving profitability.

Moreover, when the Company started some sales in 2001, those efforts were halted due to an issue involving MasterCard and the issuing bank programming deviancies that the bank had in supply paperwork to MasterCard on Morgan's programs; Morgan stopped shipping the Products and had been working with multiple banks processors to develop a program with the bank, MasterCard and Visa approval. The Company instituted a suit against that issuing bank as described in Item 3 of this report. During that time, the Company had also been developing processes and technology to allow cards to be loaded on the cards. Additionally, the Company's revenues were initially used to maintain operations. The Company needed to raise additional revenue to proceed with operations and launch the Company's programs, products and services.

However, this process is now well defined and the technology has been rolled out in a limited release and is now ready for all of our strategic partners to commence rolling out in a general availability mode. We anticipate profitability will occur when we have approximately no less 50,000 retail load locations operational and approximately 100,000 to 150,000 cards actively used by consumers and a sufficient number of POP in the geographic location which are higher in density in cardholders. Profitability is also dependent on the expansion of load stations and the expansion of the programs for the card products.

SALES AND REVENUES. Revenues for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $58,602, $355,872, and $590,219 respectively. Revenue was down in the nine months ended September 30, 2004 by eighty-three percent because MasterCard cancelled the Company's program through First National Bank of Central Texas as disclosed in Item 3 Litigation. The program was not replaced until July and therefore sales were not made nor were significant revenue earned from April 2004 to July of 2004. During the nine months ended September 30, 2004 the Company had an average of approximately 5,800 Points of Presence ("POPS") excluding the approximate 15,000 Bank of America locations that can load some of the Company's products. These POPS were restricted to loading our cards and did not market the Company's cards. Cost of Sales for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $35,833, $186,245, and $316,162 respectively. The eighty-one percent decline in 2004 was the result of reduced revenue in the reporting period.

During fiscal year 2005 the Company intends to expand the number of access points; Morgan Beaumont has in place contracts that management believes have the potential to grow its access points to over 100,000 POPS. These POPS will now sell or load (or both) debit/ATM and stored value hologram cards to the public. The Company has four sources of sales and revenue: initiation fees, subscription fees, transaction fees and financial "float." It generates income from the sale of the Morgan Beaumont Money Card, the Morgan Beaumont Stored Value MasterCard, its monthly maintenance fees associated with keeping the card active and from transaction fees. Income is also generated at the SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases. Additional revenue is generated at the IVR when consumers activate their card and "up sell" opportunities at the IVR level. Future potential products for consumers to purchase at this level include Discount Health Benefits, Discount Medical Benefits, Road Side Assistance and Vacation offers.

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

DECLINE IN REVENUE THROUGH DECEMBER 2004. As described in Item 1 of this report, Morgan Beaumont merged with and into Pan American in August 2004, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc. However, the Company incurred additional expenditures with the Pan American shell during the period ending December 2004, because the money to purchase the shell was late and the structure shell was not what represented.

During the development of the processes and technology for the retail based SIRE Network as described above, there was a decreased emphasis on sales of new cards due to the market research showing consumers unwillingness to actively use the card products without a suitable value load solution. The decline in revenue is attributable to the decreased sales effort and the merger with Pan American. The

Company also had difficulty obtaining a quality issuing bank. In August 2003, the Company lost its issuing bank when the bank lost its MasterCard certification. The Company was not able to ship cards products until the first quarter of 2005. In this period of time, the Company was focusing with on the approval of processes, establishment of bank relationships, development of the Company's technology and the approval by the banks institutions. The Company filed a lawsuit with the responsible bank for damages as described in Item 3 of this report on page 18.

OPERATING EXPENSES. Selling, General and Administrative expenses for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $1,029,125, $1,118,753 and $2,896,467, respectively. The decline in operating expenses of eight percent for the period ended September 30, 2004 compared to the year ended December 31, 2003, was primarily attributable to the reduced period of time covered in the reporting period. When comparing the average expenses per month during the reporting period, they actually increased twenty-three percent to a $114,347 average per month versus an average of $93,229 per month in the prior period as a result of the following significant expense items.

STOCK BASED COMPENSATION AND OTHER NON CASH EXPENSES was $92,677, $772,030 and $1,277,315 for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004, respectively. The eighty-eight percent decrease in 2004 compared to 2003 in these expenses were primarily related to the fact that employee compensation in 2004 was primarily paid with cash as opposed to 2003 when a significant portion of its salary and wages was paid with stock.

EMPLOYEE COMPENSATION AND BENEFITS increased from $248,430 to $624,972 for the twelve months ended December 31, 2003 compared to the nine months ended September 30,2004 respectively. The increase of one hundred and fifty two percent was due to the addition of Typhoon employees as well as the payment of many employees with cash who had been paid with stock in the twelve months ended December 31, 2003.

PROFESSIONAL AND CONSULTING FEES increased seven hundred ninety-three percent from $15,796 for the year ended December 31, 2003 to $141,116 for the nine months ended September 30, 2004, because of the professional services related to the business combination with Pan American and the Company's filings with the SEC.

PURCHASE OF IN PROCESS RESEARCH AND DEVELOPMENT was $153,190 during the year ended December 31, 2003, which was related to the excess of the purchase price paid over the fair value of the net assets acquired of Typhoon Voice Technologies, Inc.

IMPAIRMENT OF LONG LIVED ASSETS amounted to approximately $43,200 for the nine months ended September 30, 2004. Statement of Financial Accounting Standards
(SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets during the nine months ended September 30, 2004 and determined that certain impairment losses were necessary.

LOSS FROM OPERATIONS. As a result of the above, the Company's net losses increased eight percent to $1,031,335 in the nine months ended September 30, 2004 from $954,974 in the twelve months ended December 31, 2003. From inception the Company has lost $2,654,937. The average loss per month in the twelve months ended December 31, 2003 was $79,581 compared to $114,593 for the nine months ended September 30, 2004, a forty-four percent increase. The increase in the loss related to the lack of an actively shipping product during the majority of the period ended September 30, 2004 while the Company increased staffing and marketing activities. The Company also spent a substantial amount of its time securing adequate funding and completing the merger with PAEC.

LIQUIDITY AND CAPITAL RESOURCES.

From inception to September 30, 2004, the Company raised $310,063 from sales of its common stock, borrowed on notes payable a total of $97,912 and received $971,051 of payments under a note receivable from Paul Marshall, a stockholder. The Company used these proceeds to fund operating activities of $1,056,035, to purchase property and equipment of $148,249 and to purchase certain assets of Typhoon Voice Technologies for $5,000. On September 30, 2004, the Company had a cash balance of $121,832 which was not sufficient to operate the Company in fiscal year 2005. Management under took efforts to raise additional capital to enable the Company to continue to operate. Subsequent to September 30, 2004 and through May 15, 2005, the Company received an additional approximate $2,075,000 under the aforementioned note receivable from Paul Marshall and approximately $1,425,000 from the sale of the Company's common stock. After paying outstanding liabilities, financing operations and additional investments in technology, the Company has approximately $606,000 of cash available at May 15, 2005.

Management does not believe these funds will be sufficient to fund operations for the foreseeable future and the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, the Company's operations have primarily been funded through private equity, and the Company expects to continue to seek additional funding through private or public equity and/or debt financing. Finally, the Company expects that operating revenues from the sales of its products and other related revenues will increase. However, there can be no assurance that the funds the Company has in place will be adequate to meet its cash flow needs for the year ended September 30, 2005 or that the Company will be able to fund any cash shortfalls through additional debt or equity capital and/or any cash generated by its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Management will require additional capital resources for the expansion of the Company's marketing and further improvement of its technology as well as to improve the financial controls over the Company. The Company is adding additional experienced personnel in Marketing, Technological and Finance in order improve market penetration and profitability.

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

Internal-Use Software
---------------------

The Company accounts for costs incurred for internal-use software in accordance with Statement of Position No. 98-1 "Internal Use Software" ("SOP No. 98-1"). Under SOP No. 98-1, the Company is required to capitalize certain development costs related to internal-use software. The externally purchased developer kits for use in the development of Point of Sale (POS) software are being amortized over the useful life.

Stock-Based Compensation
------------------------

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

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of the Company as of and for the various periods ended September 30, 2004, and for the year ended December 31, 2003 are included in this report following page 59 at the pages indicated:

                                                                                            Page
                                                                                            ----
Report of Independent Registered Public Accounting Firm.................................... F-1

Financial Statements as of and for various periods ended September 30, 2004, and for the year ended December 31, 2003:

         Balance Sheet....................................................................  F-2

         Statements of Operations.......................................................... F-3

         Statements of Stockholders' Equity (Deficit)...................................... F-4

         Statements of Cash Flows.......................................................... F-6

         Notes to Financial Statements..................................................... F-7

ITEM 8. CHANGES IN CERTIFYING ACCOUNTANTS.

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

         o Deficiencies related to the internal control environment. The Company has determined that for the period ended September 30, 2004, it had deficiencies due to inadequate staffing in its accounting department and the lack of a full-time Chief Financial Officer. The Company has hired a Chief Financial Officer subsequent to year end and expects these controls will improve during the fiscal year end 2005.

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

ITEM 8B. OTHER INFORMATION

Unauthorized Listing on Berlin and Frankfurt Exchanges
------------------------------------------------------

The Company believes that the price of our shares has been affected by short sales by unknown groups and by the involuntary listing of our shares in the unregulated Berlin Stock Exchange and the Frankfurt stock Exchange. Those exchanges are known to permit "naked shorts" Shortly after the Merger, the Company learned that its shares had been listed for trading on the Berlin Bremen Stock Exchange and Frankfurt Stock Exchange, without the Company's consent by a man named Rainer Bergmann. In one instance, Mr. Bergman identified himself as working for RG Securities AG in Frankfurt, Germany, in the listing of the Company's shares on the Frankfurt Exchange. In the other instance he identified himself as working for European Investment Services in Griesheim, Germany. In both instances he tried to bill the Company for his services and pretended to have had prior instructions and communications from the Company's CEO, however the Company's CEO had never heard of him or spoken with him before and never sought to list the Company's shares on any other exchange. Shortly after the Company learned of the listings on those exchanges, the Company's share price experienced a significant drop. The Company thereafter learned that the Berlin Bremen Stock Exchange is known as a facility that permits "naked shorts" and create an environment for the speculation in shares that is not permitted under US Law. Naked short selling has been perceived as a problem in the United States because of the short-selling financial strategies implemented by hedge funds and others that were financing cash-strapped OTC Bulletin Board Companies. A hedge fund would reach an agreement to buy a certain number of shares from a company based on, say, 20 percent discount of the trading price for the last five days prior to a funding short selling of that company's shares, with the idea it didn't need to borrow shares for its short selling because it could provide the shares once it received them from the company on the funding date. Meanwhile, the naked short selling would force the price of the company's stock down far below what it was on the agreement date. So the hedge fund would receive the shares at a 20 percent discount of a much lower share price. The Company has no direct evidence however that listing its shares these exchanges had any impact on the price of the Company's shares, but our shares have also experienced a significant increase in price since October 1, 2004. The Company and its attorneys contacted Mr. Bergmann and instructed him to cause the Company's shares be de-listed from the exchanges. Mr. Bergmann and the Frankfurt Stock Exchange have not responded to the Company's demands. The Berlin Bremen Stock Exchange responded by twice refusing to de-list the shares. The Company intends to continue to seek the de-listing of its shares on those exchanges. The Company has also lodged a complaint with the Securities and Exchange Commission, the NASD-OTC Bulletin Board, the United States Embassy in Germany and the German Embassy in Washington, D.C. It may be necessary for the Company to bring an action against the Berlin and Frankfurt exchanges.

The Company does not believe that it is reasonable to expect the unauthorized listing to negatively impact the financial statements of the Company or its shareholders.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of September 30, 2004. As described below, certain officers and directors have resigned or assumed new positions.

Name                                  Age    Position                                             Since
----                                  ---    --------                                             -----

Clifford Wildes                       54     Chief Executive Officer, Treasurer and               2001
                                             Director

Kenneth Craig (1)                     50     Chief Financial Officer, Secretary and               2002
                                             Director


                                                      44

Erik Jensen (2)                       46     President, Chief Operating Officer and Director      2003

James Smith III                       38     Chief Technical Officer                              2004

Rod Braido (2)                        59     Vice-President and Director                          2001

Mark Brewer                           46     Director                                             2002

Virgil "Brother" Sandifer, Jr.        49     Director                                             2004

Benjamin J. Bond                      63     Director                                             2004

Theodore Misiewicz (2)                45       Director and Chief Financial Officer               2005

(1) Effective January 2005, Ken Craig became Chief Operating Officer of the Company and Theodore Misiewicz took over as Chief Financial Officer.

(2) Effective January 2005, Rod Braido resigned as a member of the Board of Directors and Theodore Misiewicz was appointed to the board to fill the vacancy.

CLIFFORD WILDES - Chief Executive Officer, Director and Founder. Mr. Wildes has been with Morgan Beaumont since it was commenced operations in 2001. Mr. Wildes has over 20 years of executive management experience in private and public companies. Prior to serving in roles as CEO, COO, CFO, President and Founder of the Company, Mr. Wildes was CEO and Founder of several companies within the hi-tech sector, as well as business consulting services. Mr. Wildes is the former founder and CEO of Microtech International Inc., a private company that he sold to a Japanese public company in 1995. He was also the founder and CEO of Nova Interactive Inc., which he sold to a public company in 1997. From 1997 to 2001, Mr. Wildes consulted, or has been employed with, various public companies holding positions as their CEO, COO and Vice President, interfacing with SEC and managing the operations of those companies. Mr. Wildes was the founder and President of Meridian Capital, Inc. from 1997 to 2004, which is currently still open but inactive. In January to November 2000, Mr. Wildes was a member of MacKenzie Shea, a business consultant firm active in consultation. As such, Mr. Wildes was placed as officer or director of several companies in need of management or operational guidance on a temporary basis. Mr. Wildes received a Bachelor of Science degree in Political Science and Economics from the University of Massachusetts (formerly "Boston State College") at Boston in 1972.

KENNETH CRAIG - Chief Financial Officer and Director; effective January 2005, Chief Operations Officer and Director. Mr. Craig has an extensive background in the operations of public and private companies, having served as CEO and President, or Vice President of various companies, for the past 20 years. These companies include, ICT Worldwide, Inc. where he acted as Vice President, which required extensive international travel and interface with Foreign Governmental Ministries and the Business and Trade Divisions of the U.S. Embassy; Global Resources Group, Inc. where he served as CEO for their public registration, PPM, as well as conducted in-depth interface with SEC. Additionally, he is the past

CEO and President of Divot Golf Corporation, Miller Golf Products and Renaissance Golf Products, Inc. Mr. Craig was Division President of Wiltel Communications, a Williams Company, and is a licensed attorney in Mississippi and Texas. Mr. Craig received a Bachelor in Business Administration (Accounting
Area) from Stetson University in 1976 and a Juris Doctorate from University of Mississippi in 1980.

ERIK JENSEN - President, Chief Operating Officer and Director; effective January 2005, President and Director. Mr. Jensen has co founded and sold a number of technology start up companies over the past 15 years. Prior to joining the Company, Mr. Jensen was President, Director and Co-Founder of Typhoon Voice Technology from 2001 to 2003, a software development company described in Item 1 of this report, which was acquired by the Company. From 1999 to 2002, Mr. Jensen was Technology marketing manager for all VoIP solutions. He has extensive experience in the telecommunications industry and related technology. He has held executive positions at Callware Technologies and Comdial Corporation, which is currently active. Mr. Jensen has studied Business Administration and Management Information Systems from 1977 to 1988.

JAMES SMITH III - Chief Technical Officer. Mr. Smith has over 15 years experience creating world class software solutions in various arenas. Prior to starting with the Company, Mr. Smith co-founded Typhoon Voice Technologies, which was acquired by the Company, where he was the Chief Technology Officer and Chief Technical Architect of the Activate Manager IVR system. From 2000 to 2003, Mr. Smith was the Senior Internet Software Engineer of Comdial, which is currently active. From 1999 to 2000, Mr. Smith was the Team Leader/ Internet Software Engineer of Merant Interactive, which is currently active, where he created complex innovated Internet Solutions. From 1992 to 1999, he was TSM Engineer IV, TSM Engineer III, and TSM Engineer II of Alcatel Network Systems, which is currently active, where he developed software for SONET Telecom gear. >From 1989 to 1992, Mr. Smith was the Associate Programmer of International Business Machines and from 1986 to 1988, he was the College Co-op of International Business Machines, which is currently active. Mr. Smith received a Bachelor of Science in Computer Science from Michigan State University in 1989 and is expecting to receive his Masters of Business Administration at Ellis College in 2006. Mr. Smith resigned from the Company January 2005.

ROD BRAIDO -Vice President, and Director; effective January 2005, Vice President. Mr. Braido has over 25 years of experience in the Computer Hardware and Semiconductor Industries. Mr. Braido heads up the Company's west coast office. Mr. Braido was most recently Vice President of Strategic Programs at Bell Microproducts (NASDAQ:BELM). Mr. Braido was a partner in Meridian Capital, Inc. Mr. Braido served as a Chief Executive Officer of the Company in its start up stage. In 1998, Mr. Braido, as the founder, held the positions of President and Chief Executive Officer of NetAttach, Inc. VA Linux System of Santa Clara, Ca, acquired NetAttach in April of 2000, (NASDAQ: LNUX). Prior to founding NetAttach, Mr. Braido was Senior Vice President of computer product sales and Senior Vice President and general manager of Bellstor Memory Systems, a division of Bell Microproducts. From 1989 to 1996, Mr. Braido was Vice President of World Wide Sales and General Manager of the systems division of SyQuest Technology. Mr. Braido worked with Mr. Wildes when he was Vice President of Sales and Chief Operating Officer with Microtech International Inc. Prior to 1987 Mr. Braido served with National Semiconductor (NASDO: NSM), for over 10 years, in a number of sales management roles.

MARK BREWER - Director. Mr. Brewer has served as the Marketing Director for One World Nutrition, a nutritional supplement company, since January 2003. He is the Managing Director of Novus Capital Investment Fund. Since May of 2002, he has served as Vice President of Lighthouse II, Inc., a marketing company. From 1997 to 2002, he has also served as President of HydroMaid International, manufacturers of water-powered disposal units. Mr. Brewer attended the University of Phoenix where he received a Bachelor of Arts in Business Administration in 1985.

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

THEODORE MISIEWICZ - Effective January 2005, Director and Chief Financial Officer. Mr. Misiewicz is a certified public accountant. He is a financial and operations professional with more than twenty years of extensive operational responsibilities in a wide variety of industries including computer manufacturing, Licensing Financial Services, Affinity Marketing, the Gift Market, Collectibles, Syndication and Consulting. Mr. Misiewicz was director and manager of corporate accounting for QMS, Inc. from 1985 through 1994. During the course of his employment, that Company grew from approximately $50 million in sales to over $300 million as a public corporation. From 1994 through 1995, Mr. Misiewicz was Vice President of Finance & Administration for Jordan American Holdings, Inc. where he was responsible for all corporate financial and administration of the publicly traded holding company including accounting and budgeting. He accomplished the tax-free spin-off of an unprofitable division that served to materially reduce the shares and increase the book value per share. From 1996 through 2000, he was secretary and treasurer for Mill Pond Press, Inc. Mr. Misiewicz was Chief Financial Officer of Atlantic Syndication from 2000 through 2004 and Senior Executive Analyst for American Management Services from March 2004 through May 2004. Mr. Misiewicz attended Western Michigan University where he received a Bachelor of Business Administration.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

To the best of the Company's knowledge, during the past five years, no present or former director, executive officer or person nominated to become a director or executive officer of the Company:

         o filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing ,or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
         o was convicted in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
         o was the subject of any order, judgment or decree, not subsequently reverse, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/ her involvement in any type of business, securities, or banking activities; or
         o was found by court of competent jurisdiction in a civil action, by the EC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

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

EMPLOYMENT AGREEMENTS
---------------------

The Company's Executive Officers each have employment agreements that were renegotiated after the end of the Company's fiscal year end, under thee terms set forth below:

CLIFFORD WILDES

Cliff Wildes entered into a three (3) year employment agreement pursuant to which he will receive an annual salary of $185,000 for the first year, $205,000 for the second year and $225,000 for the third year. Mr. Wildes will receive options to purchase 3,250,000 shares of common stock at $0.20 per share, vesting 1,625,000 as of October 1, 2004, vesting 812,500 as of September 30, 2005, and vesting 812,500 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). He will also receive a $750 per month automobile reimbursement, a performance-based bonus and bonus upon sale of the Company and certain medical and other benefits. Mr. Wildes also received a signing bonus of $75,000 in exchange for cancellation of the antidilution protections set forth in his prior employment agreement. A copy of the employment agreement is attached hereto as Exhibit 9.1.

KENNETH CRAIG

Kenneth Craig entered into a three (3) year employment agreement pursuant to which he will receive an annual salary of $165,000 for the first year, $180,000 for the second year and $195,000 for the third year. Mr. Craig will receive options to purchase 2,500,000 shares of common stock at $0.20 per share, vesting 1,250,000 as of October 1, 2004, vesting 625,000 as of September 30, 2005, and vesting 625,000 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). Mr. Craig will also receive a $650 per month automobile reimbursement, a performance-based bonus and bonus upon sale of the Company and certain medical and other benefits. Mr. Craig also received a signing bonus of $75,000 in exchange for cancellation of the antidilution protections set forth in his prior employment agreement. A copy of the employment agreement is attached hereto as Exhibit 9.2.

ERIK JENSEN

Erik Jensen entered into a two (2) year employment agreement pursuant to which he will receive an annual salary of $125,000 for the first year and $145,000 for the second year. Mr. Jensen will receive options to purchase 750,000 shares of the common stock at $0.20 per share, vesting 250,000 as of October 1, 2004, vesting 250,000 as of September 30, 2005, and vesting 250,000 as of September 30, 2006. Mr. Jensen will also receive a signing bonus of $15,000, a performance-based bonus and a bonus upon sale of the Company and certain medical and other benefits. If Mr. Jensen is terminated without cause, he will be paid in full for all pay, benefits, overrides, commission, vacation pay, personal days, bonus and stock or options. A copy of the employment agreement is attached hereto as Exhibit 9.3.

JAMES F. SMITH III

James F. Smith III entered into a two (2) year employment agreement pursuant to which he will receive an annual salary of $95,000 for the first year and $102,000 for the second year. Mr. Smith will receive options to purchase 150,000 shares of the common stock at $0.20 per share, vesting 50,000 as of October 1, 2004, vesting 50,000 as of September 30, 2005, and vesting 50,000 as of September 30, 2006. Mr. Smith will also a signing bonus of $10,000, a car allowance of $400 per month, a bonus upon sale of the Company and certain medical and other benefits. If Mr. Smith is terminated without cause, he will be paid in full for all pay, benefits, overrides, commission, vacation pay, personal days, bonus and stock or options. A copy of the employment agreement is attached hereto as Exhibit 9.4. Mr. Smith resigned from the Company in January 2005.

CONSULTING AGREEMENTS
---------------------

The Company has engaged several financial consultants to assist it in its operations, since the date of its fiscal year end, under the following agreements and terms:

CONSULTING AGREEMENT WITH SCOTT CHRISTIE

The Company has entered into a Consulting Agreement with Scott Christie to advise the Company on Financial business and investor matters. The Agreement is for a term of two (2) years, it is terminable by either party on 30 days notice and provides for the Company to pay Scott Christie a monthly fee of $4,000 and issue 500,000 nonqualified stock options to Mr. Christie exercisable at $0.20 per share on a cashless basis, vesting 100,000 options immediately and 100,000 for the following four quarters. A copy of the Consulting Agreement was attached to the Company's Form 8-K dated December 12, 2004 and is incorporated herein by this reference. Effective April 1, 2005, the consulting agreement with Mr. Christie was terminated.

CONSULTING AGREEMENT WITH ANDREW NEITLICH

The Company has entered into a Consulting Agreement with Andrew Neitlich to advise the Company on Financial business and investor matters. The Agreement is for a term of two (2) years, it is terminable by either party on 30 days notice and provides for the Company to pay Andrew Neitlich a monthly fee of $2,000 and issue 240,000 nonqualified stock options to Mr. Neitlich exercisable at $0.20 per share on a cashless basis, vesting 40,000 options immediately and 40,000 for the following four quarters. A copy of the Consulting Agreement was attached to the Company's Form 8-K dated December 12, 2004 and is incorporated herein by this reference. Mr. Neitlich resigned from the Company on March 2005.

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

PAST RELATIONSHIPS AMONG OFFICERS, DIRECTORS AND CONSULTANTS
------------------------------------------------------------

The inside directors, the executive officers and certain consultants have advised the Company's Board of Directors of certain existing and past business relationships among the parties. Cliff Wildes was formerly in partnership with the two principal partners of Cascade Partners. Cascade Partners is now a consultant to the Company. Prior to the Company engaging Cascade Partners as a consultant, one of Cascade Partners principal partners represented Cliff Wildes and Ken Craig in the negotiation of their employment agreements with the Company, and he is also indebted to Clifford Wildes for certain loans that Mr. Wildes extended to him in 2000. One of the Cascade partners has represented Mr. Wildes as personal legal counsel since 2000. Additionally, certain members of the audit committee and Board of Directors have acted as accountants or tax advisors to certain other officers and directors of the Company. The Board of Directors of the Company has been advised of the details of these relationships. Cliff Wildes and Rod Briado have been involved in a business relationship/ in business with Meridian Capital Inc.

Cliff Wildes, Ken Craig and Erik Jensen acquired West Coast Construction Management, LLC, a building restoration and painting company, in Florida, in which Mr. Wildes is a member and Mr. Jensen is a managing member. Within a year since the acquisition, this company received 100% of its members investment back in revenue.

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

The Company has become aware of a shareholder in possession at one point of approximately 9,060,000 shares of the 40,000,000 of the Company's total shares outstanding. This represents 22.6 % of the Company's total share outstanding shares, thus exceeding 10% of the then outstanding number of shares. The Company contacted the shareholder and informed him of his obligations under Section 16 of the Exchange Act. The Shareholder failed to respond to the Company's inquiries and subsequently informed the Company that he did not control over 5% of the Company's shares. The Company is continuing to investigate the shareholder's response and at the suggestion of the SEC, the Company will file an unverified Form 3 on behalf of the shareholder.

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

                                                   ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                      --------------------------------------------     ----------------------------------
                                                                                       RESTRICTED
                                                                      OTHER ANNUAL       STOCK           OPTIONS/*
NAME                  TITLE           YEAR      SALARY     BONUS      COMPENSATION      AWARDED           SARS (#)
-------------------------------------------------------------------------------------------------------------------------
Clifford Wildes       Chief           2004     $150,000     -            $ 5,941           -              100,000
(1) (3)               Executive       2003     $150,000     -            $ 9,350           -              Options-
                      Officer,        2002     $100,000     -            $ 8,410           -
                      Treasure
                      and
                      Director
-------------------------------------------------------------------------------------------------------------------------
Erik Jensen (1) (3)   President,      2004     $ 96,000     -            $ 4,800         12,737           100,000
                      Chief           2003            -     -                  -         shares           Options-
                      Operating       2002            -     -                  -           -                 -
                      Officer,                                                             -
                      and
                      Director
-------------------------------------------------------------------------------------------------------------------------
Kenneth Craig (1)     Chief           2004     $150,000     -            $12,593           -              100,000 Options
(3)                   Financial       2003     $150,000     -            $18,860           -                 -
                      Officer,        2002     $100,000     -            $11,565           -                 -
                      Secretary,                                                                             -
                      and
                      Director
-------------------------------------------------------------------------------------------------------------------------
James Smith III       Chief           2004     $ 78,000     -            $ 4,800         12,737              -
                      Technical       2003            -     -                  -         shares              -
                      Officer         2002            -     -                  -           -                 -
                                                                                           -
-------------------------------------------------------------------------------------------------------------------------


                                                           52

                                                   ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                      --------------------------------------------     ----------------------------------
                                                                                       RESTRICTED
                                                                      OTHER ANNUAL       STOCK           OPTIONS/*
NAME                  TITLE           YEAR      SALARY     BONUS      COMPENSATION      AWARDED           SARS (#)
-------------------------------------------------------------------------------------------------------------------------
Rod Braido (1)        Senior          2004     $ 90,000     -         $ 3,000               -             100,000 Options
                      Vice-Preside    2003            -     -               -               -                -
                      Director        2002            -     -               -               -                -
                                                      -                                                      -
-------------------------------------------------------------------------------------------------------------------------
Virgil "Brother"      Audit           2004     $  5,000     -            $ 1,000            -             100,000 Options
Sandifer, Jr. (1)     Committee       2003            -     -            $   250            -                -
(2)                   Member,         2002            -     -                  -            -                -
                      Compensation
                      Committee
                      Member,
                      and
                      Director
-------------------------------------------------------------------------------------------------------------------------
Benjamin J. Bond      Audit           2004     $  5,000      -           $ 1,000            -             100,000 Options
(1) (2)               Committee       2003            -      -           $   250            -                -
                      Member,         2002            -      -                 -            -                -
                      Compensation
                      Committee
                      Member,
                      and
                      Director
-------------------------------------------------------------------------------------------------------------------------
Mark Brewer (1) (2)   Director;       2004     $  5,000      -           $ 1,000                          100,000 Options
                      Audit           2003     $  5,000                  $   250
                      Committee;
                      Compensation
                      Committee
-------------------------------------------------------------------------------------------------------------------------
                                      2004     $574,000      0           $31,134         25,474                  $140,000
                                                                                         shares


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

STOCK OPTION GRANTS

The Company did not grant any stock options to the executive officers or directors during the period ended September 30, 2004. Officers and directors were granted nonqualified options as set forth in the description of their employment agreements.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by the Company's officers, directors or employees during the period ended September 30, 2004.

OUTSTANDING STOCK OPTIONS

As of September 30, 2004 there are no stock options outstanding. In October, 2004, the Company granted the officers the stock options set forth in the description of their employment agreements.

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


                                                  54


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

(2) Of the shares represented, 3,993,989 are in the name of Cliff Wildes and 96,800 shares are in the name of his wife, Carole L. Wildes, of which he is deemed to be the beneficial owner.

(3) Of the shares represented, 96,800 are in the name of Carole L. Wildes and 3,993,989 shares are in the name of her husband, Cliff Wildes, of which she is deemed to be the beneficial owner.

(4) Of the shares represented, 1,932,928 are in the name of Ken Craig, 990,282 shares are in the name of his wife, Rosie Craig.

(5) Of the shares represented, 990,282 are in the name of Rosie Craig and 1,932,928 shares are in the name of her husband, Kenneth Craig, of which she is deemed to be the beneficial owner.

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


MORGAN BEAUMONT

By: /S/CLIFFORD WILDES
    ---------------------------------------------------
    Clifford Wildes, Chief Executive Officer, Treasurer
    Director
    Date: May 23, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/CLIFFORD WILDES
    ------------------------------------------------------
    Clifford Wildes, Chief Executive Officer and Treasurer
    (Principal Executive Officer)
    Director
    Date: May 23, 2005


By: /S/KENNETH CRAIG
    --------------------------------------------------------------
    Kenneth Craig, Secretary and Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)
    Director
    Date: May 23, 2005


                                 EXHIBITS INDEX

                 EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B


EXHIBIT           DESCRIPTION OF EXHIBIT
NUMBER

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

ITEM 7. FINANCIAL STATEMENTS


                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                         FINANCIAL STATEMENTS AS OF AND
                               FOR VARIOUS PERIODS
                            ENDED SEPTEMBER 30, 2004,
                             AND FOR THE YEAR ENDED
                                DECEMBER 31, 2003
                            AND REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                                       MORGAN BEAUMONT, INC.
                                       ---------------------
                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                  --------------------------------

                                         TABLE OF CONTENTS
                                         -----------------


                                                                                               Page
                                                                                               ----

Report of Independent Registered Public Accounting Firm........................................ F-1

Financial Statements as of and for various periods ended September 30, 2004, and for the year ended December 31, 2003:
     Balance Sheet............................................................................. F-2

     Statements of Operations.................................................................. F-3

     Statements of Stockholders' Equity (Deficit).............................................. F-4

     Statements of Cash Flows.................................................................. F-6

   Notes to Financial Statements............................................................... F-7



[KINGERY & CROUSE PA]
---------------------
CERTIFIED PUBLIC ACCOUNTANTS


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has suffered recurring loss from operations and will have ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.
--------------------------

Tampa, Florida
November 26, 2004 (Except for the Last Two Paragraphs of Note J as to Which the Date is May 19, 2005)


           2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618
           PHONE: 813.874.1280 | FAX: 813.874.1292 | WWW.TAMPACPA.COM

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                     BALANCE SHEET AS OF SEPTEMBER 30, 2004

================================================================================

ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                           $   121,832
Note receivable from stockholder                                        644,535
Other receivables                                                         5,865
Prepaid expenses and other current assets                                 5,868
                                                                    -----------
       Total current assets                                             778,100

PROPERTY AND EQUIPMENT - NET                                            102,559

OTHER ASSETS                                                             39,375
                                                                    -----------

TOTAL                                                               $   920,034
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                            $   394,846
Notes payable                                                            50,000
                                                                    -----------
        Total current liabilities                                       444,846
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock - $0.001 par value: 150,000,000 shares
     authorized; 40,025,017 shares issued and outstanding                40,025
  Additional paid-in capital                                          4,474,514
  Note receivable from stockholder                                   (1,384,414)
  Deficit accumulated during the development stage                   (2,654,937)
                                                                    -----------
        Total stockholders' equity                                      475,188
                                                                    -----------

TOTAL                                                               $   920,034
                                                                    ===========

================================================================================

                       See notes to financial statements.

                                                    MORGAN BEAUMONT, INC.
                                                    ---------------------
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                               --------------------------------

                                                   STATEMENTS OF OPERATIONS

=============================================================================================================================

                                                                                                          For the period
                                                                                                          July 10, 2000
                                                   For the nine months                                       (date of
                                                          ended               For the year ended         incorporation) to
                                                   September 30, 2004          December 31, 2003         September 30, 2004
                                                  ---------------------      ---------------------      ---------------------
REVENUES (NET OF RETURNS AND ALLOWANCES)          $              58,602      $             355,872      $             590,219

COST OF REVENUES                                                 35,833                    186,245                    316,162
                                                  ---------------------      ---------------------      ---------------------

GROSS PROFIT                                                     22,769                    169,627                    274,057
                                                  ---------------------      ---------------------      ---------------------

OTHER OPERATING EXPENSES:
Stock based compensation and consulting                          14,200                    594,465                  1,012,286
Other employee compensation and benefits                        624,972                    248,430                  1,075,115
Other professional and consulting fees                          141,116                     15,796                    183,695
Purchased in-process research and development                        --                    153,190                    153,190
Impairment of long lived assets                                  43,154                         --                     43,154
Occupancy and equipment                                          88,951                     63,292                    185,075
Selling and marketing                                            28,301                     27,274                     95,581
Travel and entertainment                                         24,073                      4,020                     28,093
Other                                                            64,358                     12,286                    120,278
                                                  ---------------------      ---------------------      ---------------------
   Total other operating expenses                             1,029,125                  1,118,753                  2,896,467
                                                  ---------------------      ---------------------      ---------------------

LOSS FROM OPERATIONS                                         (1,006,356)                  (949,126)                (2,622,410)
                                                  ---------------------      ---------------------      ---------------------

OTHER INCOME (EXPENSE):
Loss from litigation                                            (56,000)                        --                    (56,000)
Interest income                                                  36,211                         --                     36,211
Interest expense                                                 (5,190)                    (5,848)                   (12,738)
                                                  ---------------------      ---------------------      ---------------------
    Total other income (expense)                                (24,979)                    (5,848)                   (32,527)
                                                  ---------------------      ---------------------      ---------------------

NET LOSS                                          $          (1,031,335)     $            (954,974)     $          (2,654,937)
                                                  =====================      =====================      =====================

NET LOSS PER SHARE - Basic and diluted            $                (.08)     $                (.13)
                                                  =====================      =====================

Weighted average number of shares outstanding                12,697,400                  7,216,359
                                                  =====================      =====================

=============================================================================================================================

                                              See notes to financial statements.


                                                             F-3


                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                --------------------------------

                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

================================================================================================================================

                                                                                                        Deficit
                                                                                          Note        Accumulated
                                   Common Stock            Additional     Common       Receivable     During the
                             -------------------------       Paid-In      Stock           from        Development
                              Shares         Par Value     Capital      Subscribed     Stockholder       Stage          Total
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, July 10, 2000
  (date of incorporation)             --   $        --   $        --    $        --    $        --    $        --    $        --

Common stock subscription             --            --            --            100             --             --            100
Net loss                              --            --            --             --             --             --             --
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31,
  2000                                --            --            --            100             --             --            100

Issuance of common stock
  for cash:
     At $0.0069 per share         50,947            51           399           (100)            --             --            350
     At $0.0063 per share        796,047           796         4,204             --             --             --          5,000
Issuance of common stock
  for services -
     At $0.0785 per share      1,557,067         1,557       120,693             --             --             --        122,250
Net loss                              --            --            --             --             --       (216,982)      (216,982)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31,
  2001                         2,404,061         2,404       125,296             --             --       (216,982)       (89,282)

Issuance of common stock
  for cash:
     At $0.0785 per share         26,747            27         2,073             --             --             --          2,100
     At $0.1309 per share      1,295,327         1,295       168,205             --             --             --        169,500
     At $0.157 per share         318,419           318        49,682             --             --             --         50,000
Issuance of common stock
  for services:
     At $0.0785 per share        928,254           928        71,952             --             --             --         72,880
     At $0.13111 per share     1,509,304         1,509       196,382             --             --             --        197,891
     At $0.157 per share          67,505            68        10,532             --             --             --         10,600
Net loss                              --            --            --             --             --       (451,646)      (451,646)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31,
  2002                         6,549,617         6,549       624,122             --             --       (668,628)       (37,957)

Issuance of common stock
  for cash:
     At $0.0785 per share        284,195           284        22,029             --             --             --         22,313
     At $0.157 per share         254,735           255        39,745             --             --             --         40,000
Issuance of common stock
  for services:
     At $0.157 per share       3,785,774         3,786       590,679             --             --             --        594,465

================================================================================================================================
(CONTINUED)

                                               See notes to financial statements.

                                                               F-4


                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                --------------------------------

                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)

================================================================================================================================

                                                                                                        Deficit
                                                                                          Note        Accumulated
                                   Common Stock            Additional     Common       Receivable     During the
                             -------------------------       Paid-In      Stock           from        Development
                              Shares         Par Value     Capital      Subscribed     Stockholder       Stage          Total
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Issuance of common stock
  for assets of Typhoon
  Technologies at $0.157
  per share                    1,421,357         1,421       221,769             --             --             --        223,190
Net loss                              --            --            --             --             --       (954,974)      (954,974)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31,
  2003                        12,295,678        12,295     1,498,344             --             --     (1,623,602)      (112,963)

Issuance of common stock
  for cash ($.0785 per
  share)                         263,651           264        20,436             --             --             --         20,700
Issuance of common stock
  held in escrow                 350,260           350          (350)            --
Issuance of common stock
  for services at $0.157
  per share                       90,428            91        14,109             --             --             --         14,200
Issuance of common stock
  in exchange for net
  assets in a
  recapitalization            27,025,000        27,025     2,941,975             --     (3,000,000)            --        (31,000)
Collections on note
  receivable from
  stockholder
  through September 30,
  2004                                --            --            --             --        971,051             --        971,051
Collections on note
  receivable from
  stockholder
  after September 30,
  2004 (reflected as a
  current asset)                      --            --            --             --        644,535             --        644,535
Net loss                              --            --            --             --             --     (1,031,335)    (1,031,335)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balances, September 30,
  2004                        40,025,017   $    40,025   $ 4,474,514    $        --    $(1,384,414)   $(2,654,937)   $   475,188
                             ===========   ===========   ===========    ===========    ===========    ===========    ===========

================================================================================================================================

                                               See notes to financial statements.

                                                               F-5


                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                --------------------------------

                                                    STATEMENTS OF CASH FLOWS

================================================================================================================================
                                                                                                                    For the
                                                                                                                    period
                                                                                                                 July 10, 2000
                                                                                                                    (date of
                                                                        For the nine         For the year        incorporation)
                                                                        months ended            ended                 to
                                                                          September          December 31,          September
                                                                          30, 2004               2003              30, 2004
                                                                      ---------------      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $    (1,031,335)     $      (954,974)     $    (2,654,937)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                              28,688               24,375               62,050
    Amortization of intangible assets                                           6,635                   --                6,635
    Stock based compensation and consulting                                    14,200              594,465            1,012,286
    Purchased in-process research and development                                  --              153,190              153,190
    Impairment of long-lived assets                                            43,154                   --               43,154
  Changes in assets and liabilities, net:
    Decrease (increase)  in receivables                                        (5,865)              19,956               (5,865)
    Decrease (increase) in inventories                                             --               19,632                   --
    Decrease (increase) in prepaid expenses and
      other current assets                                                     27,432                2,500               (5,868)
    Decrease (increase) in other assets                                       (30,525)                  --              (30,525)
    Increase (decrease) in accounts payable and
      accrued  liabilities                                                    137,637               42,997              363,847
                                                                      ---------------      ---------------      ---------------
NET CASH USED IN OPERATING ACTIVITIES                                        (809,979)             (97,859)          (1,056,033)
                                                                      ---------------      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (45,551)             (12,141)            (148,249)
  Purchase of assets from Typhoon Voice
    Technologies, Inc.                                                             --               (5,000)              (5,000)
                                                                      ---------------      ---------------      ---------------
 CASH USED IN INVESTING ACTIVITIES                                            (45,551)             (17,141)            (153,249)
                                                                      ---------------      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under notes payable                                     --               53,912               97,912
  Repayments of notes payable                                                 (36,500)              (1,200)             (47,912)
   Proceeds from the issuance of common stock                                  20,700               62,313              310,063
   Collections on note receivable from stockholder                            971,051                   --              971,051
                                                                      ---------------      ---------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     955,251              115,025            1,331,114
                                                                      ---------------      ---------------      ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      99,721                   25              121,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 22,111               22,086                   --
                                                                      ---------------      ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $       121,832      $        22,111      $       121,832
                                                                      ===============      ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Interest paid                                                         $         3,031      $           200      $         3,231
                                                                      ===============      ===============      ===============
Income taxes paid                                                     $            --      $            --      $            --
                                                                      ===============      ===============      ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

Acquisition of assets by issuance of stock - see Note E               $            --      $        70,000      $        70,000
                                                                      ===============      ===============      ===============


Issuance of common stock for net assets of Pan American
  Energy Corporation in a recapitalization  - see Note A              $     2,969,000      $            --      $     2,969,000
                                                                      ===============      ===============      ===============

================================================================================================================================

                                               See notes to financial statements.


                                                              F-6

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

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

Revenue Recognition and Accounts Receivable
-------------------------------------------

The Company generates the following types of revenues:

         o Sales of the physical card products to both distributors, and retailers.

         o Initiation fees, which arise from sales of the Company's debit cards and stored value.

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

Revenues are recognized on an accrual basis of accounting. Card sales are recognized upon shipment to the customer. Goods may not be returned except for defects. Management from time to time may authorize the return of product or special discounts and allowances under unique circumstances in order to retain customer loyalty. Fees for services are recognized at the time the service is rendered and revenue for the sale of Stored Value and Money Cards is recognized when the card is swiped. All sales are final; however, for business reasons, management on a case by case basis can allow a customer an allowance against the purchase price or allow a partial return of the product for credit.

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

Advertising Costs
-----------------

The Company expense advertising costs as they are incurred. Advertising costs were $27,301, $632 and $34,797 during the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004, respectively.

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

Long-Lived Assets
-----------------

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets and determined that certain impairment losses were necessary.
As a result, the Company charged operations for approximately $43,200 during 2004.

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

NOTE B - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its inception, and the Company expects to have ongoing requirements for additional capital investment to implement the Company's business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, the Company's operations have primarily been funded through private equity, and the Company expects to continue to seek additional funding through private or public equity and/or debt financing. As discussed in Note A, on August 24, 2004, the Company acquired the net assets of Pan American Energy Corp. a publicly traded company that it believes will help the Company raise additional equity capital. In connection with this merger, the Company acquired a $3,000,000 note receivable from a stockholder that had a remaining balance of approximately $1,385,000 as of November 26, 2004. In addition, as discussed at Note J, subsequent to September 30, 2004, the Company raised approximately $1,425,000 under a private placement of the Company's common stock. Finally, the Company expects that operating revenues from the sales of its products and other related revenues will increase. However, there can be no assurance that the funds the Company has in place will be adequate to meet its cash flow needs for the year ended September 30, 2005 or that the Company will be able to fund any cash shortfalls through additional debt or equity capital and/or any cash generated by its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

Current deferred income tax asset:
    Accounts payable and accrued liabilities                     $    175,700
    Less valuation allowance                                         (175,700)
                                                                 ------------

Net current deferred income tax asset                            $         --
                                                                 ============

Non-current deferred income tax asset:
    Net operating loss carry forward                             $    414,300
    Less valuation allowance                                         (414,300)
                                                                 ------------

Non-current deferred income tax asset                            $         --
                                                                 ============

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2004:

Computer software                                                     $  22,086
Computer hardware                                                        64,741
Furniture, equipment and leasehold improvements                          36,339
                                                                      ---------
                                                                        123,166
Less accumulated depreciation and amortization                           20,607
                                                                      ---------

Property and equipment - net                                          $ 102,559
                                                                      =========

NOTE E - PURCHASE OF ASSETS OF TYPHOON VOICE TECHNOLOGIES, INC.

On December 31, 2003, primarily for the purpose of acquiring certain technology, the Company acquired substantially all of the assets of Typhoon Voice Technologies, Inc. ("TVT") in exchange for 1,421,357 shares of the Company's common stock. The purchase price of $228,190 was allocated as follows:

Computer software                                                        19,615
Computer hardware                                                        28,847
In process research and development                                     153,190
Other assets                                                             26,538
Common stock                                                           (223,190)
Cash                                                                     (5,000)
                                                                      ---------

Total                                                                 $      --
                                                                      =========

The excess of the purchase price paid over the fair value of the net assets acquired of $153,190 was recorded as in process research and development.

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

NOTE G - RELATED PARTY TRANSACTION

At December 31, 2003, the Company has a $36,500 note payable to an officer. The note, which required interest at the rate of 12% per annum, was paid during the nine months ended September 30, 2004.

At December 31, 2004, accounts payable and accrued liabilities include approximately $163,800 owed to various officers for accrued payroll and vacation.

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

   Years ending
   September 30,                                                     Amounts
   --------------                                                 -------------
      2005                                                        $      37,500
      2006                                                               29,050
      2007                                                                4,900
                                                                  -------------

      Total                                                       $      71,450
                                                                  =============

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

     Vesting Dates                                                   Amounts
     --------------                                                ------------
     On October 1, 2004                                                 380,000
     On December 31, 2004                                               380,000
     On March 31, 2005                                                  380,000
     On June 30, 2005                                                   380,000
     On September 30, 2005                                              380,000
                                                                   ------------

     Total                                                            1,900,000
                                                                   ============

Because the fair values of these options, using the Black-Scholes option pricing model, was estimated to be $0.27 per share on the date they were granted, the Company estimates that it will recognize approximately $133,000 of stock based compensation expense over the terms of these consulting agreements beginning with the first quarter of fiscal year ended September 30, 2005.

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

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004. Assuming a change in control does not occur (at which time all options would vest immediately), one half of the remaining options (or 1,437,500 options) vest on September 30, 2005 and one half on September 30, 2006. The option price was effectively the same as the trading value of the Company's stock on the date the options were granted and the options therefore had no intrinsic value as calculated in the Black-Scholes option pricing model. The Company does not believe that it will be required to record any stock based compensation for the issuance of these options as it does not begin reporting under SFAS No. 123(R) until all of these options have vested.

The Company is also obligated under various other cancelable employment agreements, including two that require it to pay different amounts of severance if the Company terminates the respective employees without cause. Future required payments for base compensation under all of the employment agreements discussed herein are approximately as follows:

     Years ending
     September 30,                                                 Amounts
     -------------                                            ----------------

           2005                                               $        553,000
           2006                                                        530,000
           2007                                                        420,000
                                                              ----------------

           Total                                              $      1,503,000
                                                              ================

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

NOTE I - STOCK-BASED COMPENSATION

During the period July 10, 2000 (date of incorporation) to September 30, 2004, the Company issued the following shares of the Company's common stock as consideration for various services, which were provided by employees or consultants:

Description of Service                         Value of Service   Shares Issued
----------------------                         ----------------   -------------
Business planning and development              $        949,663       7,395,048
Information technology services                          57,123         505,075
Legal services                                            5,500          38,209
                                               ----------------   -------------

Totals                                         $      1,012,286       7,938,332
                                               ================   =============

The value of these services, which was based on the number, and fair value, of shares issued has been included in stock based compensation and consulting expense in the accompanying statements of operations. For periods when the Company was trading, the Company used the stock price on the date of issuance to determine fair value. Prior to the Company having a market in its stock, fair value of the shares was determined as the approximate average cash sale price for company stock sold in the year of the share grant date.

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

Other Option Issuances
----------------------

In addition to the options mentioned in Note H above, the Company has granted options purchase 1,825,000 shares of its common stock to various employees at a price of $0.20 per share. Assuming a change in control does not occur (at which time all options would vest immediately) the options vest as follows:

     Vesting Dates                                               Amounts
     --------------                                          -------------
     On October 1, 2004                                           610,000
     On September 30, 2005                                        607,500
     On September 30, 2006                                        607,500
                                                             -------------

     Total                                                      1,825,000
                                                             =============

Because the option price was effectively the same as the trading value of the Company's stock on the date the options were granted, the Company does not believe that it will be required to record any stock based compensation for the issuance of these options.

The Company also granted options to purchase 700,000 shares of its common stock for $0.20 per share to the members of its Board of Directors as consideration for their service during the upcoming fiscal year (i.e. the year ended September 30, 2005). The options, which vested on the date of grant, had a fair value of approximately $0.27 (based on the trading value at the date of grant) each on the date they were granted; accordingly the Company estimates that it will recognize approximately $49,000 of stock based compensation expense during the fiscal year ended September 30, 2005 as a result of the issuance of these options.

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

Loan Receivable
---------------

On January 15, 2005, the Company loaned $202,000 to eChex, Inc. (the "Borrower"), an independent entity, to assist them with their working capital needs. The loan, which was initially secured by substantially all of the Borrower's assets, and the personal guaranty and 53% stock ownership of three of the Borrower's shareholders, bears interest at a fixed rate of 10% and was initially due in full, along with all accrued interest, on March 30, 2005.

Subsequent to March 31, 2005 and in exchange for mutual releases related to the Borrower's customer, Acosta, we have agreed to release the Borrower's shareholders from their personal guaranties and extend the due date of the note to September 30, 2005. Because of these changes, and for various other reasons, we have determined that collectibility of this note is doubtful. Therefore, we charged an impairment loss to operations for the entire balance of the loan as of March 31, 2005.

NOTE K - GROSS AND NET REVENUE AMOUNTS

================================================================================

                                                                For the period
                                                                 July 10, 2000
                           For the           For the nine          (date of
                         year ended          months ended      incorporation) to
                          December             September         September 30,
   Description            31, 2003             30, 2004              2004
-------------------   ----------------    ----------------    ----------------
Gross revenues                  357,785              59,128             601,798

Returns & allowances             (1,913)               (526)             (7,579)
                       ----------------    ----------------    ----------------

NET REVENUES                    355,872              58,602             594,219
                       ================    ================    ================

================================================================================