Form 10QSB
period 2005-06-30
MORGAN BEAUMONT INC
filed 2005-08-15
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2005


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


               For the transition period from ________to________


                        Commission File Number 000-33389
                                               ---------

                              MORGAN BEAUMONT, INC.
                              ---------------------
        (Exact name of small Business Issuer as specified in its charter)


               NEVADA                                    65-1071956
               ------                                    ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

       6015 31ST STREET EAST
         BRADENTON, FLORIDA                               34203
         ------------------                               -----
  (Address of principal executive                       (Zip Code)
              offices)


     Issuer's telephone number,
        including area code:                   (941) 753-2875
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x]      NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,382,517 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF JULY 31, 2005.

--------------------------------------------------------------------------------


                                             MORGAN BEAUMONT, INC.

                                        A DEVELOPMENT STAGE ENTERPRISE
                                        ------------------------------

                                               TABLE OF CONTENTS
                                               -----------------
                                                                                                      PAGE NO.
                                                                                                      --------

PART I - FINANCIAL INFORMATION

           ITEM 1. FINANCIAL INFORMATION:

              Consolidated Balance Sheet as of June 30, 2005                                              3

              Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004, and the period July 10,
                2000 (date of incorporation) to June 30, 2005                                             4

              Consolidated Statements of Cash Flows for the nine months ended
                June 30, 2005 and 2004, and the period July 10, 2000 (date of incorporation) to June 30, 2005 5 Notes to Consolidated
                Financial Statements                                                                     6

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                            15

                 Forward Looking Statements                                                              15

                 Overview                                                                                15

                 Plan of Operations                                                                      16

                 Results of Operation                                                                    17

                 Liquidity and Capital Resources                                                         20

           ITEM 3: CONTROLS AND PROCEDURES                                                               20

PART II - OTHER INFORMATION                                                                              21

           ITEM 1. LEGAL PROCEEDINGS                                                                     21

           ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                           22

           ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                       23

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   23

           ITEM 5. OTHER INFORMATION                                                                     23

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                      26

SIGNATURES                                                                                               28


                                                     2

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)


================================================================================

ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                          $ 3,062,742

 Accounts receivable (net of allowance for doubtful
   accounts of ($20,000)                                              1,192,750
 Inventory                                                               73,277
 Prepaid expenses and other current assets                               35,820
                                                                    -----------
       Total current assets                                           4,364,589

 PROPERTY AND EQUIPMENT - NET                                         1,257,501

 OTHER ASSETS                                                           102,781
                                                                    -----------

 TOTAL                                                              $ 5,724,871
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES -
 Accounts payable and accrued liabilities                           $   737,655
   Deferred revenue                                                     615,961
                                                                    -----------
               Total current liabilities                              1,353,616

OBLIGATION UNDER CAPITAL LEASE                                           18,186
                                                                    -----------

               Total liabilities                                      1,371,802
                                                                    -----------

STOCKHOLDERS' EQUITY:
 Common stock - $0.001 par value: 150,000,000 shares
     authorized; 47,150,017 shares issued and outstanding                47,150
  Additional paid-in capital                                          6,327,239
  Common stock subscribed                                             3,798,200
  Deferred stock compensation                                          (163,917)
  Deficit accumulated during the development stage                   (5,655,603)
                                                                    -----------
        Total stockholders' equity                                    4,353,069
                                                                    -----------

TOTAL                                                               $ 5,724,871
                                                                    ===========

================================================================================

                 See notes to consolidated financial statements.

                                                        MORGAN BEAUMONT, INC.
                                                        ---------------------
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                  --------------------------------
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


====================================================================================================================================
                                                                                                                      For the period
                                                  For the          For the           For the          For the         July 10, 2000
                                                   three            three              nine             nine             (date of
                                                   months           months            months           months         incorporation)
                                                 ended June       ended June        ended June       ended June          to June
                                                  30, 2005         30, 2004          30, 2005          30, 2004          30, 2005
                                                ------------     ------------      ------------      ------------      ------------
REVENUES (NET OF RETURNS AND ALLOWANCES)        $    481,611     $      2,951      $    672,649      $     28,811      $  1,265,194

COST OF REVENUES                                     381,564              436           478,806            33,730           797,294
                                                ------------     ------------      ------------      ------------      ------------

GROSS PROFIT (DEFICIENCY)                            100,047            2,515           193,843            (4,919)          467,900
                                                ------------     ------------      ------------      ------------      ------------

OTHER OPERATING EXPENSES:
Stock based compensation and
  consulting fees                                     92,417           64,400           270,934           327,545         1,283,220
Purchased in process research and development             --               --                --           153,190           153,190
Impairment of assets                                  10,000               --           212,000                --           255,154
Other employee compensation and benefits             540,797          165,120         1,602,809           376,818          2677,924
Other professional and consulting fees               222,813           69,169           678,855            76,770           862,550
Selling and marketing                                 11,033           22,142            71,542            26,297           167,123
Occupancy and equipment                              148,158           33,903           245,160            62,051           430,235
Travel and entertainment                              28,026            7,328            61,090             7,509            89,183
Other                                                 59,101           22,828           123,967            54,761           244,245
                                                ------------     ------------      ------------      ------------      ------------
     Total other operating expenses                1,112,345          384,890         3,266,357         1,084,941         6,162,824
                                                ------------     ------------      ------------      ------------      ------------

NET OPERATING LOSS                                (1,012,298)        (382,375)       (3,072,514)       (1,089,860)       (5,694,924)
                                                ------------     ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
Gain (loss) from litigation                               --               --            60,000                --             4,000
Interest income                                          531               --            11,861                --            48,070
Interest expense                                          --           (1,841)              (13)           (9,784)          (12,749)
                                                ------------     ------------      ------------      ------------      ------------
     Total other income (expense)                        531           (1,841)           71,848            (9,784)           39,321
                                                ------------     ------------      ------------      ------------      ------------

NET LOSS                                        $ (1,011,767)    $   (384,216)     $ (3,000,666)     $ (1,099,644)     $ (5,655,603)
                                                ============     ============      ============      ============      ============

NET LOSS PER SHARE -  Basic and Diluted         $      (0.02)    $      (0.03)     $      (0.07)     $      (0.09)
                                                ============     ============      ============      ============

Weighted Average Number of Shares
  Outstanding                                     47,150,017       12,559,523        45,401,391        12,544,407
                                                ============     ============      ============      ============

====================================================================================================================================

                                           See notes to consolidated financial statements.


                                                                 4

                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                 --------------------------------
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

=================================================================================================================================
                                                                                                                  For the period
                                                                              For the            For the          July 10, 2000
                                                                             nine months        nine months         (date of
                                                                               ended              ended           incorporation)
                                                                            June 30, 2005      June 30, 2004     to June 30, 2005
                                                                           ---------------    ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $    (3,000,666)   $    (1,099,644)   $    (5,655,603)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization                                                68,656             25,077            130,706
       Amortization of intangible assets                                             6,638              4,424             13,273
       Stock based compensation and consulting                                     270,934            327,545          1,283,220
       Purchase in process research and development                                     --            153,190            153,190
       Impairment of assets                                                        212,000                 --            255,154
       Forgiveness of indebtedness as a result of litigation settlement            (50,000)                --            (50,000)
    Changes in assets and liabilities, net:
       Decrease (increase)  in receivables                                      (1,186,885)            (4,520)        (1,192,750)
       Decrease (increase) in inventories                                          (73,277)                --            (73,277)
       Decrease (increase) in prepaid expenses and other assets                    (99,997)             2,300           (136,390)
       Increase (decrease) in accounts payable and accrued and other
       liabilities                                                                 342,809            202,376            706,656
       Increase (decrease) in deferred revenue                                     615,961                 --            615,961
                                                                           ---------------    ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                                           (2,893,827)          (389,252)        (3,949,860)
                                                                           ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (450,538)           (29,350)          (598.787)
    Notes Receivable                                                              (202,000)                --           (202,000)
    Purchase of assets from MTEL, Inc.                                            (100,000)                --           (100,000)
    Initial investment in Financial Services International, Inc.                   (10,000)                --            (10,000)
    Purchase of assets from Typhoon Voice Technologies, Inc.                            --             (5,000)            (5,000)
                                                                           ---------------    ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                             (662,538)           (34,350)          (815,787)
                                                                           ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under notes payable                                       --              3,912             97,912
     Repayments of notes payable                                                        --            (25,200)           (47,912)
     Repayments of capital lease payable                                            (6,674)                               (6,674)
     Collection of subscription receivable                                       2,028,949            599,988          3,000,000
     Proceeds from commons stock subscribed                                      3,050,000                 --          3,050,000
     Proceeds from the issuance of common stock                                  1,425,000             77,700          1,735,063
                                                                           ---------------    ---------------    ---------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                                       6,497,275            656,400          7,828,389
                                                                           ---------------    ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,940,910            232,798          3,062,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     121,832            (31,174)                --
                                                                           ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     3,062,742            201,624    $     3,062,742
                                                                           ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                              $            13              7,782    $        12,738
                                                                           ===============    ===============    ===============
Income taxes paid                                                          $            --    $            --    $            --
                                                                           ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Typhoon Voice Technology assets by issuance of stock           $            --             70,000    $        70,000
                                                                           ===============    ===============    ===============
Purchase of MTEL property and equipment by issuance of sock                $       748,200                 --    $       748,200
                                                                           ===============    ===============    ===============
Common stock subscribed                                                    $     3,050,000                 --    $     3,050,000
                                                                           ===============    ===============    ===============
Net increase in additional paid-in capital and deferred
  compensation from issuance of stock options                              $       434,850                 --    $       434,850
                                                                           ===============    ===============    ===============
Purchase of equipment with capital lease obligation                        $        24,860    $            --    $        24,860
                                                                           ===============    ===============    ===============

=================================================================================================================================

                                         See notes to consolidated financial statements.


                                                                5

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

================================================================================

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Morgan Beaumont, Inc. (the "Company") was incorporated under the laws of the state of Florida on July 10, 2000, formerly known as Pan American Energy Corp ("PAEC"), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000, because the Company did not generate significant revenues through June 30, 2005, it is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, some of the Company's accounting policies and procedures have not yet been established.

The accompanying consolidate consolidated financial statements include the accounts of the Company and MBI Services Group, LLC. All significant intercompany accounts and balances have been eliminated in consolidation.

The Company is headquartered in Bradenton, Florida, and also has offices located in Temecula, California and Miami, Florida. The Company's primary products are the Morgan Beaumont ATM and Debit Cards, Morgan Beaumont Stored Value VISA cards and Morgan Beaumont Stored Value MasterCard which are re-loadable financial products primarily for the sub-prime credit market. The Company has been providing these cards to consumers in the sub-prime credit market sector since the third quarter of 2002. The sub-prime market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. The Company has also provided these products to third party companies for co-branding with their company name and logo, and marketing these products under its brand name.

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

In connection with this transaction, the Company received a $3,000,000 note receivable from a PAEC representative of a shareholder group. Through June 30, 2005, the Company had received complete payment of the principal amount of the note.

Immediately prior to the transaction, the Company reduced its outstanding shares via a reverse stock split whereby its outstanding shares were reduced at the rate of 7.8513 to one. In addition, on June 1, 2004, the Company amended its Articles of Incorporation to change the par value of common stock from $1.00 to $0.001. All references to the number of shares, and related par values, in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of the Company's incorporation.

Basis of Presentation
---------------------

The Company's accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In the Company's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of September 30, 2004 and for the periods ended September 30, 2004 and December 31, 2003 included in our Form 10-KSB filing.

The accompanying consolidate consolidated financial statements include the accounts of the Company and MBI Services Group, LLC. All significant intercompany accounts and balances have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions the Company is required to make. Estimates that are critical to the accompanying consolidated financial statements arise from the Company's belief that all receivables and long-lived assets are recoverable and that the resolution of various contingencies will not materially impact its consolidated financial statements. In addition, the markets for the Company's products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of its assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that the Company's estimates could change in the near term.

Recognition of Revenue
----------------------

The Company recognizes revenue in accordance with accounting principles in the United States of America by recognizing revenues when title to products has been transferred or services rendered. Revenue for the Company's stored value cards are recognized when shipped; revenue for the Company's prepaid telephone card sales are recognized when the products are used. Costs of revenue are recorded at the time revenue is recognized. The cost of printing the prepaid cards is recognized when the cards are shipped to the customer.

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

The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation." It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Until such time that the Company is required to apply SFAS 123 (R) (see "Recent Pronouncements"), as permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of accounts receivable and cash and cash equivalents. The Company frequently maintains cash and cash equivalents balances in excess of federally insured limits. The Company has not experienced any losses in such accounts.

With respect to accounts receivable, approximately 91% of the Company's accounts receivable arise from five customers, and these customers accounted for approximately 69% of the Company's revenues during the nine months ended June 30, 2005.

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

NOTE B - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses since its inception, and has experienced and continues to experience negative cash flows from operations. In addition, the Company expects to have ongoing requirements for additional capital investment to implement its business plan As such, the Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing it's business plan and successfully integrating another possible operating business. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, the Company's operations have been funded through private equity and debt financing, and the Company expects to continue to seek additional funding through private or public equity and debt financing. Finally, the Company expects that operating revenues from the sales of its products and other related revenues will increase. However, there can be no assurance that the funds the Company has in place will be adequate to meet its cash flow needs through June 30, 2006 or that the Company will be able to fund any cash shortfalls through additional debt or equity capital and/or any cash generated by its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - SIGNIFICANT EVENTS

Purchase of Property and Equipment from MTEL
--------------------------------------------

The Company purchased certain property and equipment from MTEL Communications, Inc ("MTEL") on May 6, 2005. MTEL is a telecommunications provider that used the equipment to be purchased to service its prepaid phone cards that were sold in foreign markets for calls back to the United States. The Company intends to utilize the equipment to offer United States based prepaid phone cards and eventually offer a phone card feature with its debit card products. In addition to the equipment, the Company intends to license certain telecommunications routes from MTEL until it establishes its own routes. Under the terms of the agreement, as consideration for the purchased assets, MTEL is to receive $200,000 over a period of four months, and 863,636 shares of the Company's common stock. The total value of the cash and stock paid for these assets at the date of closing was approximately $948,000. The Company has also entered a consulting agreement with the founder and president of MTEL that requires, at a minimum, monthly payments of $6,000 for a period of at least eighteen months. Establishment of MBI Services Group, LLC

The Company established MBI Services Group, LLC (the "Services Group"), a wholly owned limited liability company registered with the state of Florida, and named Erik Jensen, the Company's President, as the Managing Member. The assets purchased from MTEL were transferred to the Services Group with $50,000 being designated as contributed capital and the remaining $898,200 payable to the Company.

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

Letter of Intent to Purchase Financial Services International, Inc.
-------------------------------------------------------------------

The Company entered into a Letter of Intent ("LOI") with Financial Services International, Inc. ("FSI") dated May 10, 2005 to acquire FSI for approximately $600,000 in cash and stock. FSI, based in Covington, Kentucky, is a financial services provider specializing in membership services centered on stored value debit cards. The closing of the acquisition was contingent upon satisfactory due diligence of FSI and the successful completion of an audit of FSI financial statements as well as approval by the Company's board of directors. After completing substantial due diligence, the Company's board of directors elected not to proceed with the acquisition.

2005 Options Issued to Employees
--------------------------------

During the nine months ended June 30, 2005, the Company granted 10,175,000 options to purchase the Company's stock to various employees at exercise prices equal to the trading value of its stock on the date the options were granted (prior to June 30, 2005, 733,333 of these options were canceled when certain employees left the employ of the Company). Accordingly, the Company is not currently required to record any stock based compensation for the issuance of these options. However, as mentioned at Note A under Recent Pronouncements, the adoption of SFAS 123 (R) may ultimately result in the Company having to record stock based compensation as a result of the issuance of these options.

Key Personnel
-------------

Retention of Scott Matthews
---------------------------

The Company hired Scott Matthews as its Vice President of Business Development. Prior to his joining the Company, Mr. Matthews was the founder and Chief Executive Officer of Platinum Financial Group, a marketing company that managed six stored value MasterCard programs. Prior to his founding of Platinum Financial, Mr. Matthews was the Chief Executive Officer and Co-founder of International Gateway Exchange, LLC, which developed and marketed debit card products.

Re-assignment of Michael Rejbeni
--------------------------------

On April 26, 2005 Michael Rejbeni tendered a 30 day notice of resignation under his contract as Vice President of Sales. During the 30 day period the Company renegotiated the services of Mr. Rejbeni as Vice President of Operations and a new employment contract was agreed upon.

Kenneth Craig
-------------

Kenneth Craig has assumed the day to day operational responsibilities of the Services Group. He also still serves as the Company's Chief Operating Officer. At an undetermined point in the future Mr. Craig may relinquish his responsibilities as Chief Operating Officer and focus entirely on the Services Group.

Theodore Misiewicz
------------------

The Company's Chief Executive Officer and President reviewed Mr. Misiewicz's employment agreement and determined that Mr. Misiewicz was due an adjustment in compensation. They made a recommendation of increased compensation to the Compensation Committee of the Board of Directors who voted to increase Mr. Misiewicz's compensation effective June 1, 2005.

Roderick Braido
---------------

Roderick Braido, the Company's Vice President of Western Operations, resigned effective June 30, 2005. The Company does not plan on replacing the position at this time.

Material Agreements
-------------------

Agreement with Western Union
----------------------------

The Company entered a Swift Pay Service Agreement with a division of Western Union to allow the Company's cardholders to load funds on to their Morgan Beaumont cards at all of Western Unions' approximately 45,000 locations within the United States. The Company believes the integration of its programs with Western Union infrastructure will take between 30 to 60 days and will be complete late in the fourth fiscal quarter 2005 or early in the first fiscal quarter of 2006. The Company expects the integration and technical costs to be nominal and does not believe the integration with Western Union to adversely impact the Company's technical or operational capacity. Western Union will charge the Company's customers a fee for loading their cards and will pay a commission on those fees to the Company. The Company has guaranteed to Western Union a minimum monthly volume of 500 transactions in the first year and 1500 transactions per month thereafter. The Company will pay to Western Union $4.95 for each transaction less than the monthly minimum.

Agreement with Network Management Inc.
--------------------------------------

The Company entered into a distribution agreement with Network Management Inc.
(NMI), a telecommunications company that distributes prepaid calling cards in many of the Company's target markets, pursuant to which NMI will supply Morgan Beaumont's Stored Value and Debit card products as well as deploy the SIRE Network technology to NMI's sales channel of 6000 retail locations.

Agreement with CGS Services, Inc.
---------------------------------

The Company entered into a Strategic Partnership with CGS Financial Technologies ("CGS") in which CGS will distribute the Company's card products through its retail channels initially representing approximately 2,000 Points of Presence ("POPS").

Agreement with Virtual Card Services
------------------------------------

The Company entered into an exclusive Stored Value Card Distribution Agreement with Virtual Card Services, LLC ("VCS") dated May 19, 2005 pursuant to which VCS will market the Company's debit cards to automotive dealers nationwide who are focused on serving the sub-prime market, as well as to its own base of sub prime consumers.

VCS acts as the intermediary between a vendor and financial institutions via its 'Virtual Vendor' system.

Bin Sponsor Agreement with First Gulf Bank
------------------------------------------

On March 23, 2005, the Company completed an agreement with First Gulf Bank. First Gulf Bank agreed to become a Bin sponsor for some of the Company's branded Visa cards for prepaid programs approved by Visa in return for fees based on transactions on the cards. The Company has been approved as an Independent Sales Organization ("ISO") for the First Gulf Bank.

Licensing of Software for Switching Solutions, Inc.
---------------------------------------------------

The Company entered into a licensing agreement with Switching Solutions, Inc., ("SSI") a software developer, for a perpetual, nonexclusive and non-transferable license to use certain software from SSI. The licensed software will be used to increase the Company's ability to manage its distribution network and reconcile commissions. The licensed software also enhances the Company's POS terminal software products.

NOTE D -CONTINGENCIES

In the normal course of business, the Company is involved in certain litigation and other contingencies. In the opinion of management, these matters will not have a material effect on the Company's financial position or results or operations.

NOTE E - OTHER SUBSEQUENT EVENTS

Consummation of Common Stock Private Placement
----------------------------------------------

In July 2005, the Company completed the private placement of 12,362,500 shares of common stock and warrants to purchase 12,362,500 shares of common stock. The common stock and warrants were sold to certain accredited investors (the "Purchasers") in an offering made pursuant to Rule 506 of Regulation D. The Purchasers paid $0.40 in cash for each share of common stock, and also received a warrant to purchase one share of common stock, resulting in aggregate proceeds of $4,945,000. The Company incurred approximately $20,000 in legal fees but paid no commissions, discounts, rebates or other incentives or compensation in association with this offering. The net proceeds from the sale will be used for general working capital purposes.

The Purchasers received certain anti-dilution protection entitling the Purchasers to price adjustments in the event the Company sells shares for a lower price. The Company also agreed to register the shares and the shares underlying the warrants and has agreed to file, within 15 calendar days of the effective date of the Company's S-2 Registration Statement, a registration statement with the SEC, covering the resale of the shares and the shares of common stock underlying the warrants.

The warrants are exercisable, in whole or in part, at any time until July 1, 2007 at a price of $0.60 per share, payable in cash. Beginning 30 days after the shares underlying the warrants have been registered; the Company may redeem or cancel the warrants if they have not been exercised in full by the tenth business day which the Company's shares are traded for in excess of $1.20 per share.

Lease Commitment for Additional Office Space
--------------------------------------------

On August 7, 2005 the Company signed a lease for an additional 20,000 square feet of office space within the same building that houses its current corporate headquarters. The Company intends to occupy the space in its fiscal fourth quarter and sublease its existing space. Once the Company's plan is successful, the Company's total office space will be 20,000 square feet at a lower cost per square foot than its currently paying.

Agreement with Symmetrex
------------------------

On July 5, 2005, the Company signed a service agreement with Symmetrex. Under the terms of the agreement, Symmetrex will provide processing services for the Company in relation to one or more of the Company's products issued by Meta Bank.

Daniel Davis
------------

On July 18, 2005, the Company hired Daniel Davis as its Vice President of Engineering.

Celeste Brey
------------

On July 18, 2005, Celeste Brey's title was changed to Senior Systems Engineer with the hiring of Daniel Davis.

================================================================================

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

OVERVIEW
--------

The Company's primary products and services include: two re-loadable debit cards, prepaid telephone calling cards and the Company's networking software named the SIRE Network ("SIRE"). Debit Cards, Stored Value Cards, and prepaid calling cards are the primary card products. The Company began providing these debit cards to consumers in the sub-prime credit market sector in the third quarter of 2002, but did not begin to conduct constant or meaningful sales until January 2005.

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

On January 27, 2005 the Company established MBI Services Group, LLC. A wholly owned limited liability company organized in the state of Florida. Assets purchased from MTEL, Inc. were placed into the Services Group as the Company's initial investment. The Company markets and provides prepaid calling cards and wholesale telecommunications through MBI Services Group, LLC.

PLAN OF OPERATIONS
------------------

Information prior to August 26, 2004, the effective date of the Merger, related exclusively to Pan American, has been omitted. From a legal perspective, Pan American is the surviving company and thus continues its public reporting obligations. From an accounting perspective, however, Morgan Beaumont is treated as though it acquired Pan American. Therefore, all financial information presented in this 10-QSB includes Morgan Beaumont's standalone results from the period July 10, 2000 (date of incorporation) to June 30, 2005.

In 2004 the Company changed its year end from December 31 to September 30. As a result of this change, information contained herein is for the three and nine months ended June 30, 2005 and 2004. In the third fiscal quarter of 2005 ended June 30, 2005, management's operational goals were to ship the Company's stored value products in more substantial quantities and capitalize on customer relationships established in the last three quarters. The Company sought to finalize the purchase of MTEL assets and to begin to utilize and leverage those assets to generate additional revenue in both prepaid phone cards and to cross over and pull stored value card revenue into the new distributor relationships the phone products established.

The Company also sought to improve upon its technology to facilitate greater opportunities for its products and expand its POPs and to continue bolstering the infrastructure of the Company by hiring individuals with significant experience in the areas of the Company's existing and planned operations. With the agreement signed with Western Union late in the quarter, as well as less material contracts signed during the quarter, the Company increased the number of POP's from approximately 20,000 at the beginning of the quarter to over 72,000 as of June 30, 2005. Many of these POP's are still in the implementation phase and the Company believes that their effect on revenue will not be felt until at least late in the Company's fourth fiscal quarter ended September 30, 2005.

During the current quarter, the Company shipped over 70,000 debit cards compared to 30,000 from the previous quarter. The Company has begun to receive income from usage fees. The revenue from usage fees received during the quarter ended June 30, 2005 was approximately $5,000. The Company anticipates that this revenue source will grow substantially in the following quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management of the Company, the Company and its activities from its inception through June 30, 2005 fall within the referenced guidelines. Accordingly, the Company has reported its activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

The Company generates income from the sale of the Morgan Beaumont Money Card and the Morgan Beaumont Stored Value Mastercard. Its monthly maintenance fees are associated with keeping the either card active and from transaction fees. The Company anticipates that income may also be generated by or through the SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases. The Company anticipates additional revenue to be generated at the IVR System when consumers activate their card and/or purchase promotional products or services that the Company hopes to offer in the future such as Discount Health Benefits, Discount Medical Benefits, Road Side Assistance and Vacation offers. The Company is not currently generating revenue from the offering of these other services.

Hosting and Licensing Fees are charged for the use of proprietary Morgan Beaumont technology. In a Hosted Agreement, the customer is not required to purchase the technology; rather they only pay transaction fees for each use. These fees are defined in a service agreement with the customer that stipulates a minimum monthly fee for the use of the technology and is typically a 2-year term. In a licensing agreement, the customer pays a fee for each product sold, (the product can be sold under the Morgan Beaumont brand, or can be private labeled for the customer), and also pays for any minor changes to the technology required to meet the specific market the customer wishes to address. At June 20, 2005, the Company had one service agreement and one licensing agreement that it was actively servicing. Transaction fees are derived from the use and loading of cash of for ATM, debit or Stored Value Cards and monthly maintenance fees associated with keeping ATM, debit or Stored Value Cards active.

SALES AND REVENUES - Revenues for the three months ("the quarter") ended June 30, 2005 and 2004, were $481,611 and $2,951, respectively. Revenue in the quarter ended June 30, 2005 reflected the acceleration of shipments of the Company's card programs, telecommunications products and increased transaction fees. During the quarter ended June 30, 2004 the Company was not actively shipping any cards and revenue consisted primarily of transaction fees. The addition of the new products provided the increase in revenue. The Company began to realize revenue from transaction fees on the cards shipped in the current quarter, the Company anticipates theses revenues to increase in subsequent quarters. Cost of Revenue for the quarters ended June 30, 2005 and 2004 were $381,564 and $436, respectively. Cost of revenue in 2005 related primarily to the issuance of the new cards, and telecommunications products, while in 2004 cost of revenue was related primarily to transaction fees. The higher cost revenue related to card sales as opposed to transaction fees combined with the increased revenue were the reasons for the increase of cost revenue sold at a higher rate than that of revenue.

DEFERRED REVENUE - In May of 2005 the Company began shipping prepaid phone cards. These cards represent a promise to provide telecommunications services when the end user uses the card on our telecommunications network. In accordance with generally accepted accounting principles, the Company defers the revenue from the sales of these cards until the cards are used. During the quarter ended June 30, 2005, the Company deferred revenue of approximately $621,000 and recognized approximately $5,000 in revenue leaving a deferred revenue balance of approximately $616,000.

On June 30, 2005, the Company had approximately 25,000 POPs active in the
United States where one or all of its products can be loaded. The Company was also in the process of implementing the technology under contracts for approximately 50,000 additional POPs. During the remainder of fiscal year 2005, the Company intends to expand the number of access points. The Company has in place contracts that management believes have the potential to grow its access points to over 100,000 POPs. These POPs may now sell or load (or both) debit/ATM and stored value hologram cards to the public. The Company is continuing to seek additional relationships in order to further expand the POPs in the fiscal year.

OTHER OPERATING EXPENSES - Other operating expenses for the quarter ended June 30, 2005 and 2004, were $1,112,345 and $384,890 respectively. The Company's product development activities, increased staffing and sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses.

These expenses included stock-based non-cash expenses of approximately $92,417 and $64,400, respectively. Additional non-cash expenses in addition to stock-based compensation and depreciation were $10,000 for impaired assets in the quarter ended June 30, 2005. The Company recognized other employee compensation of $540,797 and $165,120, in the quarters ended June 30, 2005 and 2004 respectively due to increase in staffing. Professional and consulting fees in the quarters ended June 30, 2005 and 2004 were $222,813 and $69,169 respectively. The approximate 190% increase is due primarily to the added compliance efforts due to the Company's public reporting requirements that were not required in the quarter ended June 30, 2004.

Occupancy and equipment costs increased $114,255, approximately 350%, to $148,158 for the quarter ended June 30, 2005, from $33,093 for the quarter ended June 30, 2004. This increase is due to the additional office space and equipment the Company is utilizing to support its efforts in the development, marketing, and sale of its products and the related staffing. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market.

LOSS FROM OPERATIONS - During the quarters ended June 30, 2005 and 2004, the Company lost $1,012,298 and $382,375 respectively. Operating results were impacted by the increase in personnel, legal, and accounting costs they have not been compensated for by additional revenue.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2004

SALES AND REVENUES - Revenues for the nine months ended June 30, 2005 and 2004, were $672,649 and $28,811, respectively. This increase of greater than 2000% is indicative of the Company's marketing effort in stored value cards as well as the additional revenue source through telecommunications products. Cost of Sales for the nine months ended June 30, 2005 and 2004, were $478,806 and $33,730, respectively. Cost of revenues in 2005 related primarily to the issuance of the new cards and telecommunication product cost, while in 2004 cost of revenues was related primarily a write-off of obsolete inventory as well as transaction costs.

DEFERRED REVENUE - In May of 2005 the Company began shipping prepaid phone cards. These cards represent a promise to provide telecommunications services when the end user uses the card on our telecommunications network. In accordance with generally accepted accounting procedures the Company defers the revenue from the sales of these cards until the cards are used. During the six months ended June 30, 2005, the Company deferred revenue of approximately $621,000 and recognized approximately $5,000 in revenue leaving a deferred revenue balance of approximately $616,000.

OTHER OPERATING EXPENSES - Other operating expenses for the nine months ended June 30, 2005 and 2004, were $3,266,357 and $1,084,941, respectively. The
Company's activity in preparing for new product releases as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase of over 200% in operating expenses.

These expenses included non-cash, stock based compensation of $270,934 and $327,545 in the nine months ended June 30, 2005 and 2004 respectively, a 17% decrease, as well as other employee compensation of $1,602,809 and $376,818, in 2005 and 2004, respectively an increase approximately 325%. The net increase of 266% in compensation expense is due primarily to increased staffing. The Company's cash position has accounted for the shift from stock-based to cash compensation as it no longer is required to pay its consultants and some employees with stock.

Other professional fees incurred in the nine months ended June 30, 2005 and 2004, were $678,855 and $76,770, respectively a 784% increase. The increase in other professional fees is primarily attributable to legal and accounting fees related to external reporting, the process of offering and registration of certain shares of the Company, acquisitions and completion of certain agreements and contracts, as well as the Company's improved cash position which allowed the Company to compensate consultants in cash in lieu of stock issuances.

The Company also recorded non-cash charges to income for asset impairment of $212,000 during the nine months ended June 30, 2005 and purchased in process research and development of $153,190 for the quarter ended June 30, 2004. In the nine ended June 30, 2005, the impaired assets related to the note receivable of $202,000 due the Company from eChex and $10,000 paid to the shareholders of Financial Services International ("FSI") at the signing of the letter of intent to purchase FSI which was not consummated. The purchased in process research and development expense for nine months ended June 30, 2004, related to the excess purchase price of Typhoon Technologies over their book value.

Occupancy and equipment costs increased $183,109 or approximately 295% to $245,160 for the nine months ended June 30, 2005, from $62,051 for the nine months ended June 30, 2004. This increase is due to the additional office space and equipment the Company is utilizing to support its efforts in the development, marketing, and sale of its products and related staffing.

The Company intends to continue to upgrade its technology to maintain what it believes is its lead in technology within the market.

LOSS FROM OPERATIONS - During the nine months ended June 30, 2005 and 2004, the Company lost $3,072,514 and $1,089,941, from operations respectively. Operating results for the nine months ended June 30, 2005, were impacted by the increase in personnel, legal and accounting costs, as well as the asset impairment that have not been compensated for by additional revenue as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2005, the Company generated cash from financing activities of $7,828,389. This amount arose primarily from sales of the Company's common stock, and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. The Company has used a significant portion of this capital to fund cash outflows for operating and investing activities of approximately $3,949,860 and $815,787, respectively, and as of June 30, 2005, the Company currently has cash on hand of approximately $3,062,742. Since the Company has not attained profitable operations and is dependent upon obtaining financing to pursue its plan of operations, there is no assurance that it will not require additional resources in the future or that it will be able to obtain financing in the amount required or terms satisfactory to the Company.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, (the date of the Company's year ended) and updated that evaluation as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of its Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings.

Based on the evaluation, management has not identified any material deficiencies or material weaknesses that need to be addressed.

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

During the nine months ended June 30, 2005, the Company has added accounting personnel as well as an inventory control manager that has strengthened controls. An Accounting Policy and Procedures Manual has been drafted to address many of the internal control issues related to financial reporting and is currently being implemented. The Company feels the Financial Reporting issues are being addressed and will continue to improve.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

         (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

         (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to an ongoing legal proceeding as described in the annual report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 29, 2004, as amended on form 10KSB/A filed June 7, 2005. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB. The Company does not believe the resolution of these matters will have a material adverse effect on its financial position or results of operations. Since the effective date of the Company's annual report, the Company has entered into settlement agreements described in our quarterly report filed on February 8, 2005.

Litigation with Wade Cloud
--------------------------

The Company's attorneys in the Wade Cloud litigation have advised the Company that subsequent to Mr. Cloud's counterclaim being dismissed in Florida state court, Mr. Cloud re-filed his suit in April 2005 and the case is proceeding. The Company is reviewing the complaint and will be filing motions to dismiss the second amended complaint. The Company believes that Mr. Cloud's allegations are without merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company recently completed the private placement of an aggregate of 12,362,500 of shares of common stock to certain accredited investors (the "Purchasers") in an offering made pursuant to Rule 506 of Regulation D. The aggregate purchase price was $4,945,000 cash. The Purchasers paid $0.40 per share and received a two year warrant to purchase one (1) share of common stock for $0.60 per share for each share of common stock purchased. The transaction was consummated pursuant to a Securities Purchase Agreement by and between the Company and the Purchasers (the "Purchase Agreement"). The net proceeds from the sale will be used for general working capital. The shares and warrants sold are restricted from transfer and may only be transferred in compliance with state and federal securities laws.

The Purchasers received certain anti-dilution protection entitling the Purchasers to price adjustments in the event the Company sells shares for a lower price within the next year. The Purchase Agreement contains various representations, warranties and covenants of the parties customary for a transaction of this type. The Company has agreed to indemnify the Purchasers against various liabilities.

The Company also agreed to register the shares and the shares underlying the warrants, pursuant to a Registration Rights Agreement (the "Registration Rights Agreement") and has agreed to file, within 15 calendar days of the effective date of the Company's S-2 Registration Statement, a registration statement with the SEC, covering the resale of (i) the shares and (ii) the shares of common stock underlying the warrants (the "Registrable Securities") for an offering to be made on a continuous basis pursuant to Rule 415. The Company will use its reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter. The Company and Purchasers each agreed with the other to indemnify the other for certain liabilities arising under the Securities Act. Pursuant to the Registration Rights Agreement and subject to certain other provisions therein, if the Company fails to timely perform or provide in accordance with its responsibilities under the Registration Rights Agreement and certain Securities Act provisions, then, in addition to any other rights the holder or holders of the Registrable Securities (the "Purchaser") may have pursuant to the Registration Rights Agreement or under applicable law: (x) on each such date when the Company has failed to timely perform or provide under the Registration Rights Agreement (an "Event Date"), the Company shall pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 12.0% of the aggregate purchase price paid by such Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser; and (y) on each monthly anniversary of each such Event Date (if the applicable event shall not have been cured by such date) until the applicable event is cured, Company shall pay to each Purchaser an amount in cash, equal to 2.0% of the aggregate purchase price paid by such Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser. If Company fails to pay any partial liquidated damages pursuant to Section 2(b) of the Registration Rights Agreement as summarized above in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms of the Registration Rights Agreement shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an event.

The Company paid no commissions, discounts, rebates or other incentives or compensation in association with this offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the three months ended June 30, 2005.

The Company intends to hold an annual meeting of its Shareholder's and an election of Directors prior to or immediately after its fiscal year end.

ITEM 5. OTHER INFORMATION.

Completion of Purchase of Certain property and equipment From MTel.
-------------------------------------------------------------------

The Company closed on its acquisition of telephone switches equipment and related rights from MTel Communications, Inc. ("MTel"). A copy of the Asset Purchase Agreement with MTel and a Consulting Agreement with Mike Vazquez are attached as Exhibit 8.2. and 8.3. to the Company's Form 8-K filed on May 20, 2005.

Establishment of MBI Services Group, LLC
----------------------------------------

The Company established MBI Services Group, LLC (the "Services Group"), a wholly owned limited liability company registered with the state of Florida, and named Erik Jensen, the Company's President, as the Managing Member. The assets purchased from MTel were transferred to the Services Group with $50,000 being designated as contributed capital and the remaining $898,200 payable to the Company.

Extension of eChex Note
-----------------------

The Company entered into an Accord, Mutual Release and Non-Disparagement Agreement with eChex. Under this agreement, the Company assumed all rights and obligations of eChex under their Broker-Client Agreement with Acosta, Inc. ("Acosta") in return for an extension of its note receivable due from eChex.

Both companies mutually released each other and Acosta from litigation concerning the past relationships between the parties and the Company also extended the term of the Note an additional six (6) months. In exchange for releasing the personal guarantees of the three principal officers and shareholders of eChex, eChex assigned all revenue under the Broker-Client Agreement to the Company. A copy of this agreement is attached as Exhibit 8.1.1. to the Company's Form 8-K filed on May 3, 2005.

2005 Options Issued to Employees
--------------------------------

The Company granted 10,175,000 options to purchase the Company's stock to various employees at exercise prices equal to the trading value of its stock on the date the options were granted (subsequently and before June 30, 2005, 733,333 of these options were canceled when employees left the employ of the Company). A copy of this stock option plan is attached hereto as Exhibit 5.1.

EMPLOYMENT AGREEMENTS
---------------------

Scott Matthews
--------------

The Company hired Scott Matthews as its Vice President of Business Development. Prior to his joining the Company Mr. Matthews was the founder and Chief Executive Officer of Platinum Financial Group, a marketing company that managed six stored value MasterCard programs.

Michael Rejbeni
---------------

On April 26, 2005 Michael Rejbeni tendered a 30 day notice of resignation under his contract as Vice President of Sales. During the 30 day period the Company renegotiated the services of Mr. Rejbeni as Vice President of Operations and a new employment contract was agreed upon.

Roderick Braido
---------------

Roderick Braido, the Company's Vice President of Western Operations, resigned effective June 30, 2005. The Company does not plan on replacing the position at this time.

MATERIAL AGREEMENTS
-------------------

Agreement with Virtual Card Services
------------------------------------

The Company entered into that certain, exclusive Stored Value Card Distribution Agreement with Virtual Card Services, LLC ("VCS") dated May 19, 2005 pursuant to which VCS will market the Company's debit cards to automotive dealers nationwide who are focused on serving the sub-prime market, as well as to its own customer of sub prime consumers. VCS acts as the intermediary between a vendor and financial institutions via its 'Virtual Vendor' system. A copy of this agreement is attached as Exhibit 8.1.1. to the Company's Form 8-K filed on June 3, 2005.

Agreement with Network Management Inc.
--------------------------------------

The Company entered into that certain distribution agreement with Network Management Inc. ("NMI") pursuant to which NMI will supply Morgan Beaumont's Stored Value and Debit card products as well as deploy the SIRE Network technology to NMI's sales channel of 6000 retail locations. A copy of this agreement is attached as Exhibit 8.1.1. to the Company's Form 8-K filed on June 21, 2005.

Agreement with Western Union
----------------------------

The Company entered into that certain Swift Pay Service Agreement with Western Union to allow the Company's cardholders to load funds on to their Morgan Beaumont cards at all of Western Unions' approximately 45,000 locations within the United States. The Company believes the integration of its programs with Western Union infrastructure will take between 30 to 60 days and will be complete late in the fourth fiscal quarter 2005 or early in the first fiscal quarter of 2006. The Company expects the integration and technical costs to be nominal and does not consider the integration with Western Union to adversely impact the Company's technical or operational capacity. Western Union will charge the Company's customers a fee for loading their cards and will pay a commission on those fees to the Company. The Company has guaranteed to Western Union a minimum monthly volume of 500 transactions in the first year and 1500 transactions per month thereafter. The Company will pay to Western Union $4.95 for each transaction less than the monthly minimum. A copy of this agreement is attached as Exhibit 8.1.1. to the Company's Form 8-k filed on June 24, 2005.

Distribution Agreement with CGS Financial Technologies
------------------------------------------------------

The Company entered into that certain Strategic Partnership with CGS Financial Technologies ("CGS") in which CGS will distribute the Company's card products through its retail channels. A copy of this agreement is attached as Exhibit
8.1.1. to the Company's Form 8-K filed on July 7, 2005.

Distribution Agreement with Symmetrex Inc.
------------------------------------------

The Company entered into that certain Distribution Agreement with Symmetrex Inc. ("Symmetrex") in which Symmetrex will distribute the Company's card products through its retail channels. A copy of this agreement is attached hereto as
Exhibit 5.2.

Bin Sponsor Agreement with First Gulf Bank
------------------------------------------

The Company entered an agreement with First Gulf Bank ("First Gulf") in which First Gulf agreed to become a Bin sponsor for some of the Company's branded
Visa cards for prepaid programs approved by Visa in return for fees based on transactions on the cards. The Company has been approved as an Independent Sales Organization ("ISO") for First Gulf Bank. A copy of this agreement is attached as Exhibit 5.4. to the Company's 10-KSB filed on May 10, 2005.

Sublease Agreement with GEBO Corporation USA
--------------------------------------------

The Company entered a certain Sublease Agreement with GEBO Corporation USA ("GEBO") in which GEBO will sublease to the Company certain premises consisting of 20,000 square feet in the same building as 6015, LLC located at 6015 31st Street East, Bradenton, Florida 34203, for the purpose of office space and related uses of the business to be operated by the Company. During the term of the sublease, the Company shall pay base rent in the sum of $8,333.33 per month. A copy of this agreement is attached hereto as Exhibit 5.4.

Press Releases
--------------

On August 10, 2005, the Company issued a press release announcing the new agreement with Meta Payment Systems to develop stored value ATM/Debit card programs.

On August 12, 2005, the Company issued a press release the fiscal third quarter results for the period ended June 30, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT

         5.1      2005 Stock Incentive Plan

         5.2      Distribution Agreement with Symmetrex Inc

         5.3      Sublease Agreement with GEBO Corporation USA

         5.4      Press Release issued August 10, 2005

         5.5      Press Release issued August 12, 2005

         31.a Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.b Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.a Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.b Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

On April 27, 2005, the Company filed a report on Form 8-K announcing under Item
8.01 the acquisition of certain assets of Mtel Communications and the issuance of its recent press releases.

On May 3, 2005, the Company filed a report on Form 8-K/A announcing Item 8.01 the agreement and loan with eChex.

On May 20, 2005, the Company filed a report on Form 8K announcing the signing of a letter of intent to purchase all outstanding stock of Financial Services International, Inc.

On June 3, 2005 the Company filed a report on Form 8K announcing that it had entered into an exclusive Stored Value Card Distribution Agreement with Virtual Card Services, LLC

On June 21, 2005 the Company filed a report on Form 8K announcing that it had entered into that certain distribution agreement with Network Management Inc.

On June 24, 2005 the Company filed a report on Form 8K announcing that it had entered into an agreement with Western Union to allow the Company's card holders to load value onto their cards at Western Union locations.

On July 1, 2005 the Company filed a report on Form 8K announcing that it had signed a distribution agreement with CGS Financial, Inc. The Company also announced that it had canceled the acquisition of Financial Services International, Inc.

On July 22, 2005 the Company filed a report on Form 8K announcing that it had completed the private placement of 12,362,500 shares of stock.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MORGAN BEAUMONT, INC.

Date: August 12, 2005                              By: /s/ CLIFFORD WILDES
                                                       ------------------------
                                                       Clifford Wildes,
                                                       Chief Executive Officer,
                                                       Treasurer and Director