Form 10QSB/A
period 2005-06-30
MORGAN BEAUMONT INC
filed 2005-08-31
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                               (AMENDMENT NO. 1)


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2005


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


               For the transition period from ________to________


        Date of Report (Date of earliest event reported): AUGUST 15, 2005


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

YES [x]      NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 60,376,153 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF JULY 31, 2005.

INCORPORATION BY REFERENCE
--------------------------

Reference is made to the Report on Form 10-QSB filed by Morgan Beaumont, Inc. (the "Company") on August 15, 2005 ("Form 10-QSB"). Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the front cover and Item 1 of the Company's Form 10-QSB filed on August 15, 2005 is hereby amended to read in its entirety as follows.

--------------------------------------------------------------------------------

                                             MORGAN BEAUMONT, INC.
                                             ---------------------
                                        A DEVELOPMENT STAGE ENTERPRISE
                                        ------------------------------

                                               TABLE OF CONTENTS
                                               -----------------
                                                                                                      PAGE NO.
                                                                                                      --------

PART I - FINANCIAL INFORMATION

           ITEM 1. FINANCIAL INFORMATION:

              Consolidated Balance Sheet as of June 30, 2005                                              3

              Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004, and the period July 10,
                2000 (date of incorporation) to June 30, 2005                                             4

              Consolidated Statements of Cash Flows for the nine months ended
                June 30, 2005 and 2004, and the period July 10, 2000 (date of incorporation) to June 30, 2005 5 Notes to Consolidated
                Financial Statements                                                                      6

PART II - OTHER INFORMATION                                                                              14

           ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                      14

SIGNATURES                                                                                               14




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

=================================================================================================================================
                                                                                                                  For the period
                                                                              For the            For the          July 10, 2000
                                                                             nine months        nine months         (date of
                                                                               ended              ended           incorporation)
                                                                            June 30, 2005      June 30, 2004     to June 30, 2005
                                                                           ---------------    ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $    (3,000,666)   $    (1,099,644)   $    (5,655,603)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization                                                68,656             25,077            130,706
       Amortization of intangible assets                                             6,638              4,424             13,273
       Stock based compensation and consulting                                     270,934            327,545          1,283,220
       Purchase in process research and development                                     --            153,190            153,190
       Impairment of assets                                                        212,000                 --            255,154
       Forgiveness of indebtedness as a result of litigation settlement            (50,000)                --            (50,000)
    Changes in assets and liabilities, net:
       Decrease (increase)  in receivables                                      (1,186,885)            (4,520)        (1,192,750)
       Decrease (increase) in inventories                                          (73,277)                --            (73,277)
       Decrease (increase) in prepaid expenses and other assets                    (99,997)             2,300           (136,390)
       Increase (decrease) in accounts payable and accrued and other
         liabilities                                                               342,809            202,376            706,656
       Increase (decrease) in deferred revenue                                     615,961                 --            615,961
                                                                           ---------------    ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                                           (2,893,827)          (389,252)        (3,949,860)
                                                                           ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (450,538)           (29,350)          (598.787)
    Notes Receivable                                                              (202,000)                --           (202,000)
    Initial investment in Financial Services International, Inc.                   (10,000)                --            (10,000)
    Purchase of assets from Typhoon Voice Technologies, Inc.                            --             (5,000)            (5,000)
                                                                           ---------------    ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                             (662,538)           (34,350)          (815,787)
                                                                           ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under notes payable                                       --              3,912             97,912
     Repayments of notes payable                                                        --            (25,200)           (47,912)
     Repayments of capital lease payable                                            (6,674)                               (6,674)
     Collection of subscription receivable                                       2,028,949            599,988          3,000,000
     Proceeds from commons stock subscribed                                      3,050,000                 --          3,050,000
     Proceeds from the issuance of common stock                                  1,425,000             77,700          1,735,063
                                                                           ---------------    ---------------    ---------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                                       6,497,275            656,400          7,828,389
                                                                           ---------------    ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        2,940,910            232,798          3,062,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     121,832            (31,174)                --
                                                                           ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     3,062,742            201,624    $     3,062,742
                                                                           ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                              $            13              7,782    $        12,738
                                                                           ===============    ===============    ===============
Income taxes paid                                                          $            --    $            --    $            --
                                                                           ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Typhoon Voice Technology assets by issuance of stock           $            --             70,000    $        70,000
                                                                           ===============    ===============    ===============
Purchase of MTEL property and equipment by issuance of sock                $       748,200                 --    $       748,200
                                                                           ===============    ===============    ===============
Common stock subscribed                                                    $     3,050,000                 --    $     3,050,000
                                                                           ===============    ===============    ===============
Net increase in additional paid-in capital and deferred
  compensation from issuance of stock options                              $       434,850                 --    $       434,850
                                                                           ===============    ===============    ===============
Purchase of equipment with capital lease obligation                        $        24,860    $            --    $        24,860
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

Daniel Davis
------------

On July 18, 2005, the Company hired Daniel Davis as its Vice President of Engineering.

Celeste Brey
------------

On July 18, 2005, Celeste Brey's title was changed to Senior Systems Engineer with the hiring of Daniel Davis.

================================================================================
PART II - OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.



                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MORGAN BEAUMONT, INC.

Date: August 30, 2005                              By: /s/ CLIFFORD WILDES
                                                       ------------------------
                                                       Clifford Wildes,
                                                       Chief Executive Officer,
                                                       Treasurer and Director