Form 10KSB/A
period 2004-09-30
MORGAN BEAUMONT INC
filed 2005-09-12
CIK 1120792

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


                          Commission File No. 000-33389
                                              ---------


                              MORGAN BEAUMONT, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                         65-1071956
                 ------                                         ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

         6015 31ST STREET EAST,
          BRADENTON, FLORIDA                                       34203
          -------------------                                      -----
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



         The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 28, 2004, the date of original filing, was $32,616,080 and as of the date of the filing of this Amendment on September 9, 2005, it was $57,967,216.


         The number of shares of the issuer's Common Stock outstanding as of December 22, 2004 is 47,150,070. As of the filing of this Second Amended Report, the Company had 60,382,517 shares outstanding.



     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I


DESCRIPTION OF BUSINESS

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include its expectations and objectives regarding the Company's future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. The Company does not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The Company advises you to carefully review the reports and documents it files from time to time with the Securities and Exchange Commission ("SEC"), particularly its quarterly reports on Form 10-QSB and its current reports on Form 8-K, and the exhibits filed with or referred to in those reports.


As used in this annual report, the terms "we", "us", "our", "MBI", "Morgan Beaumont", and the "Company" mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.


Morgan Beaumont filed a definitive information Statement on Schedule 14C with the Securities and Exchange Commission on July 6, 2004 (the "Information Statement"). Reference is also made to the Information Statement for a description of the business of the Company, the new Board of Directors and management of the resulting corporation.


COMPREHENSIVE SUMMARY AND UPDATE
--------------------------------

The Company sells debit cards, prepaid phone cards and long distance services, primarily to distributors and it provides software and services for the processing of debit card transactions. The Company markets its own debit cards predominantly under the Morgan Beaumont name and a limited number under the Pronto Banco name, and it privately labels debit cards for others. The Company developed the software necessary for its debit cards to be loaded at numerous banks and stores utilizing otherwise incompatible operating systems. The Company's software allows banks, financial services companies and retailers to communicate debit card transactions. The Company gives the software away for free, but charge the card user a use fee each time a transaction is processed. The Company has only recently introduced prepaid phone cards and the sale of long distance telephone services. Its revenues are presently almost entirely from the wholesale sales of its debit cards to distributors and the wholesale of long distance telephone services. If the Company continues to grow its number of load locations or points of presence ("POPs"), however, it believes revenues from the use of its network may eventually surpass revenues from debit and prepaid card sales.

The Company's debit cards are presently sold to distributors that target the sub-prime credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are immigrants, recently divorced, young or have no credit history or very low income. The Company has an interactive voice response activation system for automated activation of cards and customer relationship management technology. The Company also developed its networking software that supports a network to allow cash to be loaded on to cards, which it has branded the "SIRE" Network. The Company was incorporated in July 11, 2000 and spent the period from incorporation until January 2005 developing its systems, establishing load location relationships and attempting to execute its business plan. The Company began selling debit cards in September 2002, then discontinued sales in the fall of 2003 and resumed card sales again in January 2005.

The Company generates revenue from the sale of its two primary debit cards, its "Morgan Beaumont Debit Money Card" and its "Morgan Beaumont Stored Value MasterCard." Card distributors or, in some cases, retailers, acquire the cards from the Company, and agree to pay it a monthly maintenance fee associated with keeping cards active and a transaction fee each time the card is used. The Company can also generate fee based revenue through its SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases.

As of August 31, 2005, the Company had approximately 98,000 POPs under contract in 48 states, of which 22,500 were operational and the balance were expected to be operational within the next 90 days. The Company anticipates at least an additional 20,000 locations to be under contract within the next 90 days. It has sold 104,635 debit cards since January 1, 2005, of which approximately 400 have been activated and the vast majority of which have yet to be activated and are being held by its distributors until they roll out their individual marketing campaigns.

The Company's recent acquisition and implementation of a number of telephone switches, routes and other rights from MTel Communications has given it the ability to offer prepaid phone cards and sell telephone traffic or usage time on a wholesale basis to others who sell their own prepaid phone cards or long distance telephone services. The Company purchased and deployed the assets in the quarter ended June 30, 2005. It agreed to pay $200,000 and issue 863,636 shares of its restricted common stock for the communication assets. The Company is presently selling prepaid phone cards on a wholesale basis to distributors. It also recently began to sell its own prepaid cards directly to retailers in transactions for which the Company anticipates much better margins. The Company is preparing to offer debit cards that can also be used as phone cards that utilize its telephone switches and long distance routes. The Company generated $235,695 in revenue from its telephone services in the quarter ended June 30, 2005 against $229,299 in costs. The Company believes it needs to continue to generate prepaid phone card sales as well as wholesale route and switch long distance services cards to retailers is more profitable but wholesale of long distance services increases volume of its sales. The more volume of minutes we carry over its switch and routes, the better rates the Company receives from carriers. For the most recent quarter, the Company's revenues from phone cards was $77,582 and its revenue from wholesale usage was $158,112. The Company intends to continue to grow its telephone services and presently anticipate that its telephone services revenue will roughly equal its Debit card revenues for the next fiscal quarter.

HISTORICAL OVERVIEW

Since the Company's incorporation in 2000 until late in 2004, it had primarily been in the formational process. The Company has been developing systems leaving the complexities of the debit card market, and developing its relationships with banks, distributors, processors and points of presence. Since inception the Company has suffered from lack of operating capital which has slowed our development. Its first significant operating capital came as part of the merger with Pan American Energy Corporation. The status as a publicly trading company allowed the Company to more easily locate additional funding for its operations. The Company has had limited card services and sales of approximately $355,900 in 2003, but never had a substantial number of POPs and card sales until various contracts became effective starting in January 2005.

MATERIAL RELATIONSHIPS

The Company's material contracts and relationships fall into the five main categories of:

         o BANKS, The Company issues cards or card programs that it sell to distributors or others.
         o PROCESSORS, who collect the money and handle the financial transactions among the banks and the cardholders and the card distributors.
         o DISTRIBUTORS, who structure the type of card programs they want and sell the cards to end users or other sub distributors.
         o POINTS OF PRESENCE (POPS), which are card sales and load locations, some of which the Company also access through certain distributors.
         o CARD ASSOCIATION COMPANIES, such as MasterCard and Visa, which sponsor certain types of card issuances.

The Company attempts to identify a demand for a particular type of card program based upon its understanding of the marketplace or direct requests from customers. When the Company develops or structure a card or card program, it attempts to match that program with a bank which is best suited for the particular card terms and users. Once a bank approves a program, it will refer the Company to the processors with which it does business. There are no regional or national restrictions on the issuing banks or processors. Some banks however cannot support large numbers of retail transactions but would prefer payroll or other programs. Likewise, certain processors desire to handle large numbers of retail transactions while others might be better suited for payroll. Some banks are not big enough to handle large card programs, while larger banks may not offer as favorable of pricing as the smaller banks.

The Company currently have three to five key relationships in each of the five main categories, which break down as follows.

------------------------- ---------------------- ----------------------- ---------------------- --------------------
Banks                     Processors             Distributors            POPs                   Credit Cards
------------------------- ---------------------- ----------------------- ---------------------- --------------------
 1.  First Gulf Bank        1.   WildCard          1.  Prime Source       1.   IPrepay           1.  MasterCard
 2.  Bank First             2.   Symmetrex         2.  Virtual Lending    2.   Western Union     2.  Visa
 3.  MetaBank               3.   First Data            Services           3.   Transaction       3.  Discover Card
 4.  First Federal Bank     4.   National Card     3.  IPrepay                 Management
 5.  Merrick Bank                Services          4.  CGS Financial      4.   CGS
                                                   5.  Bostrom            5.   IPP
                                                       International      6.   Bank of
                                                       America Group      7.   Money
                                                       Gram
                                                    6. Network
                                                       Management, Inc.
                                                    7. Acosta
------------------------- ---------------------- ----------------------- ---------------------- --------------------

The Company's annual report on Form 10-KSB provides a detailed analysis of the type of transactions and business the companies listed above primarily handle. The Company continues to add banks, processors and distributors and it is negotiating with Discover card to offer programs through them and negotiations with Visa to increase its level of approval from an independent service organization to a third party processor.

RECENT HISTORY OF LOSSES, ACCUMULATED DEFICIT AND ANTICIPATION OF FUTURE LOSSES

The Company has incurred significant losses since its inception, and it expects to have ongoing requirements for additional capital investment to implement its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. The Company suffered recurring losses from operations including a net loss of $1,031,335 for the nine months ended September 30, 2004 and $3,072,514 for the nine months ended June 30, 2005. Operating expenses for the nine months ended June 30, 2005, including non cash items of $92,677, were $1,029,125. Operating expenses for the nine months ended June 30, 2005 including non cash items of $558,228 were $3,266,357. As of June 30, 2005, it had an accumulated deficit of $5,655,603 which includes non cash items from inception of $1,335,543. The Company has not achieved profitability in any quarterly or annual period since inception and it expects to continue to incur net losses for the foreseeable future. Although revenues have grown in certain recent quarters, it cannot be certain that it will be able to sustain these growth rates or that it will obtain sufficient revenues to achieve profitability. Even if the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company expects that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.


DESCRIPTION OF PRODUCTS AND SERVICES
------------------------------------


DEBIT CARD PRODUCTS
-------------------

THE MORGAN BEAUMONT MONEY CARD (THE "MONEY" CARD) IS AN ATM AND DEBIT CARD. The Morgan Beaumont Money Card is an ATM/Debit card that allows the user/consumer to withdraw cash at over 750,000 ATM's or make purchases at more than 5,500,000 merchants worldwide. The Morgan Beaumont Money Card can be used at any location on the Cirrus or Maestro ATM network and at restaurants, gas stations, car rentals and other locations utilizing credit card services or with ATM functions. Certain characteristics of the cards are:

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

         o the cards can be loaded with money from any where in the world via the Internet or by Cashier's Check or Money Orders via mail; and

         o        the transaction accounts are registered and FDIC insured.


Many in the sub prime market have a need to transfer money from the United States to their homes and families in Mexico, Asia and South America. Funds may be transferred from one card to another by telephone. A funds transfer on a Morgan Beaumont Money Card may be executed from one card to another for as little as $2.00. The Company has targeted several key markets for distribution of the Money Card, such as convenient stores, check cashing stores and payroll services. The Company did not sell any cards to these markets during the period covered by this report. The Company began sales to distributors targeting these markets in 2005. The Company hopes to establish sales directly to retailers in the future.

Management of the Company also intends to market that the Morgan Beaumont Money Card to employers and payroll services, both domestically and internationally, as a low cost means of paying employees instead of a check. Since the fiscal year end, the Company has been negotiating with certain large employers for the sale of payroll cards and anticipates entering into contracts before September 30, 2005.

THE MORGAN BEAUMONT STORED VALUE CARD (THE "STORED VALUE" CARD) IS A "PAY AS YOU GO" CARD. The Morgan Beaumont Stored Value MasterCard and Visa is a "pay as you go" card that can be used anywhere MasterCard is displayed worldwide. The cardholder determines the spending limits by the amount loaded on the card. Certain characteristics of the card are:


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

SERVICES
--------

MORGAN BEAUMONT, INTERACTIVE VOICE RESPONSE ("IVR") FARM AND SOFTWARE SOLUTIONS. The Company acquired Typhoon Technologies, Inc. ("Typhoon") in December 2003 and merged it into the Company. Typhoon had proprietary technology that was at one time considered by the Company to be an integral part of the Company's development and operation of an IVR "farm" for the service of its customers, as well as competitive companies.

The IVR Activation System is the most common method of providing first level customer service for products which the consumer calls to receive information regarding card balance, recent activity and other commonly asked questions. The Company did not receive any direct revenue from this feature in the year ended September 30, 2004 and does not anticipate any direct revenue from this feature in the future.

VALUE LOAD ("SIRE") NETWORK. The Company has labeled its platform for cash loading and payment locations as the SIRE Network. The SIRE Network provides a brand name, look and feel for the Company's technology platform and network of retail load locations. The SIRE network is open technology that allows multiple card issuers, once certified, to load cards onto a national platform and ultimately as a national payment platform for goods and services. The Company considers this technology to be useful, but no longer considers it to be a critical or material component of its business.

As part of the branding initiative, the Company's network of POPs locations was targeted to reach at least 100,000 locations by year-end 2005. In the year ended September 30, 2004, the Company had less than 10,000 load locations under contract. As of August 31, 2005, the Company had in excess of 98,000 POPs under contract and anticipated signing an agreement with MoneyGram, which would increase that number to over 100,000. Of those locations, approximately 22,500 are up and operational. IPrepay's 20,000 locations are in final beta testing for anticipated launch in September 2005. The 45,000 Western Union locations are working through the technical interface and are anticipated to be online in late October 2005. NMI, which represents 6,000 locations, is in the process of acquiring and installing software to be able to deliver information to all its locations and the Company anticipates it going online in the month of September 2005. At the year ended September 30, 2004, the Company had less than approximately 10,000 POPs operational. The table below provides the number of POPs as of August 31, 2005 under contract, that are operational and which are in beta testing, in a roll out phase or in engineering development.

POPS UNDER CONTRACT AS OF AUGUST 31, 2005
-----------------------------------------

         In Person Payment                                          3,000
         Transaction Management                                     1,400
         NMI                                                        6,000
         CGS                                                        5,000
         Iprepay                                                   20,000
         Western Union                                             45,000
         Bank Of America                                           18,000
                                                                   ------

             Total                                                 98,400

POPS THAT WERE OPERATIONAL AS OF AUGUST 31, 2005
------------------------------------------------

         In Person Payment                                 3,000
         CGS                                                 100
         Transaction Management                            1,400
         Bank Of America                                  18,000
                                                          ------

               Total                                      22,500


POPS UNDER CONTRACT, BUT NOT OPERATIONAL, POPS WHICH ARE IN BETA TESTING, IN A
------------------------------------------------------------------------------
ROLL OUT PHASE, OR IN ENGINEERING DEVELOPMENT
---------------------------------------------

         IPrepay                20,000     Final beta testing be for launch
                                           anticipated launch in September 2005

         Western Union          45,000     Working the technical interface
                                           anticipated to be done by mid-October

         NMI                     6,000     The customer is in the process of
                                           buying a software download program to
                                           push information all there locations.
                                           Mid- September

         CGS                     4,900     In development
                               -------

         Total                  75,900


MECHANICS OF PRODUCTS AND SERVICES


The Morgan Beaumont Money and Stored Value Card are printed at a facility that has been authorized by the card association under which the card is issued such as MasterCard or Visa. The printing of the cards can only take place once the card program has received approval from:

         (1) the card association,
         (2) the issuing bank, and
         (3) the issuing processor.

The cards are provided to consumers in a retail sale transaction for ordinary debit cards and provided by the employer for payroll cards. The specific method will depend on the type of card the consumer obtains.

         1. DEBIT CARD - This card product is one the consumer may purchase over the counter at a retail merchant such as a convenience store, grocery store or similar merchant. This type of card product is readily available and may be packaged in a manner that allows the product to be displayed to the consumer so they are able to clearly understand the basic features and benefits of the card product prior to purchase.

         2. PAYROLL CARD - This card product is typically not purchased by the consumer, but is provided by an employer as a means for the employer to directly deposit a consumer's paycheck for them, rather than writing a paycheck. The packaging of this card product will be less informative, but it will contain documents clearly outlining the usage of the card as a payroll device.


There are fees the consumer pays for use of these card products. The fees for the payroll card may be lower for certain types of activities than for an ordinary debit card. In all cases, the issuing processors are responsible for debiting the cardholder account for the correct fees. These fees are to be distributed to the Company and other entities to pay for the services rendered for those fees.

All record keeping for this activity is kept at the issuing processor's data center and is sent to the Company's data center for monthly reconciliation.

The functions for loading money to the card, including banking functions, money movement and other details are described below:

HOW THE CARD WORKS
------------------


Consumer to Merchant Transaction:

1. PRESENTATION. Consumer presents card to merchant, merchant swipes card through magnetic reader and is presented with a menu.


2. LOADING. Merchant selects "load" option, and indicates the load amount. POS sends information to a Data Center to verify the POS device is authorized for use.

3. VERIFICATION AND AUTHORIZATION. The Data Center checks POS device ID to verify that the device is valid.


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


If the error message was POS device or merchant specific, the message indicates the consumer should attempt to locate another load location or return later. If the error message due to a velocity issue on the card account, or other Processor related issue, the message indicates the consumer should call the processor customer service group. If the error message was of a technical nature, the message indicates the merchant should attempt the load again, or should contact the technical support group at the number they have been instructed to use.

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


The consumer is responsible for reviewing the load receipt to verify accuracy of the load value prior to leaving the merchant location. The merchant assumes responsibility for accuracy of the load value entered by their employees. If the consumer has a dispute at the time of load, the merchant will typically use the standard procedure for balancing their cash drawer against possible inaccurate entries. If the consumer has a dispute after the fact, (checking balance hours or days later, reviewing the receipt after leaving the store, etc.), the consumer and merchant are responsible for resolving the disputed transaction.


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


2. APPROVAL. Once the consumer accepts the accuracy of the receipt, the transaction is finalized.


         (a) ISSUING PROCESSOR. The POS device transmits the load detail to the Data Center.


         (b) REMITTANCE PROCESSOR. The POS device transmits the load detail to the processor using Morgan Beaumont's proprietary process.

3. APPROVAL. Either the issuing processor accepts the load data, and passes this information to Morgan Beaumont. Morgan Beaumont uses proprietary process using logic to route the transaction information to the correct processors based on the POS device terminal ID.

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


STAGE IN DEVELOPMENT


During the year ended September 30, 2004, the Company was in the process of the development and the deployment of the services required for customers to load cards and access the basic customer questions such as card balance and recent transactions using either a telephone or a computer connected to the Internet. The Company focused its efforts on completing the merger with Pan American Energy, accumulating POPs and negotiating for sales of its cards to distributors. Since the year end, the Company believes that it has established the necessary infrastructure and improved its technology to a level that prepares it to be fully operational.


FINANCIAL TERMS OF PRODUCTS AND SERVICES


FEE ALLOCATION. Banks and processors charge the consumer fees for certain transactions, which the Company passes through to the consumer. In some cases, this is a direct pass through with no added margin. In other cases, the standard fees charged to the consumer allow a small margin to be added prior to passing along to the consumer. The risks associated with these certain transactions are dependent of the type of program between the bank, the processors and the Company. Some programs expose the Company to risk, but controls are placed on by each to manage and minimize the risk to each party. The table below provides the average fees paid by the consumer. Each bank and processor will set their own fee structure.


               --------------------------------------  --------------
               CARDHOLDER FEE SCHEDULE PAYROLL         FEE'S
               --------------------------------------  --------------
               MONTHLY MAINTENANCE                     $4.95
               ATM DOMESTIC                            $1.75
               ATM INTERNATIONAL                       $5.00
               ATM DECLINE/INQUIRY                     $1.00
               POS DOMESTIC                            $0.75
               POS DOMESTIC DECLINE                    $0.75
               POS INTERNATIONAL                       $0.80
               POS INTERNATIONAL DECLINE               $0.80
               BALANCE INQUIRY ONLINE                  FREE
               LIVE CALL WITH CSR                      $1/MINUTE
               LOST OR STOLEN CARD                     $20.00
               CARD LIQUIDATION                        $10.00
               RESEARCH REQUESTS                       UP TO $25/HR
               DORMANCY FEE                            $7.50
               RETAIL LOAD                             $4.95
               ACH CREDIT/DEBIT                        $1.25
               TRANSFER FROM                           $1.00
               TRANSFER TO                             $1.00

The above table is representative of a typical fee arrangement of the Company. There is no standard arrangement; the fees vary from program and arrangements the Company has with its processors.

ALLOCATION OF RISKS. The Company believes that the majority of risks associated with its services are primarily born by the banks and the processors. For some programs and arrangements of the Company, the risks are limited to the associated bank. For other programs and arrangements, the Company may be exposed to the risks associated with the card products as more fully described below. In each program and arrangement, controls are placed at each level of the transaction to minimize the risk to each individual party. Each program and arrangement has a different method of managing risk to each individual party.

FRAUD. The Company has experienced virtually no fraud to date, however this condition is likely to change as the Company's products are more widely used. The Company intends to continue to take steps to minimize its risk to losses due to fraud. On debit cards, it is a cash-on-cash transaction. The debit card requires possession of the card and the actual personal identification number. Unless the bank processor makes a mistake, there is very little known risk with the debit cards at the time. In the event of a processor error, risk is on the processor. On a hologram card, the risk of fraud is primarily on the Company where the possibility of people purchasing the card products with intent to defraud.

If a bank fails to pay or do proper paperwork with the processor, MasterCard or Visa can shut down the bank and all cards issued by it, even if the cards have credit balances loaded onto them.

MATERIAL RELATIONSHIPS

The process of getting the Company's products into the hands of consumers involves contractual relationships at several levels: (1) the bank that issues and owns the card, (2) the processor responsible for accepting transaction information and keeping the card account up to date and (3) the Company's distribution partners or customers are responsible for the distribution of the cards to retail locations. The Company's current and intended operations involve the Company working with some of the following business partners to sell cards and services. Each of these relationships plays a different role.

         A) CARD ASSOCIATIONS: MASTERCARD/ VISA. All of the cards the Company produces which have a hologram logo on the front will require approval from the card association holding the trade mark for the hologram logo. The Company obtains its access to the network of financial institutions and linked ATM's and point of sale systems through an arrangement among banks and MasterCard and Visa, as third party providers. The MasterCard and Visa relationship provides the Company with a package of other networks such as Star(TM) and Plus(TM) and Cirrus(TM) and similar networks. The Company's third party provider licenses with both MasterCard and Visa provides access to these networks without the Company having to negotiate access to each of the individual networks separately. The Company is in currently negotiating an agreement with Discover that will allow the Company to produce a Discover gift card. The Company pays an annual fee to the card association to maintain the program approvals.

         B) BANKS. The Bank is the entity with the direct relationship to the card association (MasterCard or Visa), and is responsible for sponsoring the Company as a TPP (Third Party Processor), or ISO (Independent Sales Organization). Without a TPP or ISO relationship with the card association, the Company would not be able to produce the card products for sale to consumers. Once an approval from a card association is obtained, the Company works with an issuing Bank to put out a card product or program. The terms of these contracts will articulate the Company's responsibility to supply adequate customer service to answer consumer questions and will define the card account parameters, i.e. the maximum amount the consumer can have on the card, and daily usage parameters for ATM withdrawals, etc. The bank has a schedule of fees for services provided to the card holder. The Company is charged these fees, and passes them on to the consumer each time a transaction that incurs a fee takes place. The bank charges the issuing processor a fee for certain transactions the consumer conducts, which is collected at the time of the transaction by the processor and distributed to the bank. The bank also charges the Company a monthly fee to keep the card account active. This fee is collected by the issuing processor who distributes those funds to the bank and to the Company. The Company currently has relationships with 5 banks, First Gulf Bank, Bank First, MetaBank, First Federal Bank and Merrick Bank, but had only one bank relationship during the year ended September 30, 2004.

         C) PROCESSORS. Banks require an approved processor have a relationship with the TPP or ISO so that all of the consumer transactions are tracked and debits/credits to the consumer card accounts are properly adjusted. The terms of these contracts articulate how the Company works with the processor to address fraudulent use of the cards, how any potential shortfall is addressed for a legitimate consumer load, and the availability of customer service information. The processor has necessary regulatory and banking approvals to conduct transactions from point of sale terminals and banks to apply credits and debits to the consumer cards. The Company has direct relationships with the processor to facilitate the consumer reconciliation of purchase and value loads to their card. WildCard Systems and National Card Services are examples of the Company's current relationships. The Company pays a fee to the processor for the initial set up of the card program and the processor charges a fee to the consumer for certain transactions performed by the consumer. These fees are collected by the processor and distributed to the appropriate party.

                  Fraud risk is minimized in lower floor limits, (the ability of a store to process a transaction without a `real time' verification of the card balance), and the fact that these cards are intended to be used in the US. With the checks and velocity use parameters in place, the Company has not experienced significant fraudulent use of cards to date. The processor has a schedule of fees for services provided to the card holder. The Company is charged these fees, and passes them on to the consumer each time a transaction that incurs a fee takes place.

         D) DISTRIBUTION PARTNERS. The relationship to the entities responsible for selling the card products to the retail store is a standard wholesale sales model. The Company sells the cards to the distributor at a wholesale price; the distributor then adds their margin and sells the card to the retail store. The retail store typically adds a margin and sells the card to the consumer. Each entity in this chain is free to establish their own margins; the Company simply offers suggestions regarding market trends. To place the Company's card products into the retail establishments that will sell them to the consumer, the Company works with a variety of distribution partners that are currently selling a similar or related product or service to the stores. The Company's current strategy is to use pre-paid phone card distributors and agents that wish to add additional products to their line. The financial arrangement between the Company and the distributor is a fairly typical wholesale situation. The distributor purchases the cards from the Company at a wholesale price and then sells the card products to the store with a margin added. There are some fees collected from the consumer, (the monthly maintenance is the most common) for which the Company will pay the distributor a commission. This is to encourage the distributor to continue providing service to the store so the consumer is satisfied with the features of the card product.

         E) POPs. The Company currently has material relationships with certain firms and companies such as Secure Cash Network, Inc., IPrepay, Inc., and Acosta, First Gulf Bank, WildCard, MetaBank, Merrick Bank, In Person Payment, Transaction Management, Bentley Commerce, MTel, whom offer its products to consumers and utilize its network system as well profit from the sale and use of the Company's products through their businesses. These key relationships expand the number of POPS which in turn is anticipated to increase revenue by increasing the coverage for use without having to increase costs for the production of products.

         F) AFFILIATIONS INVOLVED OR PARTICIPATING IN THE SIRE NETWORK. The Company currently has an agreement in place with In Person Payment ("IPP") that allows IPP to load cards that can be loaded on the SIRE network. The Company also has an agreement with IPrepay which is in the process of implementing the ability to load cards that can be loaded on the SIRE network through many of its 160,000 locations. The Company is also currently negotiating with several other money transmitters to allow them to load SIRE network loadable cards.

         G) OUTSOURCE/DESIGN/ PACKAGING SERVICES. The Company designs the majority of its products internally with the help of outside vendors experienced in the industry. These vendors also provide production and packaging services for the Company. By using both internal and external sources for this activity, the Company uses this redundancy to reduce dependence on individual sources for its product's design and manufacture.

LICENSING REQUIREMENTS. The Company has obtained a National Association of Securities Dealer ("NASD") Federal Money Services Business License ("MSB"), which some states require. Additionally, due to the nature of the business the Company conducts, many states require the Company to obtain some type of money services business license to sell or service the card products in that particular state. There is currently no clearly defined policy at a Federal or State level defining which segment of the business would require that type of licensing and which states will participate in requiring the license. The Company has engaged a law firm familiar with the current and emerging regulatory climate to provide guidance in obtaining all necessary licenses. Due to the changing regulatory situation, it is possible that a state the Company are doing business in that does not currently require a license, may change its opinion, laws, rules, regulations or interpretation thereof and later require that the Company obtain a license. The Company has no ability to predict if that will happen, or what the period of time to obtain a license may be if it should occur. However, the Company has taken a proactive approach to this by regularly contacting the State agency in charge of those matters, and requesting updates on their policies. The Company anticipates this will provide adequate time to obtain any license that may be required.


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


The Company then conducted a search for counsel experienced in state banking and debit card regulations and ultimately chose and retained the national law firm of Pillsbury, Winthrop et. Al. The initial advice from new counsel was substantially different than that of the prior firm and the Company no longer anticipates immediately seeking licenses in every state that regulate debit cards. The Company recently hired the law firm of Jones Day to further assist in the individual state license process. To date the Company has not obtained any state licenses.


ACQUISITIONS
------------


In December 2003, the Company acquired Typhoon (as defined above) for less than $200,000 and merged it into the Company. The Company acquired Typhoon for its IVR technology which the Company has incorporated into its business, as described in Item 1 of this report. The Company also acquired the employment of Erik Jensen, formerly the President of Typhoon. The Company issued stock as the purchase price for the acquisition of Typhoon. Except for the merger between PAEY and Morgan Beaumont, the Company made no other mergers or acquisitions in the fiscal year. Subsequent to the year end, the Company acquired certain assets from MTel Communications to allow the Company to establish its telecommunications business as described in the comprehensive update. The Company also entered into negotiations to purchase a competitor but elected not to proceed with the acquisition in 2005.

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


Morgan Beaumont, Inc., a Florida corporation ("Morgan Beaumont"), was formed on July 10, 2000, as a sales and marketing company providing debit card products to the sub-prime consumer. Morgan Beaumont developed a strategy that launched a successful sales campaign, and shipped the first cards to consumers in late 2001. Morgan Beaumont had a relationship with only one bank and one processor at that time. The bank discontinued support of the debit card products in mid 2003 which prevented the Company from engaging in sales activities. This resulted in a cessation of all card sales until December 2004. Morgan Beaumont began to cultivate multiple Banking and processing relationships, as well as undertake the development of value loading technology to bolster the Company's ability to produce debit card products, and to attempt to provide the services for these products the Company believed the consumer was requesting. Sales efforts for debit card products resumed in late 2004, and sales began in 2005.


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


The difference between a sub prime consumer using debit cards and a prime consumer using debit cards is that the prime consumers debit card is linked to the individual's bank account at a bank where the consumer has a checking or savings account. The sub prime consumers card is linked to a pool account established as a depository for all funds linked to the BIN supplied by the bank. Each consumer's card is a sub account in the larger pooled account.

Often times a sub prime consumer is not able to open a bank account for a variety of reasons such as a low FICO score, or a history of bouncing checks, or some similar activities banks shy away from. By obtaining a Morgan Beaumont debit card the sub prime consumer is able to utilize Morgan's pooled account as a depository with the issuing bank of the Morgan Beaumont card. This card account becomes the sub prime consumers account where their money is stored, as opposed to a prime consumer who simply opens an account at that bank in their own name.

Both prime consumer and sub prime consumer accounts are a cash-on-cash transaction, meaning both consumers must have money in their respective accounts to use the debit card.

The MBI debit card is for a sub prime consumer and works the same as other debit cards with the exception that MBI debit cards can have cash loaded on the card at retail locations.

SERVICES OFFERED TO SMALL BUSINESS AND SUB-PRIME CREDIT CONSUMERS. Small businesses and sub-prime credit consumers have traditionally been under-served or ignored by traditional financial institutions. When services have been available to this market segment, it has been made available at a premium price given the perceived heightened risk potential for liability for fraud, charge-backs and other losses. Debit cards substantially reduce that risk and allow for more competitive terms to be offered to small businesses and sub-prime credit consumers alike.


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

         o FOCUSING ON SUB-PRIME CREDIT CUSTOMERS LOCATED IN CERTAIN REGIONS. The Company intends to direct its advertising and sales efforts towards certain regions and ethnic groups it believes have been under-served by traditional financial institutions. The Company believes by focusing first on these groups it may be able to rapidly build a base of loyal customers.

The Company acknowledges that it faces substantial competition and operational and developmental hurdles in the pursuit of this goal and that it may never achieve profitability.


SALES AND MARKETING
-------------------


PERSONNEL

The Company had 4 sales and marketing personnel as of September 30, 2004. As of August 31, 2005, the Company had 8 sales and marketing personnel. Of these personnel, 4 people are currently focused on sales to distributors and 4 people are focused on sales directly to retailers. Both groups' efforts center around direct mail, telephone solicitation and industry direct advertising.

As of August 31, 2005, the Company had 14 sales people, of which 7 are outside sales and 7 are in inside sales. The Company's outside sales people visit customers and handles sales outside of the office. The Company's inside sales personnel handle telemarketing and sales from within the Company's offices. The Company also has 4 marketing personnel who prepare collateral materials, conduct market research, handle advertising, do some web design and graphics design and handle customer training.

TARGET MARKETS

The Company primarily markets its products to distributors who themselves market directly to their target markets. These are typically consumers that for a variety of reasons do not have a traditional banking relationship. The reasons are primarily, but not exclusively, due to low credit scores. As discussed elsewhere, this can be due to bankruptcy, divorce, youth, bad past credit practices, low income or other factors. The Company believes these subprime consumers to be the majority of non banking debit card users; however, the Company believes the use of debit cards is growing among all consumers. The Company's cards are used in the same manner as traditional credit and debit cards except they are a prepaid instrument and value can be loaded on the cards at any SIRE network location.

To conduct the necessary transactions for bill payments, these consumers rely on alternative financial products, such as money orders, to pay their bills. The Company has established marketing tools and information it provides to the various retail merchants that sell money orders and similar products to provide information to consumers about the use of Money/Stored Value cards. The consumer can then make an informed decision about the alternatives to using money orders for some of their transactions. The demographic of the average debit card customer is typically not defined by age or the geographic region they reside as much as by individuals with a lower income and credit challenged.

During the period covered by this report and for the first part of calendar 2005, the Company primarily relied upon distributors to get its products into the retail locations. This requires the Company to identify companies selling other products or services into the types of retail establishments commonly used by its target consumer. iPrePay and Acosta are examples of these companies. The Company's contract with iPrePay calls for the roll out of 10,000 locations, and its contract with Acosta calls for the roll out of 450 locations in the first wave of deployment. These locations may be convenience stores, gas stations, grocery stores and may be individually owned stores, or small to medium sized chains. These merchants are located in the 48 contiguous states, with a slightly higher concentration in the southern half of the USA. The Company had sold approximately 90,000 cards from inception through September 30, 2004 but had no card sales in fiscal year 2004. From January 1, 2005 to August 31, 2005, the Company had sold an additional 95,000 debit cards.

INTERNET WEB SITE. During the period covered by this report, the Company expanded the content on its web site and attempted to develop an on-line ordering and customer service system. While the Company intends to continue to update its website and drive certain customers to the services offered on the site, the Company has changed the focus of its website since the fiscal year ended September 30, 2005. The website will be for interactive services for existing cardholders and to provide information about the Company. Potential customers can still download a card application but are no longer able to submit an application for a card over the Internet. The Company has found that Internet sales to the subprime market were unsuccessful. The Company may pursue Internet sales more aggressively in the future.

CUSTOMER RELATIONS. The Company out-sources first contact customer service for all members. The Company's content providers provide all back up and product related customer service, interfacing with its support team. The Company attempts to keep detailed records of every sales contact, including source of inquiry, client needs, employment and income.


CUSTOMER RELATIONSHIP MANAGEMENT
--------------------------------



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


The Company believes its focus on smaller merchants and sub-prime credit clients gives it a competitive advantage over larger competitors that have a broader market perspective, and over competitors of a similar or smaller size that may lack its extensive experience and resources in this market sector. Please see Risk Factors for additional discussions of competition.


PROPRIETARY RIGHTS
------------------


The Company does not hold any patents and has not received any copyright or trademark registrations to date. Where appropriate, to protect its intellectual property rights, the Company intends to rely on a combination of trademark, patent and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with their employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which the combined company intends to offer its services. The steps taken to date by the Company to protect its intellectual property rights may not be adequate. The Company has not patented or trademarked any of its works through the U.S. Patent and Trademark Office, nor has the Company copyrighted any of its work through the U.S. Copyright Office. The Company has filed trademark applications for the name Morgan Beaumont, its logo and for the "SIRE" network. The trademark "SIRE" is already is already held by a large financial services firm in the same trademark category that applies to the Company's business. Third parties may infringe or misappropriate the Company's intellectual property rights or the Company may not be able to detect unauthorized use and take appropriate steps to enforce its rights. In addition, other parties may assert infringement claims against the Company. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit the Company's ability to use processes covered by such patents or expose the combined company to claims of patent infringement or otherwise require the Company to seek to obtain related licenses. Such licenses may not be available to the Company on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on the Company's business.


Management of the Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that it has licensed proprietary rights from third parties.

The Company's proprietary intellectual property consists of:


         (1) Interactive Voice Response software, to provide access to information in a database using a telephone and DTMF or voice for queries;
         (2) Customer Relationship Management software, for use in customer service applications that require tightly integrated and customizable interaction;
         (3) Software for various Point of Sale terminals, with functionality to facilitate non-cash transactions for barter exchanges using either IVR or magnetic card transactions; and
         (4) Application server and web server software, to provide the business logic necessary for proper data transmission of all transactions that may be initiated for any other applications listed above. This software is a very complex set of technologies with many distinct components, but requires the use of all parts.


The Company believes that most of its proprietary software is protected by common law copyright, but none have been registered with the United States Copyright Office.

EMPLOYEES
---------


As of September 30, 2004, the Company had 14 full time employees: 4 Executives, 3 Administrative, 3 Sales and 4 Technical Personnel. As of August 31, 2005, the Company had 44 full time employees that the Company now categorizes as: 4 officers and executives; 14 sales; 4 marketing; 6 technology; 7 customer service; 4 operations and 4 finance. The Company also has 5 full time consultants that presently operate the Company's telecom division. None of its current employees are covered by any collective bargaining agreement and it has never experienced a work stoppage. The Company considers its employee relations to be good. The Company believes its future success will depend in large part on its continuing ability to attract, train and retain highly skilled technical, sales, marketing and customer support personnel.


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


MOST STATES REQUIRE THE COMPANY TO UNDERGO A DIFFICULT AND COSTLY PROCESS OF OBTAINING LICENSES TO LOAD THE COMPANY'S STORED VALUE CARDS. Approximately 40 states have established laws or regulations requiring entities taking or loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal banking charter and is operating from a licensed bank branch. The Company has engaged counsel to contact the authorities of each state in which it conducts business to determine its compliance needs. In the interim, the Company intends to continue to rely upon the licenses of its affiliated banks. Some states may require the Company to obtain its own license to conduct money loading operations. This may mean that in order for the Company to be able to conduct its card loading operations, it will be required to apply for and obtain licenses in nearly every state in which the Company loads money on to cards. This process will include the Company retaining special attorneys to assist it in the application process. The Company will have to file an extensive license application in each such state. The Company will have to post bonds to operate in those states and pay filing fee's which range from $1,000 to $100,000 per state. The Company will also have to qualify to do business in each such state and thereafter file tax returns and be subject to service of process in each state. In the best case scenario it will take at least 9 months to obtain all of the necessary licenses. The Company does not presently know if it will be able to obtain all of the Licenses the Company needs to fulfill existing and proposed contracts. The Company also does not know if it will be able to obtain the funding necessary to purchase the approximately $6,000,000 in bonds necessary to secure all of the licenses. In most states the Company will have to obtain the bonds prior to applying for the license.


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


THE COMPANY HAS NOT BEEN PROFITABLE AND EXPECTS FUTURE LOSSES. The Company incurred a net loss of $1,031,335 for the nine months ended September 30, 2004. Operating expenses for the nine months ended September 30, 2004, including non-cash items of $92,677, were $2,896,467. The Company has not achieved profitability in any quarterly or annual period since inception and expects to continue to incur net losses for the foreseeable future. The Company had an accumulated deficit of $5,655,603.00 from inception through June 30, 2005. Although revenues have grown in recent quarters, the Company cannot be certain that it will be able to sustain these growth rates or that it will obtain sufficient revenues to achieve profitability and the Company expects that deficit to continue to grow. Even if the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company expects that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.


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


THE DEBIT CARD INDUSTRY IS A FAIRLY NEW INDUSTRY THAT IS SDEVELOPING AND BUILDING OUT STANDARDS, PROCESSES AND RELATIONSHIPS. The Company is a developmental company building out networks and relationships. In the course of this build out of the network, relationships, POPs and related systems, there exist the possibility that the associated companies may delay payment to the Company, or return the Company's products to it because their customer base is in the process of being educated as to benefits and how to use debit cards. These delays and or returns could have an adverse effect on cash flow, sales and inventory levels.


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


CERTAIN DELAYS COULD CAUSE LOSS OF BUSINESS OPPORTUNITIES AND INHIBIT THE COMPANY'S GROWTH

Delays in the development of the Company's programs or business plans could cause loss of opportunities. These delays could be in areas such as:

         o        Deployment of the company's technology
         o        Obtaining POPs
         o        POPs becoming active
         o        Interfacing with technology at the POPs
         o        Adoption of technology
         o        Revenue due to cards being activated
         o        Revenue due to cards being used
         o        Revenue due to training at distribution level
         o        Revenue due to training at POPs level
         o        Revenue due to bank processer approvals for card programs

The delays could cause occurrences such as delays in launching card programs which could cause the Company to burn more cash, increase the Company's need for outsourcing or costs of licensing technology, render the cards unusable causing the Company to refund customers' money and cause the card products to be returned to distribution. The delays may also impact the Company's cash flow and profitability and cause the Company to lose its bank sponsorship which may lead to the Company losing its ability to load cash onto cards and reduce the features of the cards. Delays due to interfacing with technology at the POPs, delays in distribution down line deployment of inventory into POPs, delays in revenue due to cards being used or delays in revenue due to training at the POPs level could cause extended terms to be granted to distribution. Delays in distribution down line deployment of inventory into POPs could also delay the sale, activation and use of the cards as could delays due to adoption of technology, delays in revenue due to training at the distribution level or delays in revenue due to training at the POPs level. Delays in revenue due to bank approvals of programs or changes in card programs could cause cards to become unusable and result in litigation.

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

MORGAN BEAUMONT, INC. V. FIRST NATIONAL BANK OF CENTRAL TEXAS, FISCRIP,
-----------------------------------------------------------------------
TRANSEND, SUPERIOR BANK, FINANCIAL SERVICES INTERNATIONAL, VIRTUAL MONEY,
-------------------------------------------------------------------------
OPTIMUM PAY, CASE NO. 8:03-CV-2499-T-17MAP (MIDDLE DISTRICT OF FLORIDA):
------------------------------------------------------------------------

Suit was filed by the Company in Federal Court in Tampa, Florida in April 2004, against the defendants named above, maintaining that the banks and processors named failed to submit paperwork to MasterCard on Morgan Beaumont card programs while approving the programs and advising the Company that MasterCard authorized the shipment of Morgan Beaumont cards to its customers. The card program was canceled by MasterCard due to the banks' failure to properly submit the appropriate applications. The Company is seeking recovery of costs as well as damages in excess of $75,000. No trial date has been set.


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


Detailed background information on the new officers and directors is discussed on Page 45.


                                     PART II


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


MARKET INFORMATION
------------------


The Company's shares are currently trading on the OTC Bulletin Board under the stock symbol MBEU. Formerly the Company's shares traded under the symbol AGBM from May 16, 2002 through March 22, 2004 and PAEY from March 23, 2004, until it began trading as MBEU on August 9, 2004 as a result of the merger between Pan American and Morgan Beaumont. The high and the low prices for the Company's shares for each quarter of its last two fiscal years; and supplemented through the last quarter of operations completed prior to filing the last amendment of this Form 10-KSB/A. Price ranges for periods shown prior to August 31, 2004 relate to the Company's operations prior to its merger with Morgan Beaumont.


         FISCAL QUARTER ENDED                              HIGH           LOW
         --------------------                              ----           ---
         August 31, 2002                                   $4.75         $0.35
         November 30, 2002                                 $6.90         $2.75
         February 28, 2003                                 $7.40         $3.00
         May 31, 2003                                      $4.05         $1.65
         August 31, 2003                                   $0.90         $0.41
         November 30, 2003                                 $0.49         $0.41
         February 28, 2004                                 $1.45         $1.45
         May 31, 2004                                      $0.75         $0.75
         August 31, 2004                                   $0.52         $0.42
         September 30, 2004                                $0.44         $0.34

         December 31, 2004                                 $0.83         $0.11
         March 31, 2005                                    $0.83         $0.94
         June 30, 2005                                     $1.10         $0.43

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The market information for the Company's shares for the periods after August 2004 relate exclusively to the business as presently operated. The Company is not aware of any sales or transfer or any trading of shares of the Company or any private transactions prior to its merger with the public company.




HOLDERS OF COMMON STOCK
-----------------------


As of September 30, 2004, there were sixty-six (66) registered shareholders of the Company's common stock. As of August 31, 2005 there were 104 shareholders of record.


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


RECENT SALES OF UNREGISTERED SECURITIES - DURING REPORTING PERIOD
-----------------------------------------------------------------

The Company did not complete any sales of unregistered securities during the period covered by this report not previously reported in the Company's quarterly reports filed on Form 10-QSB. As part of the Merger, the Company issued 13,000,017 shares of restricted common stock to the 39 shareholders of Morgan

Beaumont, Inc., in exchange for their shares of the then privately held Florida corporation. The issuance of shares of common stock of the Company under the merger was done without registration under the Securities Act of 1933, amended, or qualification under the securities or "blue sky" laws of any jurisdiction. The issued shares of common stock bear a restrictive legend stating that the securities have not been registered under the Securities Act of 1933 and set out the restrictions on transferability and sale of the securities.

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


SUBSEQUENT TO YEAR END
----------------------

CONSUMMATION OF COMMON STOCK PRIVATE PLACEMENT. The Company completed two private placements of its common stock since September 30, 2004.

COMMON STOCK. In December 2004, the Company completed the private placement of an aggregate of 7,125,000 of shares of common stock to certain accredited investors. The transaction was consummated pursuant to a Securities Purchase Agreement by and among the Company and the purchasers. A copy of the Purchase Agreement is attached as Exhibit 4.1. to the Company's Form 8-K of December 7, 2004. The net proceeds from the sale were used for working capital. The shares are restricted from transfer and may only be transferred in compliance with state and federal securities laws.

The investors received certain anti-dilution protection entitling the investors to price adjustments in the event the Company sells shares for an affective price of less than $0.20 per share within 1 year. Pursuant to the Purchase Agreement, from the date thereof until 12 months after the date when the registration statement to be filed pursuant to the Registration Rights Agreement (defined below) is first declared effective by the Securities and Exchange Commission, upon any financing by the Company of its common stock or common stock equivalents, each Purchaser will have certain rights to participate in subsequent financings. Notwithstanding the foregoing, any participation in future financing pursuant to the Purchase Agreement shall not apply to the issuance of shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan to key consultants or for purposes other than raising capital for the Company.

The Purchase Agreement contains various representations, warranties and covenants of the parties customary for a transaction of this type. The Company has agreed to indemnify the purchasers against various liabilities.

The Company entered into a Registration Rights Agreement effective November 30, 2004 with each purchaser, and agreed to file, within 45 calendar days of the date of the filing of the Company's 10-KSB, a registration statement with the SEC, covering the resale of (i) the Shares and (ii) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event together with the Shares , the "Registrable Securities") for an offering to be made on a continuous basis pursuant to Rule
415. A copy of the Registration Rights Agreement is attached hereto as Exhibit 4.2.to the Company's Form 8-K of December 7, 2004. The Company will use its reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter. The Company and purchasers each agreed with the other to indemnify the other for certain liabilities arising under the Securities Act. Pursuant to the Registration Rights Agreement and subject to certain other provisions therein, if the Company fails to timely perform or provide in accordance with its responsibilities under the Registration Rights Agreement and certain Securities Act provisions, then, in addition to any other rights the holder or holders of the Registrable Securities may have pursuant to the Registration Rights Agreement or under applicable law:
(x) on each such date when the Company has failed to timely perform or provide under the Registration Rights Agreement, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such purchaser; and (y) on each monthly anniversary of each such Event Date (if the applicable event shall not have been cured by such date) until the applicable event is cured, the Company shall pay to each purchaser an amount in cash, equal to 1.5% of the aggregate purchase price paid by such purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such purchaser. If the Company fails to pay any partial liquidated damages pursuant to Section 2(b) of the Registration Rights Agreement as summarized above in full within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms of the Registration Rights Agreement shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an event.

Pursuant to the Purchase Agreement executed by each Investor, the Company entered into an Escrow Agreement effective November 30, 2004 with Boyd & Chang, LLP in which each Investor agreed to deposit amounts with Boyd & Chang LLP, and Boyd & Chang LLP agreed to hold the escrow funds in its general attorney client trust account established (the "Escrow Account"), and to administer the escrow funds in accordance with the terms of this Agreement. No interest will be earned on the escrow funds. A copy of the escrow agreement is attached hereto as
Exhibit 4.3. to the Company's Form 8-K of December 7, 2004.

The sale of common stock was made in accordance with an exemption from registration pursuant to Section 4(2) of the Securities Act, and pursuant to Rule 506 of Regulation D of the Securities Act. The Company did not solicit or advertise the sales; a restrictive legend was placed on each certificate issued describing the restrictions against resale. A Form D was filed with the SEC and in each state where the investors reside. The Company paid no commission or fees other than legal and accounting fees, in association with the offer and sale of the Securities.

Common stock and warrants. In July 2005, the Company completed the private placement of 12,362,500 shares of common stock and warrants to purchase 12,362,500 shares of common stock. The common stock and warrants were sold to certain accredited investors in an offering made pursuant to Rule 506 of Regulation D. The purchasers paid $0.40 in cash for each share of common stock, and also received a warrant to purchase one share of common stock, resulting in aggregate proceeds of $4,945,000. The Company incurred approximately $20,000 in legal fees but paid no commissions, discounts, rebates or other incentives or compensation in association with this offering. The net proceeds from the sale will be used for general working capital purposes.

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

The warrants are exercisable, in whole or in part, at any time until July 1, 2007 at a price of $0.60 per share, payable in cash. Beginning 30 days after the shares underlying the warrants have been registered; the Company may redeem or cancel the warrants if they have not been exercised in full by the tenth business day which the Company's shares are traded for in excess of $1.20 per share. Except as set forth above, the terms of the July offering were substantially the same as the December offering.


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

The legal costs to the Company as a result of the default and general clean up of the Company was approximately $40,000. Additionally, the Company believes the lack of capital resulting from the default caused a six-month delay the issuance of card programs and by so doing delayed revenue generation from these card programs. The Company estimates that the additional cost of this delay was approximately $300,000.

As of August 31, 2005, Marshall had paid all of the principal and interest due under the Note but the costs claim of $40,000 remained unpaid.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


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

Moreover, when the Company started some sales in 2001, those efforts were halted due to an issue involving MasterCard and the issuing bank programming deviancies that the bank had in supply paperwork to MasterCard on Morgan's programs; Morgan stopped shipping the Products and had been working with multiple banks processors to develop a program with the bank, MasterCard and Visa approval. The Company instituted a suit against that issuing bank as described in on Page 29 of this report. During that time, the Company had also been developing processes and technology to allow cards to be loaded on the cards. Additionally, the Company's revenues were initially used to maintain operations. The Company needed to raise additional revenue to proceed with operations and launch the Company's programs, products and services.

However, this process is now well defined and the technology has been rolled out in a limited release and is now ready for all of the company's strategic partners to commence rolling out in a general availability mode. The Company anticipates profitability will occur when it has approximately no less 50,000 retail load locations operational and approximately 100,000 to 150,000 cards actively used by consumers and a sufficient number of POP in the geographic location which are higher in density in cardholders. Profitability is also dependent on the expansion of load stations and the expansion of the programs for the card products.

SALES AND REVENUES. Revenues for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $58,602, $355,872 and $590,219 respectively. Revenue was down in the nine months ended September 30, 2004 by eighty-three percent of the reduced number of months in the reporting period and also because MasterCard cancelled the Company's program through First National Bank of Central Texas as disclosed on Page 29 of this report. The program was not replaced until July and therefore sales were not made nor were significant revenue earned from April 2004 to July of 2004. During the nine months ended September 30, 2004 the Company had an average of approximately 5,800 Points of Presence ("POPS") excluding the approximate 15,000 Bank of America locations that can load some of the Company's products. These POPS were restricted to loading its cards and did not market the Company's cards. Cost of Sales for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $35,833, $186,245,\ and $316,162 respectively. The eighty-one percent decline in 2004 was the result of reduced revenue in the reporting period.

During fiscal year 2005 the Company intends to expand the number of access points; Morgan Beaumont has in place contracts that management believes have the potential to grow its access points to over 100,000 POPS. These POPS will now sell or load (or both) debit/ATM and stored value hologram cards to the public. As of August 31, 2005, the Company had approximately 98,000 POPs under contract, under 22,000 were fully functioning, while 76,000 are in various stages of implementation and will become active by October 31, 2005. As of September 30, 2004, the Company had approximately 20,000 POPs active and as of December 31, 2003, the Company had less than 16,000 POPs active.


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


DECLINE IN REVENUE THROUGH DECEMBER 2004. As described on Page 16 of this report, Morgan Beaumont merged with and into Pan American in August 2004, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc. However, the Company incurred additional expenditures with the Pan American shell during the period ending December 2004, because the money to purchase the shell was late and the structure shell was not what was represented.

During the development of the processes and technology for the retail based SIRE Network as described above, there was a decreased emphasis on sales of new cards due to the market research showing consumers unwillingness to actively use the card products without a suitable value load solution. The decline in revenue is attributable to the decreased sales effort and the merger with Pan American. The Company also had difficulty obtaining a quality issuing bank. In August 2003, the Company lost its issuing bank when the bank lost its MasterCard certification. The Company was not able to ship cards products until the first quarter of 2005. In this period of time, the Company was focusing with on the approval of processes, establishment of bank relationships, development of the Company's technology and the approval by the banks institutions. The Company is filed a lawsuit with the responsible bank for damages as described on page 29 of this report.

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


EMPLOYEE COMPENSATION AND BENEFITS increased from $248,430 to $624,972 for the twelve months ended December 31, 2003 compared to the nine months ended September 30, 2004 respectively. The increase of one hundred and fifty two percent was due to the addition of Typhoon employees as well as the payment of many employees with cash who had been paid with stock in the twelve months ended December 31, 2003.


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


LOSS FROM OPERATIONS. As a result of the above, the Company's net losses increased eight percent to $1,031,335 in the nine months ended September 30, 2004 from $954,974 in the twelve months ended December 31, 2003. From inception the Company has lost $2,654,937. The average loss per month in the twelve months ended December 31, 2003 was $79,581 compared to $114,593 for the nine months ended September 30, 2004, a forty-four percent increase. The increase in the rate of loss related to the lack of an actively shipping product during the majority of the period ended September 30, 2004 while the Company increased staffing and marketing activities and the substantial amount of its time the Company spent a to securing adequate funding and completing the merger with PAEC.


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


Subsequent to September 30, 2004 and through May 15, 2005, the Company received an additional approximate $2,075,000 under the aforementioned note receivable from Paul Marshall and approximately $1,425,000 from the sale of the Company's common stock. After paying outstanding liabilities, financing operations and additional investments in technology, the Company has approximately $606,000 of cash available at May 15, 2005. As of June 30, 2005 the Company had cash of $3,062,742 and was in the process of collecting the proceeds from the sale of stock of an additional $1,895,000 which was fully collected on July 20, 2005.

Management believes these funds will be sufficient to fund operations for the foreseeable future; however, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, the Company's operations have primarily been funded through private equity, and the Company may need to seek additional funding through private or public equity and/or debt financing. Finally, the Company expects that operating revenues from the sales of its products and other related revenues will increase. However, there can be no assurance that the funds the Company has in place will be adequate to meet its cash flow needs for the year ended September 30, 2005 or that the Company will be able to fund any cash shortfalls through additional debt or equity capital and/or any cash generated by its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.


Management will require additional capital resources for the expansion of the Company's marketing and further improvement of its technology as well as to improve the financial controls over the Company. The Company is adding additional experienced personnel in Marketing, Technological and Finance in order improve market penetration and profitability.


CHANGES IN NUMBER OF EMPLOYEES. To support the expansion of POPs, the substantial marketing effort, and the increased administrative needs, the Company anticipates that the development of its business will require the hiring of additional employees. Over the course of 2005 and beginning in January, the Company had planned to and did add additional programmers and sales personnel to enable it to meet its marketing and operational objectives.


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


The Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No.
148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company continues to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the Company's stock-based employee compensation arrangements.


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

                                           MORGAN BEAUMONT, INC.
                                           ---------------------
                                      (A DEVELOPMENT STAGE ENTERPRISE)
                                      --------------------------------

                                             TABLE OF CONTENTS
                                             -----------------


-----------------------------------------------------------------------------------------------------------

                                                                                                       Page
                                                                                                       ----


Report of Independent Registered Public Accounting Firm........................................         F-3

Financial Statements as of and for various periods ended September 30, 2004, and for the year ended December 31, 2003:
     Balance Sheet.............................................................................         F-4
     Statements of Operations..................................................................         F-5
     Statements of Stockholders' Equity (Deficit)..............................................         F-6
     Statements of Cash Flows..................................................................         F-8

   Notes to Financial Statements...............................................................        F-10







[KINGERY & CROUSE, P.A. LOGO]



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Morgan Beaumont, Inc.
2280 Trailmate Drive, Suite 101
Sarasota, FL  34234

Gentlemen:

As independent public accountants, we hereby consent to the incorporation by reference in this Registration Statement on Form S-2/A, Amendment No. 3, of our report dated November 26, 2004 included in the Annual Report on Form 10-KSB/A of Morgan Beaumont, Inc. as of and for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 to September 30,
2004.

We also consent to the reference to us under the heading "Experts" in such Registration Statement.

/s/ Kingery & Crouse, P.A.

Kingery & Crouse, P.A.

September 9, 2005

           2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618
           PHONE: 813.874.1280 | FAX: 813.874.1292 | WWW.TAMPACPA.COM




                               MORGAN BEAUMONT, INC.
                               ---------------------
                          (A DEVELOPMENT STAGE ENTERPRISE)
                          --------------------------------

                       BALANCE SHEET AS OF SEPTEMBER 30, 2004

-----------------------------------------------------------------------------------

ASSETS
------


CURRENT ASSETS:
Cash and cash equivalents                                             $     121,832
Note receivable from stockholder                                            644,535
Other receivables                                                             5,865
Prepaid expenses and other current assets                                     5,868
                                                                      -------------
       Total current assets                                                 778,100

PROPERTY AND EQUIPMENT - NET                                                102,559

OTHER ASSETS                                                                 39,375
                                                                      -------------

TOTAL                                                                 $     920,034
                                                                      =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                              $     394,846
Notes payable                                                                50,000
                                                                      -------------
        Total current liabilities                                           444,846
                                                                      -------------

STOCKHOLDERS' EQUITY:

  Common stock - $0.001 par value: 170,000,000 shares authorized;
     40,025,017 shares issued and outstanding                                40,025

  Additional paid-in capital                                              4,474,514
  Note receivable from stockholder                                       (1,384,414)
  Deficit accumulated during the development stage                       (2,654,937)
                                                                      -------------
        Total stockholders' equity                                          475,188
                                                                      -------------
  TOTAL                                                               $     920,034
                                                                      =============

-----------------------------------------------------------------------------------

See notes to financial statements.





                                              MORGAN BEAUMONT, INC.
                                              ---------------------
                                         (A DEVELOPMENT STAGE ENTERPRISE)
                                         --------------------------------

                                             STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------

                                                    For the nine                                For the period
                                                       months             For the year          July 10, 2000
                                                       ended                  ended                (date of
                                                    September 30,          December 31,        incorporation) to
                                                        2004                   2003            September 30, 2004
                                                  -----------------      -----------------     ------------------



REVENUES (NET OF RETURNS AND ALLOWANCES)          $          58,602      $         355,872      $         590,219


COST OF REVENUES                                             35,833                186,245                316,162
                                                  -----------------      -----------------      -----------------

GROSS PROFIT                                                 22,769                169,627                274,057
                                                  -----------------      -----------------      -----------------

OTHER OPERATING EXPENSES:
Stock based compensation and consulting                      14,200                594,465              1,012,286
Other employee compensation and benefits                    624,972                248,430              1,075,115
Other professional and consulting fees                      141,116                 15,796                183,695
Purchased in-process research and development                    --                153,190                153,190
Impairment of long lived assets                              43,154                     --                 43,154
Occupancy and equipment                                      88,951                 63,292                185,075
Selling and marketing                                        28,301                 27,274                 95,581
Travel and entertainment                                     24,073                  4,020                 28,093
Other                                                        64,358                 12,286                120,278
                                                  -----------------      -----------------      -----------------

   Total other operating expenses                         1,029,125              1,118,753              2,896,467
                                                  -----------------      -----------------      -----------------

LOSS FROM OPERATIONS                                     (1,006,356)              (949,126)            (2,622,410)
                                                  -----------------      -----------------      -----------------

OTHER INCOME (EXPENSE):
Loss from litigation                                        (56,000)                    --                (56,000)
Interest income                                              36,211                     --                 36,211
Interest expense                                             (5,190)                (5,848)               (12,738)
                                                  -----------------      -----------------      -----------------
    Total other income (expense)                            (24,979)                (5,848)               (32,527)
                                                  -----------------      -----------------      -----------------

NET LOSS                                          $      (1,031,335)     $        (954,974)     $      (2,654,937)
                                                  =================      =================      =================

NET LOSS PER SHARE - Basic and diluted            $            (.08)     $            (.13)
                                                  =================      =================

Weighted average number of shares outstanding            12,697,400              7,216,359
                                                  =================      =================

-----------------------------------------------------------------------------------------------------------------

See notes to financial statements.





                                                        MORGAN BEAUMONT, INC.
                                                        ---------------------
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                  --------------------------------

                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------------------------------------

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


                                                                                                                         (CONTINUED)




                                                        MORGAN BEAUMONT, INC.
                                                        ---------------------
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                  --------------------------------

                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                             Note        Accumulated
                                      Common Stock          Additional       Common       Receivable     During the
                                -------------------------     Paid-In        Stock           from        Development
                                  Shares       Par Value      Capital      Subscribed     Stockholder       Stage          Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Issuance of common stock
  for assets of Typhoon
  Technologies at $0.157
  per share                       1,421,357         1,421       221,769             --             --             --        223,190
Net loss                                 --            --            --             --             --       (954,974)      (954,974)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2003      12,295,678        12,295     1,498,344             --             --     (1,623,602)      (112,963)

Issuance of common stock
  for cash ($.0785 per
  share)                            263,651           264        20,436             --             --             --         20,700
Issuance of common stock
  held in escrow                    350,260           350          (350)            --             --             --             --
Issuance of common stock
  for services at $0.157
  per share                          90,428            91        14,109             --             --             --         14,200
Issuance of common stock
  in exchange for net
  assets in a
  recapitalization               27,025,000        27,025     2,941,975             --     (3,000,000)            --        (31,000)
Collections on note
  receivable from
  stockholder through
  September 30, 2004                     --            --            --             --        971,051             --        971,051
Collections on note
  receivable from
  stockholder after
  September 30, 2004
  (reflected as a
  current asset)                         --            --            --             --        644,535             --        644,535
Net loss                                 --            --            --             --             --     (1,031,335)    (1,031,335)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balances,
  September 30, 2004             40,025,017   $    40,025   $ 4,474,514    $        --    $(1,384,414)   $(2,654,937)   $   475,188
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.





                                                        MORGAN BEAUMONT, INC.
                                                        ---------------------
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                  --------------------------------

                                                      STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                             For the nine                         For the period
                                                                                months          For the year      July 10, 2000
                                                                                ended               ended            (date of
                                                                             September 30,       December 31,    incorporation) to
                                                                                 2004                2003        September 30, 2004
                                                                             -------------      -------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (1,031,335)     $    (954,974)     $  (2,654,937)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                28,688             24,375             62,050
       Amortization of intangible assets                                             6,635                 --              6,635
       Stock based compensation and consulting                                      14,200            594,465          1,012,286
       Purchased in-process research and development                                    --            153,190            153,190
       Impairment of long-lived assets                                              43,154                 --             43,154
    Changes in assets and liabilities, net:
        Decrease (increase)  in receivables                                         (5,865)            19,956             (5,865)
        Decrease (increase) in inventories                                              --             19,632                 --
        Decrease (increase) in prepaid expenses and other current assets            27,432              2,500             (5,868)
        Decrease (increase) in other assets                                        (30,525)                --            (30,525)
        Increase (decrease) in accounts payable and accrued  liabilities           137,637             42,997            363,847
                                                                             -------------      -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                                             (809,979)           (97,859)        (1,056,033)
                                                                             -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                           (45,551)           (12,141)          (148,249)
     Purchase of assets from Typhoon Voice Technologies, Inc.                           --             (5,000)            (5,000)
                                                                             -------------      -------------      -------------
 CASH USED IN INVESTING ACTIVITIES                                                 (45,551)           (17,141)          (153,249)
                                                                             -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under notes payable                                        --             53,912             97,912
    Repayments of notes payable                                                    (36,500)            (1,200)           (47,912)
     Proceeds from the issuance of common stock                                     20,700             62,313            310,063
     Collections on note receivable from stockholder                               971,051                 --            971,051
                                                                             -------------      -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          955,251            115,025          1,331,114
                                                                             -------------      -------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           99,721                 25            121,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      22,111             22,086                 --
                                                                             -------------      -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     121,832      $      22,111      $     121,832
                                                                             =============      =============      =============


                                                                                                                     (CONTINUED)





                                                        MORGAN BEAUMONT, INC.
                                                        ---------------------
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                  --------------------------------

                                                      STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                             For the nine                         For the period
                                                                                months          For the year      July 10, 2000
                                                                                ended               ended            (date of
                                                                             September 30,       December 31,    incorporation) to
                                                                                 2004                2003        September 30, 2004
                                                                             -------------      -------------    ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Interest paid                                                                $       3,031      $         200      $       3,231
                                                                             =============      =============      =============
Income taxes paid                                                            $          --      $          --      $          --
                                                                             =============      =============      =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

 Acquisition of assets by issuance of stock - see Note E                     $          --      $      70,000      $      70,000
                                                                             =============      =============      =============

Issuance of common stock for net assets of Pan American Energy
  Corporation in a recapitalization  - see Note A                            $   2,969,000      $          --      $   2,969,000
                                                                             =============      =============      =============

------------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                                                                F-9

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


Immediately prior to the acquisition, the Company reduced its outstanding shares via a reverse stock split whereby the Company's outstanding shares were reduced at the rate of 7.8513 to one. All references to the number of shares in the accompanying financial statements and notes thereto have been adjusted to reflect the stock split as though it occurred at the date of the Company's incorporation. A summary of the equity accounts of Pan American Energy and the Company is presented in Note L.


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

Allowance for Doubtful Accounts
-------------------------------

The Company evaluates the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon its review of the collectability of its receivables in light of historical experience, adverse situations that may affect the Company's customers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Long-Lived Assets
-----------------


Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. The Company evaluated its long-lived assets during the nine months ended September 30, 2004 and determined that certain impairment losses were necessary. As a result, the Company charged operations for approximately $43,200 at September 30, 2004.


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

Though no options were granted by the Company prior to September 30, 2005, the Company has adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No.
148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company will apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based employee compensation arrangements.


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

Current deferred income tax asset:
    Accounts payable and accrued liabilities                                        $     175,700
    Less valuation allowance                                                             (175,700)
                                                                                    -------------

Net current deferred income tax asset                                               $          --
                                                                                    =============

Non-current deferred income tax asset:
    Net operating loss carry forward                                                $     414,300
    Less valuation allowance                                                             (414,300)
                                                                                    -------------

Non-current deferred income tax asset                                               $          --
                                                                                    =============

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2004:
Computer software                                                                   $      22,086
Computer hardware                                                                          64,741
Furniture, equipment and leasehold improvements                                            36,339
                                                                                    -------------
                                                                                          123,166
Less accumulated depreciation and amortization                                             20,607
                                                                                    -------------

                                                                                    $     102,559
                                                                                    =============

NOTE E - PURCHASE OF ASSETS OF TYPHOON VOICE TECHNOLOGIES, INC.

On December 31, 2003, primarily for the purpose of acquiring certain technology, the Company acquired substantially all of the assets of Typhoon Voice Technologies, Inc. ("TVT") in exchange for 1,421,357 shares of the Company's common stock. The purchase price of $228,190 was allocated as follows:


Computer software                                                 $     19,615
                                                                  ------------

 Computer hardware                                                      28,847

 In process research and development                                   153,190

 Other assets                                                           26,538

 Common stock                                                         (223,190)

 Cash                                                                   (5,000)
                                                                  ------------

 Total                                                            $         --

 Property and equipment - net                                     $    102,559
                                                                  ============


The purchase price attributed to the acquired in process research and development was $153,190 which was immediately expensed..


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

   Years ending
   September 30,                                                      Amounts
   -------------                                                    -----------

         2005                                                       $    37,500
         2006                                                            29,050
         2007                                                             4,900
                                                                    -----------

Total                                                               $    71,450
                                                                    ===========


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
                                                                  ============


There were no stock options granted prior the Company's September 30, 2004 fiscal year end. Subsequent to the Company's year end, it granted stock options to Employees, Directors and Consultants. The Company estimates that it will recognize approximately $133,000 of stock based compensation expense over the terms of these consulting agreements beginning with the first quarter of fiscal year ended September 30, 2005 using the Black-Scholes option pricing model to estimate the value of these option shares granted throughout the Company's 2005 fiscal year.


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

The Company is also obligated under various other cancelable employment agreements, including two that require it to pay different amounts of severance if the Company terminates the respective employees without cause. Future required payments for base compensation under all of the employment agreements discussed herein are approximately as follows:

     Years ending
     September 30,                                                  Amounts
     -------------                                               ------------

         2005                                                    $    553,000
         2006                                                         530,000
         2007                                                         420,000
                                                                 ------------

         Total                                                   $  1,503,000
                                                                 ============

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

NOTE I - STOCK-BASED COMPENSATION


During the period July 10, 2000 (date of incorporation) to September 30, 2004, the Company issued the following shares of the Company's common stock as consideration for various services, which were provided by employees or consultants:

                                                     Value of          Shares
Description of Service                                Service          Issued
----------------------                              ----------       ----------

Business planning and development                   $  949,663        7,395,048
Information technology services                         57,123          505,075
Legal services                                           5,500           38,209
                                                    ----------       ----------

Totals                                              $1,012,286        7,938,332
                                                    ==========       ==========

The value of these services, which was based on the number, and fair value, of shares issued has been included in stock based compensation and consulting expense in the accompanying statements of operations. For periods when the Company was trading the Company used the stock price on the date of issuance to determine fair value. Prior to the Company having a market in its stock, fair value of the shares was determined as the approximate average cash sale price for company stock sold in the year of the share grant date.

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

Private Placement of Stock
--------------------------


The Company completed a private placement of 7,125,000 of shares of its common stock (the "Shares) to certain accredited investors (the "Purchasers") for $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and between the Company and the Purchasers.


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

Loan Receivable
---------------


On January 15, 2005, the Company loaned $202,000 to eChex, Inc. (the "Borrower"), an independent entity, to assist it with its working capital needs. The loan, which was initially secured by substantially all of the Borrower's assets, and the personal guaranty and 53% stock ownership of three of the Borrower's shareholders, bears interest at a fixed rate of 10% and was initially due in full, along with all accrued interest, on March 30, 2005.

Subsequent to March 31, 2005 and in exchange for mutual releases related to the Borrower's customer, Acosta, the Company has agreed to release the Borrower's shareholders from their personal guaranties and extend the due date of the note to September 30, 2005. Because of these changes, and for various other reasons, the Company has determined that collectibility of this note is doubtful. Therefore, it charged an impairment loss to operations for the entire balance of the loan as of March 31, 2005.


NOTE K - GROSS AND NET REVENUE AMOUNTS

                                                             For the period
                                                             July 10, 2000
                            For the        For the nine        (date of
                           year ended      months ended     incorporation) to
                          December 31,    September 30,      September 30,
     Description              2003            2004                2004
----------------------    ------------    --------------    ------------------

Gross revenues                357,785            59,128               601,798

Returns & allowances           (1,913)             (526)               (7,579)
                          ------------    --------------    ------------------

NET REVENUES                  355,872            58,602               594,219
                          ============    ==============    ==================

NOTE L - SUMMARY OF THE EQUITY ACCOUNTS OF PAN AMERICAN ENERGY AND THE RECAPITALIZATION OF THE COMPANY (Unaudited)

As more fully described in Note A, on August 24, 2004, the Company acquired the net assets of PAEC, a summary of the equity accounts of PAEC from August 31, 2003 (date of their last Audit) to August 24, 2004 (date of the merger)and how they changed when the Company effected the acquisition.

                                                                                                           Deficit
                                                                                             Note        Accumulated
                                     Common Stock           Additional      Common        Receivable     During the
                              --------------------------      Paid-in        Stock           from        Development
                                 Shares       Par Value       Capital      Subscribed     Stockholder       Stage          Total
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balances, August 31, 2003      12,065,000    $    12,065    $   517,935    $    20,000    $        --    $  (625,797)   $   (75,797)

Issuance of common stock for
  services at approximately
  $0.05254 per share by
  Pan American Energy          48,260,000         48,260      2,487,552             --             --             --      2,535,812
Canceling of share
  subscriptions for Pan
  American Energy                      --             --             --        (20,000)            --             --        (20,000)
Cancellation of shares
  by Scott and
  Kornia Houghton             (20,000,000)       (20,000)        20,000             --             --             --             --
Contribution of Note
  Receivable by Pan
  American Shareholders                --             --      3,000,000             --     (3,000,000)            --             --

Reverse stock split before
  the recapitalization with
  Morgan Beaumont             (13,325,000)       (13,325)        13,325             --             --             --             --
Issuance of common stock
  after the reverse stock
  split by Pan American
  Energy                           25,000             25          1,225             --             --             --          1,250
Net loss of Pan American
  Energy through
  August 24, 2004                      --             --             --             --             --     (2,472,265)    (2,472,265)
Effect of recapitalization             --             --     (3,098,062)            --             --      3,098,062             --
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balances, August 31, 2004      27,025,000    $    27,025    $ 2,941,975    $        --    $(3,000,000)   $        --    $   (31,000)
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========

CHANGES IN CERTIFYING ACCOUNTANTS


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

Name                                   Age    Position                                            Since
----                                   ---    --------                                            -----


Clifford Wildes (1)                    54     Chief Executive Officer, Treasurer and               2001
                                              Director

Kenneth Craig (2)                      50     Chief Financial Officer, Secretary and               2002
                                              Director


Erik Jensen (2)                        46     President, Chief Operating Officer and Director      2003

James Smith III                        38     Chief Technical Officer                              2004






Rod Braido (3)                         59     Vice-President and Director                          2001


Mark Brewer                            46     Director                                             2002

Virgil "Brother" Sandifer, Jr.         49     Director                                             2004

Benjamin J. Bond                       63     Director                                             2004


Theodore Misiewicz (2) (3)             45     Director and Chief Financial Officer                 2005




(1) Mr. Wildes was a founding shareholder and has been a member of the board of directors since formation of the Company. From incorporation through February 2001 Ron Noce was the Company's CEO. Upon his resignation, Rod Braido became CEO. Mr. Braido resigned as CEO in February 2002 and Cliff Wildes became CEO. In May 2002, Ken Craig joined the Company and took over as CEO and held that position until becoming CFO in November 2003, at which time Mr. Wildes again assumed the CEO position.

(2) Effective January 2005, Ken Craig became Chief Operating Officer of the Company and Theodore Misiewicz took over as Chief Financial Officer. Effective June 1, 2005 Ken Craig took over responsibility for operations of the telecommunications subsidiary. Effective August 31 2005, the Company and Ken Craig entered into a separation agreement and Mr. Craig resigned as an officer of the Company. Pursuant to the terms of his separation agreement, Mr. Craig will receive a lump sum severance payment of $82,500, less ordinary payroll withholdings, and he agreed to a bleed out structure to limit the sales of his shares of the Company to 3% of the shares held by him, any of his family members or any entity controlled by him other than his father, per month for a period of 6 months. Mr. Craig remained as director of the Company as of August 31, 2005.

(3) Effective January 2005, Rod Braido resigned as a member of the Board of Directors and Theodore Misiewicz was appointed to the board to fill the vacancy. Effective July 1, 2005, Mr. Braido resigned as an officer of the Company.

CLIFFORD WILDES - Chief Executive Officer, Director and Founder. Mr. Wildes has been with Morgan Beaumont since it was founded. Prior to serving in roles as CEO, COO, CFO, President and Founder of the Company, Mr. Wildes was CEO and Founder of several companies within the hi-tech sector, as well as business consulting services.

         o Mr. Wildes is the former founder and CEO of Microtech International Inc., a private company that he sold to a Japanese public company in 1995.
         o He was also the founder and CEO of Nova Interactive Inc., which he sold to a public company in 1997.
         o Mr. Wildes was co founder and an Officer of Barclay Partners Inc. from 1996 to 1998.
         o Mr Wildes is founder and CEO of Meridian Capital Inc a business consulting services from 1997 - 2004.
         o From 1997 to 2001, Mr. Wildes consulted, or has been employed with, various public companies holding positions as their CEO, COO and Vice President and managing the operations of those companies on a temporary or interim basis.
         o Mr. Wildes served as the interim CEO of Beverly Hills Limited, a public company where he was engaged by Board of Directors and its largest shareholder from April 1999 to July 1999 to evaluate and assist in evaluating potential acquisitions candidates for Beverly Hills Ltd.
         o From September 1999 to December 1999, he served as COO of WCollect, an online art auction company, where he was hired at the request of a financing group to evaluate and assist in operations.
         o From January to December 2000, Mr. Wildes was an affiliate of MacKenzie Shea, a business consulting firm. As such, Mr. Wildes was placed as officer or director of several companies in need of management or operational guidance on a temporary basis, similar to what Mr. Wildes had previously done on his own. As part of this role with MacKenzie, Mr. Wildes helped form and operate Siesta Acquisition Corp, Inc., the parent company of Siesta Telecom Inc. a telecom operation purchased from Fusion, Inc. Mr. Wildes also served from February 2001 to June 2001 as director of Key Card Communications, Inc., a private company seeking to merge with a public company, and as a vice president of the Company from August 2001 to December 2001 after it merged with a non-trading, but fully reporting public corporation in November 2001.
         o From December 2000 to January 2004, Mr. Wildes continued his business consulting services as CEO of Meridian Capital, Inc. while he was simultaneously an officer and director of Morgan Beaumont, Inc. In January 2002, Mr. Wildes began working full time for the Company.

Mr. Wildes received a Bachelor of Science degree in Political Science and Economics from the University of Massachusetts (formerly "Boston State College") in Boston in 1972.


KENNETH CRAIG - Chief Financial Officer and Director; effective January 2005, Chief Operations Officer and Director. Mr. Craig has an extensive background in the operations of public and private companies, having served as CEO and President, or Vice President of various companies, for the past 20 years. These companies include, ICT Worldwide, Inc. where he acted as Vice President, which required extensive international travel and interface with Foreign Governmental Ministries and the Business and Trade Divisions of the U.S. Embassy; Global

Resources Group, Inc. where he served as CEO for their public registration, PPM, as well as conducted in-depth interface with SEC. Additionally, he is the past CEO and President of Divot Golf Corporation, Miller Golf Products and Renaissance Golf Products, Inc. Mr. Craig was Division President of Wiltel Communications ("Wiltel"), a Williams Company, and is a licensed attorney in Mississippi and Texas. Mr. Craig received a Bachelor in Business Administration (Accounting Area) from Stetson University in 1976 and a Juris Doctorate from University of Mississippi in 1980.

Mr. Craig was an interim Vice President at Key Card Communications from January 2002 to March 2002.

Mr. Craig has been with the Company since mid 2002 serving in various capacities as its CEO in 2002, its CFO in 2003, its COO in 2005 and headed up MBI Services LLC as its President in 2005. He has been a board member during his tenure. Mr. Craig resigned from the Company as its COO effective August 31 to pursue personal interests and spend time with his family. The Company has benefited from Mr. Craig's years of experience as an attorney and former President of Wiltel and his experience in working with public companies. The Company is in the process of being complaint with Sarbanes-Oxley and Mr. Craig will remain a Director of the Company while the Company reviews potential additions of outside directors. Neither the Company nor Mr. Craig has made a decision as to whether Mr. Craig will remain a director after new directors are added to the board.


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



INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

To the best of the Company's knowledge, during the past five years, no present or former director, executive officer or person nominated to become a director or executive officer of the Company:

         o filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing ,or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
         o was convicted in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
         o was the subject of any order, judgment or decree, not subsequently reverse, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/ her involvement in any type of business, securities, or banking activities; or

         o was found by court of competent jurisdiction in a civil action , by the SEC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.


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

JAMES F. SMITH III


James F. Smith III entered into a two (2) year employment agreement pursuant to which he will receive an annual salary of $95,000 for the first year and $102,000 for the second year. Mr. Smith will receive options to purchase 150,000 shares of the common stock at $0.20 per share, vesting 50,000 as of October 1, 2004, vesting 50,000 as of September 30, 2005, and vesting 50,000 as of September 30, 2006. Mr. Smith will also a signing bonus of $10,000, a car allowance of $400 per month, a bonus upon sale of the Company and certain medical and other benefits. If Mr. Smith is terminated without cause, he will be paid in full for all pay, benefits, overrides, commission, vacation pay, personal days, bonus and stock or options. A copy of the employment agreement is attached hereto as Exhibit 9.4. Mr. Smith resigned from the Company in January 2005. Mr. Smith resigned from the Company on January 3, 2005.

CONSULTING AGREEMENTS
---------------------

The Company has engaged several financial consultants to assist it in its operations, since the date of its fiscal year end, under the following agreements and terms:

CONSULTING AGREEMENT WITH SCOTT CHRISTIE


The Company entered into a Consulting Agreement with Scott Christie to advise the Company on Financial business and investor matters. The Agreement is for a term of two (2) years, it is terminable by either party on 30 days notice and provides for the Company to pay Scott Christie a monthly fee of $4,000 and issue 500,000 nonqualified stock options to Mr. Christie exercisable at $0.20 per share on a cashless basis, vesting 100,000 options immediately and 100,000 for the following four quarters. A copy of the Consulting Agreement was attached to the Company's Form 8-K dated December 12, 2004 and is incorporated herein by this reference. Effective April 1, 2005, the consulting agreement with Mr. Christie was terminated.


CONSULTING AGREEMENT WITH ANDREW NEITLICH


The Company entered into a Consulting Agreement with Andrew Neitlich to advise the Company on Financial business and investor matters. The Agreement is for a term of two (2) years, it is terminable by either party on 30 days notice and provides for the Company to pay Andrew Neitlich a monthly fee of $2,000 and issue 240,000 nonqualified stock options to Mr. Neitlich exercisable at $0.20 per share on a cashless basis, vesting 40,000 options immediately and 40,000 for the following four quarters. A copy of the Consulting Agreement was attached to the Company's Form 8-K dated December 12, 2004 and is incorporated herein by this reference. Mr. Neitlich resigned from the Company on March 2005.


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


JAMES CHRISTIANSEN

Effective January 1, 2005, the Company entered into a one year consulting agreement with James Christiansen to advise and assist the Company in developing and implementing appropriate plans and security procedures for its ATM network development. The Agreement is terminable by either party on 30 days notice. As consideration for various services to be rendered, the Company has agreed to pay the consultant total monthly fees of (i) $10,000 for four months and (ii) $4,000 for the remaining eight months, and to issue 425,000 nonqualified stock options to him, which allow him to purchase a like number of shares of the Company's common stock for $1.00 per share. The options are exercisable over the next year and may be exercised on a cashless basis. A copy of this consulting agreement is attached as Exhibit 5.1. to the Company's 10-QSB for the period ended March 31, 2005.

DENNARD RUPP GRAY & EASTERLY, LLC

On March 17, the Company entered into a consulting agreement with Dennard Rupp Gray & Easterly, LLC ("DRG&E") for DRG&E to provide investor relations services and advice to the Company for a monthly fee. The Company's contract at DRG&E is Kenneth Dennard. Neither DRG&E nor its principals received any stock or additional compensation for their services. A copy of this consulting agreement is attached as Exhibit 5.3. to the Company's 10-QSB for the period ended March 31, 2005.


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

PAST RELATIONSHIPS AMONG OFFICERS, DIRECTORS AND CONSULTANTS
------------------------------------------------------------


The inside directors, the executive officers and certain consultants have advised the Company's Board of Directors of certain existing and past business relationships among the parties. Cliff Wildes was formerly in partnership with the two principal partners of Cascade Partners. Cascade Partners is now a consultant to the Company. Prior to the Company engaging Cascade Partners as a consultant, one of Cascade Partners principal partners represented Cliff Wildes and Ken Craig in the negotiation of their employment agreements with the Company, and he is also indebted to Clifford Wildes for certain loans that Mr. Wildes extended to him in 2000. One of the Cascade partners has represented Mr. Wildes as personal legal counsel since 2000. Additionally, certain members of the audit committee and Board of Directors have acted as accountants or tax advisors to certain other officers and directors of the Company. The Board of Directors of the Company has been advised of the details of these relationships. Cliff Wildes and Rod Briado have been involved in a business relationship/ in business with Meridian Capital Inc. Attorney Gary Glassman has represented Cliff Wildes and one of his companies in the past; Attorney Glassman has also represented one of Cascade Partners in the past.

Cliff Wildes, Ken Craig and Erik Jensen formed West Coast Construction Management, LLC, to acquire Kesselring Construction a building restoration and painting company in Florida, in which Mr. Wildes is a member and Mr. Jensen is a managing member. Mr. Jensen has since resigned from being a member in the LLC.

Ben Bond was past accountant for Nova Interactive Inc., Barclay Partners Inc. and Meridian Capital Inc. Erik Jensen's wife, who is an attorney, previously worked for a firm that did legal work for Mr. Wildes personally and for his companies, including Morgan Beaumont. Mr. Jensen's wife worked with the firm that was Key Card Communication's corporate attorneys. Erik Jensen and James Smith were previously in business together and the shareholders of Typhoon Voice Technology. VL "Brother" Sandifer had filed the Company's past tax returns and has been associated with Ken Craig and his family for years and has filed Mr. Craig's taxes. The Board of Directors of the Company has been advised of the details of these relationships.

Cliff Wildes was an investor in Key Card Communications and a director of Key Card Communications for approximately 4 months in 2001 and then became a vice president of its successor after it merged with a non-trading reporting company, until he finally resigned in December 2001. There he met Michael Rejbeni, and others who were involved in the initial operations of Key Card. Mr. Wildes also introduced Key Card to his professional relationships. Benjamin Bond agreed to act as a consultant on accounting matters, Rod Braido agreed to act as member of the board of directors of Key Card and Attorney Gary Glassman agreed to act as one of its corporate attorneys. Mr. Wildes also introduced Key Card to several law firms that presently represent the Company. Mr. Wildes resigned from Key Card's Board of Directors in June 2001 after learning in a board meeting that Key Card had not paid its payroll taxes as they came due. Mr. Wildes remained as a consultant to Key Card and a vice president of its successor until December 2001, to assist in the completion of the merger. The merger was completed; however, Key Card's shares were never listed or traded. Mr. Braido also resigned in December 2001 to join the Company as its CEO. Key Card discontinued operations in approximately July 2002, shortly after Key Card's attorneys reported to its board that they believed that Key Card's founder and President, who is now deceased, had misappropriated substantial amounts of cash from Key Card. There was no known evidence to the auditors or others that anyone else was involved in the embezzlement of Key Card's funds. Mr. Wildes filed suit against Key Card in 2002 and received a judgment against the company. Mr. Wildes believed that although Key Card's founder and controlling shareholder had intentionally misled him, a number of professional service firms, its investors and its employees about Key Card and its prospects and operations, that many of Key Card's employees and professional services vendors were uninvolved in the deception and had personal and professional integrity, sufficient intelligence and relevant experience that could be of value to the Company. As the Company developed, Mr. Wildes sought out their expertise to assist him in growing the Company.


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


                                               ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                               -------------------                      ----------------------
                                                                                OTHER ANNUAL      RESTRICTED
NAME                TITLE         YEAR        SALARY            BONUS           COMPENSATION     STOCK AWARDED  OPTIONS/* SARS (#)
----                -----         ----        ------            -----           ------------     -------------  ------------------
Clifford Wildes     Chief         2004       $150,000             -               $5,941              -                 -
(1) (3)             Executive
                    Officer,      2003       $150,000             -               $9,350              -
                    Treasure
                    and           2002       $100,000             -               $8,410              -
                    Director
Erik Jensen (1) (3) President,    2004        $96,000             -               $4,800         12,737 shares          -
                    Chief
                    Operating     2003              -             -                    -              -                 -
                    Officer,
                    and           2002              -             -                    -              -
                    Director





Kenneth Craig (1)   Chief         2004       $150,000             -              $12,593              -                 -
(3)                 Financial
                    Officer,      2003       $150,000             -              $18,860              -                 -
                    Secretary,
                    and           2002       $100,000             -              $11,565              -                 -
                    Director

James Smith III     Chief         2004        $78,000             -               $4,800         12,737 shares          -
                    Technical
                    Officer       2003             -              -                    -              -                 -

                                  2002             -              -                    -              -                 -
Rod Braido (1)      Senior        2004       $90,000              -               $3,000              -                 -
                    Vice-President,
                    Director      2003              -             -                    -              -                 -

                                  2002              -             -                    -              -                 -

                                                    -
Virgil "Brother"    Audit         2004         $5,000             -               $1,000              -                 -
Sandifer, Jr. (1)   Committee
(2)                 Member,       2003              -             -                 $250              -                 -
                    Compensation
                    Committee     2002              -             -                    -              -                 -
                    Member,
                    and
                    Director
Benjamin J. Bond    Audit         2004         $5,000             -               $1,000              -                 -
(1) (2)             Committee
                    Member,       2003              -             -                 $250              -                 -
                    Compensation
                    Committee     2002              -             -                    -              -                 -
                    Member,
                    and
                    Director

Mark Brewer (1) (2) Director;     2004          $5000             -                $1000                                -
                    Audit         2003       -  $5000                               $250
                    Committee;
                    Compensation
                    Committee
                                  2004       $579,000             0              $34,134         25,474 shares          -



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

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES


No stock options were exercised by the Company's officers, directors or employees during the period ended September 30, 2004. As of the date of this report, no options had been exercised.


OUTSTANDING STOCK OPTIONS


As of September 30, 2004 there are no stock options outstanding.

SUBSEQUENT ISSUANCE OF STOCK OPTIONS

The Company did not issue any options to purchase any of its shares in the year ended September 30, 2004, but did issue options shortly thereafter. As of June 30, 2005, the Company had a total of 11,996,667 outstanding options to purchase common stock at a weighted average exercise price of $0.488 per share, of which 5,946,668 options are vested and immediately exercisable at a weighted average exercise price of $0.642 per share. The options vested one third upon grant, one third upon the first anniversary of the grant and one third on the second anniversary of the grant.

The Company issued a total of 11,540,000 options to employees, consultants, directors and officers in the quarter ended December 31, 2004, at a weighted average exercise price of $0.428. In the quarter ended March 31, 2005, the Company issued an additional 1,170,000 options at a weighted average exercise price of $0.968 per share. In the quarter ended June 30, 2005 the Company issued an additional 640,000 options at a weighted average exercise price of $0.579 per share. The Company has described the majority of the grants in the reports it has filed disclosing employment agreements with key personnel. The Company will provide a detailed discussion of the option program and grants in its annual report filed on Form 10-KSB for the year ending September 30, 2005.


                                                    Number          Weighted
                                                      Of             Average
                                                    Shares        Exercise Price
                                               ---------------   ---------------
Outstanding at September 30, 2004                           -    $            -

Granted                                            11,540,000             0.428
Exercised                                                   -                 -
Canceled                                                    -                 -
                                               ---------------   ---------------
Outstanding at December 31, 2004                   11,540,000             0.428

Granted                                             1,170,000             0.968
Exercised                                                   -                 -
Canceled                                            1,053,333             0.346
                                               ---------------   ---------------
Outstanding at March 31, 2005                      11,656,667             0.489

Granted                                               640,000             0.579
Exercised                                                   -                 -
Canceled                                              300,000             0.753
                                               ---------------   ---------------
Outstanding at  June 30, 2005                      11,996,667             0.488
                                               ===============   ===============
Exercisable at June 30, 2005                        5,946,668             0.642
                                               ===============   ===============

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2004, and updates as of July 31, 2005, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. This table does not reflect options granted to the Company's executive officers after the period covered in this report, which are listed in the description of their employment agreements.


                                                               AMOUNT OF                         PERCENT
                                                               ---------                         -------
TITLE OF CLASS          NAME AND ADDRESS                       BENEFICIAL OWNERSHIP              OF CLASS
--------------          ----------------                       --------------------              --------
CLASS(1)               ONF BENEFICIAL OWNER                    AS OF 9/30/04 AND                 AS OF 9/30/04 AND
--------               --------------------                    -----------------                 -----------------

Common Stock           Clifford Wildes                        4,090,789 shares(2)                      10.2%
                       7436 Myrica Drive                      7,440,789 shares(2)                      12.3%
                       Sarasota, FL  34241

Common Stock           Carole L. Wildes                       4,090,789 shares(3)                      11.0%
                       7436 Myrica Drive                      7,440,789 shares(3)                      12.3%
                       Sarasota, FL  34241

Common Stock           Kenneth Craig                          2,923,210 shares(4)                       7.3%
                       612 Downs Avenue                       5,673,210 shares(4) (7)                   9.4%
                       Tampa, FL  33617

Common Stock           Rosie Craig                            2,923,210 shares(5)                       7.3%
                       612 Downs Avenue                       5,673,210 shares(5) (7)                   9.4%
                       Tampa, FL  33617

Common Stock           Erik Jensen                               773,757 shares                         1.9%
                       5105 Sunnydale Circle                   1,623,757 shares (6)                     2.7%
                       Sarasota, FL  34233





Common Stock           James Smith III                           855,599 shares                         2.1%
                       9903 Old Hyde Park Pl
                       Bradenton, FL  34202                      905,559 shares (7)                     1.5%

Common Stock           Rod Braido                               703,450 shares (6)                      1.8%
                       1 Golden Meadow Lane                     853,450 shares (6)                      1.41
                       Fallbrook, CA  92028

Common Stock           Virgil "Brother" Sandifer, Jr.            No shares                               .0%
                       2037 Hwy 82 E.                         100,000 shares related to Options         0.2%
                       Greenville, MS 38703

Common Stock           Benjamin J. Bond                          No shares                               .0%
                       1001 N. Washington Blvd., Suite 106    100,000 shares related to Options         0.2%
                       Sarasota, Florida 34236

Common Stock           Mark Brewer                               No shares                               .0%
                       12577 South 265 West                   100,000 shares related to Options         0.2%
                       Draper, UT 84020

Common Stock           Theodore Misiewicz                        No shares                               .0%
                       3688 Quiet Pond Ln.                    600,000 shares related to Options         1.0%
                       Sarasota, FL  34235

Common Stock           All Officers and Directors                9,346,805 shares                      25.2%
                       as a Group that consists of              15,587,756 shares                      28.8%
                       three people


(1) The percent of class is based on 40,025,017 shares of common stock issued and outstanding as of September 30, 2004 and 60,376,153, as of July 31, 2005.

(2) Of the shares represented as of September 30, 2004 of 3,993,989 are in the name of Cliff Wildes and 96,800 shares are in the name of his wife, Carole L. Wildes, of which he is deemed to be the beneficial owner. Shares represented as of June 30, 2004, include, 3,993,989 are in the name of Cliff Wildes, 96,800 shares are in the name of his wife, Carole
         L. Wildes, of which he is deemed to be the beneficial owner, and 3,350,000 shares related the options granted Mr. Wildes.

(3) Of the shares represented as of September 30, 2004 of 96,800 are in the name of Carole L. Wildes and 3,993,989 shares are in the name of her husband, Cliff Wildes, of which she is deemed to be the beneficial owner. Shares represented as of June 30, 2004, include, 96,800 are in the name of Carole L. Wildes, 3,993,989 shares are in the name of her husband, Cliff Wildes, of which she is deemed to be the beneficial owner, and 3,350,000 shares related the options granted Mr. Wildes.

(4) Shares represented as of September 30, 2004 of 1,932,928 are in the name of Ken Craig, 990,282 shares are in the name of his wife, Rosie Craig. Shares represented as of June 30, 2004 include 1,932,928 are in the name of Ken Craig, 990,282 shares are in the name of his wife, Rosie Craig, 2,600,000 shares related to the options granted to Mr. Craig after September 30, 2004, and 50,000 shares related to options granted to Rosie Craig.

(5) Of the shares represented, 990,282 are in the name of Rosie Craig and 1,932,928 shares are in the name of her husband, Kenneth Craig, of which she is deemed to be the beneficial owner. . Shares represented as of June 30, 2004 include 990,282 are in the name of Rosie Craig and 1,932,928 shares are in the name of her husband, Kenneth Craig, of which she is deemed to be the beneficial owner, 50,000 shares related to options granted to Rosie Craig, and 2,600,000 shares related to the options granted to Mr. Craig after September 30, 2004.

(6) Of the shares represented as of September 30, 2004 all 773,757 in the name of Erik Jensen. Shares represented as of June 30, 2004, include, 773,757 in shares and 850,000 shares related the options granted Mr. Jensen.

(7) No longer with the Company as of the date of the amendment of this 10-KSB.

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


         o At December 31, 2003, the Company had a $36,500 note payable to Cliff Wildes. The note, which required interest at the rate of 12% per annum, was paid during the nine months ended September 30, 2004.

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

AUDIT RELATED FEES
------------------

None.

TAX FEES
--------

None.

ALL OTHER FEES
--------------

None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MORGAN BEAUMONT


By: /s/CLIFFORD WILDES
    ---------------------------------------------------
    Clifford Wildes, Chief Executive Officer, Treasurer
    Director
    Date: September 9, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/CLIFFORD WILDES
    ---------------------------------------------------
    Clifford Wildes, Chief Executive Officer and Treasurer
    (Principal Executive Officer)
    Director
    Date: September 9, 2005

By: /s/KENNETH CRAIG
    ---------------------------------------------------
    Kenneth Craig, Secretary and Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)
    Director
    Date: September 9, 2005

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

On January 27, 2005, the Company filed a Report on form 8-K announcing under
5.02 of that report the hiring and resignation of employees and under 8.01 the loan to eChex.

On January 31, 2005, the Company filed a Report on form 8-K announcing under
1.02 of that report the 5.02 the hiring and resignation of employees and other new hires and under 8.01 New Office Lease for Headquarters for Computer Hardware and Software development and the agreement with Acosta.

On February 1, 2005, the Company filed a Report on form 8-K announcing under
8.01 of that report the agreement with Acosta and eChex and the formation of a new subsidiary.

On February 14, 2005, the Company filed a Report on form 8-K announcing under
7.01 of that report the filing of a S-2 registration statement.

On April 27, 2005, the Company filed a Report on form 8-K announcing under 8.01 of that report the acquisition of certain assets of MTel Communications.

On May 3, 2005, the Company filed a Report on form 8-K announcing under 8.01 of that report the agreement with and loan to eChex.

On May 20, 2005, the Company filed a Report on form 8-K announcing under 8.01 of that report the Letter of Intent to acquire Financial Services International and the completion of the purchase of the certain assets from MTel.

On June 6, 2005, the Company filed a Report on form 8-K announcing under 8.01 of that report the agreement with Virtual Card Services.

On June 21, 2005, the Company filed a Report on form 8-K announcing under 8.01 of that report the agreement with Network Management Inc.

On June 24, 2005, the Company filed a Report on form 8-K announcing under 8 t report the agreement with Western Union.

On July 7, 2005, the Company filed a Report on form 8-K announcing under 8 of that report the Distribution Agreement with CGS Financial Technologies, the cancellation of the acquisition of Financial Services International and the resignation of Rod Braido.

On July 22, 2005, the Company filed a Report on form 8-K announcing under 7.01 of that report the consummation of a common stock private placement