Form 10KSB/A
period 2004-09-30
MORGAN BEAUMONT INC
filed 2005-10-21
CIK 1120792

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


The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 28, 2004, the date of original filing, was $32,616,080 and as of the date of the filing of this Amendment on October 18, 2005, it was $27,775,957.

The number of shares of the issuer's Common Stock outstanding as of December 22, 2004 is 47,150,070. As of the filing of this Third Amended Report, the Company had 60,382,517 shares outstanding.

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

COMPREHENSIVE SUMMARY AND UPDATE
--------------------------------

The Company sells debit cards, prepaid phone cards and long distance services. The Company initially sold its products only to distributors which placed cards with retailers. The Company has recently begun selling directly to retailers as well. The Company also provides software and services for the processing of debit card transactions. The Company is gradually expanding its marketing and sales of cards directly to retailers. The Company markets debit cards predominantly under the Morgan Beaumont name and a limited number under the Pronto Banco name, and it privately labels debit cards for others. The Company developed the software necessary for money to be loaded onto debit cards at numerous banks, stores and other locations, which utilizes otherwise incompatible operating systems. The Company refers to these retail locations where money can be loaded onto its cards or where its cards are sold as "points of presence" or "POPs." The relationship with some of the POPs was established through distributors or created at facilities owned by the distributors. Most POPs however are a direct relationship between the Company and banks and other financial transaction companies like Western Union. Some but not all of the POPs sell the Company's cards, but all can load money onto the Company's cards. The Company's software allows banks, financial services companies, retailers and other POPs to communicate debit card transactions. The Company gives the software away for free, but charge the card user a use fee each time a transaction is processed. The Company has only recently introduced prepaid phone cards and the sale of long distance telephone services. The Company's revenues are presently almost entirely from the wholesale sales of its debit cards to distributors and the wholesale of long distance telephone services. The Company is establishing a network of direct and indirect relationships with its POPs. The Company continues to grow its number of POPs; however, it believes that if its systems are widely adopted by others within its industry, usage revenues from the use of its integrated software applications may eventually surpass revenues from debit and prepaid card sales.

The Company's debit cards are presently sold to distributors that primarily target the sub-prime credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are immigrants, recently divorced, young or have no credit history or very low income. The Company also began marketing payroll cards directly to certain large employers. The Company has an interactive voice response activation system for automated activation of cards and customer relationship management technology. The Company also developed its networking software that supports a network to allow cash to be loaded on to cards, which it has branded the "SIRE" Network. The Company was incorporated in July 11, 2000 and spent the period from incorporation until January 2005 developing its systems, establishing load location relationships and attempting to execute its business plan. The Company began selling debit cards in September 2002, then discontinued sales in the fall of 2003 and resumed card sales again in January 2005.

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

As of October 1, 2005, the Company had approximately 81,000 POPs under contract in 48 states, of which 11,000 were operational and the balance were expected to be operational within the next 90 days. The Company anticipates at least an additional 19,000 locations to be under contract within the next 90 days. It has sold 104,635 debit cards since January 1, 2005, of which approximately 400 have been activated and the vast majority of which have yet to be activated and are being held by its distributors until they roll out their individual marketing campaigns.

The Company's prepaid phone cards are presently sold to retailers and to prepaid phone card distributors on a wholesale basis. These resellers are attracted to the Company's phone cards due to their branded packaging, profitability and ease of use. Through direct telemarketing efforts to retailers, the Company recently began to sell its own prepaid phone cards directly to retailers in transactions for which it anticipates much better margins. By concentrating on these two segments of the marketplace, the Company maximizes its profitability, generates repeated sales and continually increases its revenues. Additionally, the Company sells a small portion of its cards directly to consumers via the firm's Internet presence and website. The Company is the exclusive provider to Latin.com Enterprises Inc., a company dedicated to the sale of phone cards and Internet services at airports.

The Company's recent acquisition and implementation of a number of telephone switches, routes and other rights from MTel Communications has given it the ability to offer prepaid phone cards and sell telephone traffic or usage time on a wholesale basis to others who sell their own prepaid phone cards or long distance telephone services. The Company purchased and deployed the assets in the quarter ended June 30, 2005. It agreed to pay $200,000 and issue 863,636 shares of its restricted common stock for the communication assets. The Company is preparing to offer debit cards that can also be used as phone cards that utilize its telephone switches and long distance routes. The Company generated $235,695 in revenue from its telephone services in the quarter ended June 30, 2005 against $229,299 in costs. The Company believes it needs to continue to generate prepaid phone card sales as well as wholesale route and switch long distance services cards to retailers is more profitable but wholesale of long distance services increases volume of its sales. The more volume of minutes the Company carries over its switch and routes, the better rates the Company receives from carriers. For the most recent quarter, the Company's revenues from phone cards was $77,582 and its revenue from wholesale usage was $158,112. The Company intends to continue to grow its telephone services and presently anticipate that its telephone services revenue will roughly equal its Debit card revenues for the next fiscal quarter.

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

MATERIAL RELATIONSHIPS

The Company's material contracts and relationships fall into the five main categories of:

     o BANKS, The Company issues cards or card programs that it sells to distributors or others.
     o PROCESSORS, who collect the money and handle the financial transactions among the banks and the cardholders and the card distributors.

     o DISTRIBUTORS, who structure the type of card programs they want and sell the cards to end users or other sub distributors.
     o    POINTS OF PRESENCE (POPS), which are card sales and load locations.
     o CARD ASSOCIATION COMPANIES, such as MasterCard and Visa, which sponsor certain types of card issuances.

The responsiveness, technical and sophistication and procedural experience of the Company's material relationships varies greatly. The Company has in the past and continues to experience delays in the roll out of its card programs and the failure to it business associates to promptly implement sales programs and technology. While the Company has a commitment for nearly 100,000 POPs, less than 15% are fully functional. Delays in implementation have resulted from the lack of technical sophistication of the owners of the POPs to dedicate adequate internal resources to the programs and outdated equipment utilized by certain POPs. Likewise, certain banks have failed to obtain a MasterCard or Visa approval of card programs to which they have committed because they lacked the sophistication or dedication of resources to complete the necessary documentation. The Company continues to seek more qualified and dedicated relationships and to work with its existing relationships to assist where possible.

The Company attempts to identify a demand for a particular type of card program based upon its understanding of the marketplace or direct requests from customers. When the Company develops or structures a card or card program, it attempts to match that program with a bank which is best suited for the particular card terms and users. Once a bank approves a program, it will refer the Company to the processors with which it does business. There are no regional or national restrictions on the issuing banks or processors. Some banks however cannot support large numbers of retail transactions but would prefer payroll or other programs. Likewise, certain processors desire to handle large numbers of retail transactions while others might be better suited for payroll. Some banks are not big enough to handle large card programs, while larger banks may not offer as favorable of pricing as the smaller banks.

The Company currently has three to five key relationships in each of the five main categories, which break down as follows.

----------------------------------------------------------------------------------------------------------------
Banks                  Processors           Distributors            POPs                   Credit Cards
----------------------------------------------------------------------------------------------------------------
1. First Gulf Bank     1. WildCard          1. Prime Source         1. Western Union       1. MasterCard
2. Bank First          2. Symmetrex         2. CGS Financial        2. Transaction         2. Visa
3. MetaBank            3. First Data        3. Bostrom                 Management          3. Discover Card
4. First Federal       4. National Card        International        3. CGS
   Bank                   Services             Group                4. IPP
                                            4. Network              5. Bank of America
                                               Management, Inc.     6. Money Gram
                                            5. Acosta               7. IPrepay
                                            6. Virtual Lending
                                               Services
                                            7. IPrepay
----------------------------------------------------------------------------------------------------------------

The Company's annual report on Form 10-KSB provides a detailed analysis of the type of transactions and business the companies listed above primarily handle. The Company continues to add banks, processors and distributors and it is negotiating with Discover card to offer programs through them and negotiations with Visa to increase its level of approval from an independent service organization to a third party processor. Certain relationships may fall into more than one category, such as IPrepay which has its own terminal in certain retailers. The level of importance of a particular relationship also changes periodically as some contracts and relationships become more or less important in that period.

RECENT HISTORY OF LOSSES, ACCUMULATED DEFICIT AND ANTICIPATION OF FUTURE LOSSES

The Company has incurred significant losses since its inception, and it expects to have ongoing requirements for additional capital investment to implement its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. The Company suffered recurring losses from operations including a net loss of $1,031,335 for the nine months ended September 30, 2004 and $3,072,514 for the nine months ended June 30, 2005. Operating expenses for the nine months ended June 30, 2004, including non cash items of $510,236, were $1,118,671. Operating expenses for the nine months ended June 30, 2005 including non cash items of $558,228 were $3,745,163. As of June 30, 2005, the Company had an accumulated deficit of $5,655,603 which includes non cash items from inception of $1,835,543. The Company has not achieved profitability in any quarterly or annual period since inception and it expects to continue to incur net losses for the foreseeable future. Although revenues have grown in certain recent quarters, the Company cannot be certain that it will be able to sustain these growth rates or that it will obtain sufficient revenues to achieve profitability. Even if the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company expects that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.

DESCRIPTION OF PRODUCTS AND SERVICES
------------------------------------

DEBIT CARD PRODUCTS
-------------------

THE MORGAN BEAUMONT MONEY CARD (THE "MONEY" CARD) IS AN ATM AND DEBIT CARD. The Morgan Beaumont Money Card is an ATM/Debit card that allows the user/consumer to withdraw cash at over 750,000 ATM's or make purchases at more than 5,500,000 merchants worldwide. The Morgan Beaumont Money Card can be used at any location on the Cirrus or Maestro ATM network and at restaurants, gas stations, car rentals and other locations utilizing credit card services or with ATM functions. Certain characteristics of the card are:

     o the card is PIN activated and balances/transactions can be checked at any ATM on the Cirrus and Maestro network, as well as via the Internet or by a toll free phone call;
     o the card is anonymous; they do not require a name to be embossed on the card;
     o    the card is available in a one or two card set;

     o the card can be used for money transfers or to withdraw cash via ATM network, a debit card at retail locations worldwide or as a payroll card;
     o the card can be loaded with money from any where in the world via the Internet or by Cashier's Check or Money Orders via mail; and
     o    the transaction accounts are registered and FDIC insured.

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

THE MORGAN BEAUMONT STORED VALUE CARD (THE "STORED VALUE" CARD) IS A TRUE PREPAID DEBIT CARD. The Morgan Beaumont Stored Value MasterCard and Visa is a prepaid debit card that can be used anywhere MasterCard or Visa is displayed worldwide. The cardholder determines the spending limits by the amount loaded on the card. Certain characteristics of the card are:

     o the card includes either a VISA or MasterCard hologram on the front of the card and can be used worldwide anywhere Master Card and Visa are accepted;
     o the card is PIN activated and balances can be checked at any ATM, by a toll free phone call or via the Internet;
     o the card is not anonymous. The holders name is embossed on the card and is widely recognized as an instrument of payment for goods and services;
     o the card is primarily a prepaid debit card, but can be used as an ATM card, charge card or debit card (i.e. either pin based or signature based); and
     o    the card can be used as a payroll card.

PREPAID PHONE CARD PRODUCTS
---------------------------

THE MORGAN BEAUMONT PREPAID PHONE CARD IS A PREPAID PHONE CARD AND LONG DISTANCE CARD which incorporates a toll-free access number and a PIN (Personal Identification Number) printed on an array of branded phone cards. Purchasers of these prepaid phone cards are able to place international calls from 35 countries and domestic long distance calls from any touch-tone phone in the Continental United States at favorable rates. Management believes that the branded cards, in conjunction with the Company's business model and successful sales programs internationally, will allow the Company to more effectively penetrate the marketplace for both phone, stored value cards and create a growing base of loyal, repeat customers.

The Company is moving to link prepaid calling cards with mobile phone handsets, thereby leveraging its distribution to take advantage of the growing demand for prepaid cellular services. The use of mobile phones has quickly expanded in the past three years, and is predicted by many experts to continue growing exponentially. As a result, there is an opportunity to enter the prepaid-cellular market through branded handset/calling card combinations. These intelligent handsets are coded to be used with MBI Services Group calling cards exclusively, and will provide the Company with a recurring revenue stream as customers with handsets "recharge" their account by purchasing new MBI Services Group calling cards or recharging existing cards.

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

VALUE LOAD ("SIRE") NETWORK. The Company has labeled its platform for cash loading and payment locations as the SIRE Network. The SIRE Network provides a brand name, look and feel for the Company's technology platform and network of retail load locations. The SIRE network is open technology that allows multiple card issuers, once certified, to load cards onto a national platform and ultimately as a national payment platform for goods and services. This platform connects the POPs with the Company, the bank and the processor. As use of the Company's cards, or the SIRE network by others increases, the Company anticipates revenue from this source could exceed sale of card sales.

POINTS OF PRESENCE
------------------

As part of the branding initiative, the Company's network of POPs locations was targeted to reach at least 100,000 locations by year-end 2005. In the year ended September 30, 2004, the Company had less than 10,000 load locations under contract and had less than approximately 10,000 POPs operational. As of October 1, 2005, the Company had in excess of 81,000 POPs under contract not including MoneyGram's 25,000 locations and anticipated signing of the agreement with MoneyGram, which would increase that number to over 100,000. Of those locations, approximately 11,000 are up and operational. The 45,000 Western Union locations are working through the technical interface and are anticipated to be online in late October 2005. The table below provides the number of POPs as of October 1, 2005 under contract, that are operational as of October 1, 2005 and which are in beta testing, in a roll out phase or in engineering development.

POPS UNDER CONTRACT AS OF OCTOBER 1, 2005
-----------------------------------------

       In Person Payment               3,000
       Transaction Management          1,400
       NMI                             6,000
       MoneyGram (1)                  25,000
       CGS                               100
       iPrePay                        20,000
       Western Union                  45,000
       Bank Of America                 5,880
                                       -----

            Total (1)                106,450

POPS THAT WERE OPERATIONAL AS OF OCTOBER 1, 2005
------------------------------------------------

       In Person Payment               3,000
       CGS                               100
       Transaction Management          1,470
       iPrePay                         1,000
       Bank Of America                 5,880
                                       -----

             Total (2)                11,400

(1) The MoneyGram contract has been submitted to the Company's attorneys for approval but not yet signed.
(2) The Deficit from the numbers described on the Company's second amendment to the Form 10-KSB/A filed with the SEC on September 9, 2005 was caused by a reduction of over 12,000 Bank of America locations. The original 18,000 locations included ATM sites that we are not certain have capacity to accept value load deposit.

POPS UNDER CONTRACT, BUT NOT OPERATIONAL, POPS WHICH ARE IN BETA TESTING, IN A
------------------------------------------------------------------------------
ROLL OUT PHASE, OR IN ENGINEERING DEVELOPMENT
---------------------------------------------

      IPrepay                   19,000        iPrePay is experiencing delays in
                                              implementing due to lack of market
                                              acceptance by its customers of the
                                              new more expensive terminal
                                              necessary to load the Company's
                                              cards

       Western Union            45,000        Working the technical interface
                                              anticipated to be done by
                                              mid-October

       NMI                       6,000        The customer is in the process of
                                              buying a software download program
                                              to push information all there
                                              locations

       CGS                       4,900        In development
                                 -----

       Total                    74,900

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

       -----------------------------------------------------------------
       CARDHOLDER FEE SCHEDULE PAYROLL                FEE'S
       -----------------------------------------------------------------
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

The Company then conducted a search for counsel experienced in state banking and debit card regulations and ultimately chose and retained the national law firm of Pillsbury, Winthrop et. Al. The initial advice from new counsel was substantially different than that of the prior firm and the Company no longer anticipates immediately seeking licenses in every state that regulate debit cards. The Company recently hired the law firm of Jones Day to further assist in the individual state license process. To date, the Company has not obtained any state licenses.

ACQUISITIONS
------------


In December 2003, the Company acquired Typhoon (as defined above) for less than $200,000 and merged it into the Company. The Company acquired Typhoon for its IVR technology which the Company has incorporated into its business, as described above in the Description of Products and Services section. The Company also acquired the employment of Erik Jensen, formerly the President of Typhoon. The Company issued stock as the purchase price for the acquisition of Typhoon. Except for the merger between PAEY and Morgan Beaumont, the Company made no other mergers or acquisitions in the fiscal year. Subsequent to the year end, the Company acquired certain assets from MTel Communications to allow the Company to establish its telecommunications business as described in the comprehensive update. The Company also entered into negotiations to purchase a competitor but elected not to proceed with the acquisition in 2005.


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


The Company established MBI Services Group, LLC ("MBI Services Group") on January 27, 2005. On May 6, 2005, the Company completed the purchase of property and equipment from MTEL Communications, Inc., transferred the telecommunications equipment to MBI Services Group, and began operations in Miami, Florida as a telecommunications company. MBI Services Group is positioned to sell services to multi-national carriers through Independent Sales Office ("ISO") providers in specific targeted markets. By leveraging its relationships and increasing its network of providers, MBI Services Group intends to introduce new profitable, communications products on a regular basis.


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

THE PREPAID CARD BUSINESS is a relatively young industry with increasing and dramatic growth expected to continue well into the future. Total industry revenues worldwide are predicted to reach $11 billion annually. Sales in the U.S. prepaid phone card industry are expected to reach $6 billion this year, up from just $80 million in 2003 (International Telecard Association). There are several large providers of prepaid phone cards including AT&T, MCI, Qwest and Sprint, as well as regional firms like Verizon, SBC and Bell South. However, the bulk of the prepaid market belongs to smaller, independent sales firms that concentrate in this marketplace and cater to the specific needs and desires of prepaid consumers. It is these smaller, highly focused companies that are able to meet the needs of the specific groups who most often utilize prepaid calling services. This is also the same group that large providers are partnering with to distribute their products effectively into these well-defined markets.

Prepaid phone card users, as a group, are comprised of a vast array of different types of consumers. This $80 billion per annum industry contains certain subsets of the general population, including trans-nationals new to the US, seasonal and migratory workers and lower income populations create the bulk of what can be termed the "credit challenged" segment of the prepaid market. These consumers all have the need and desire to use telecommunications services, but for various reasons are unable to use traditional credit based services. Another segment is the youth market. Highly mobile, they are very strong consumers of Communications services. A third segment includes business and recreational travelers able to use prepaid calling services to save money when calling while away from home. Other segments include individuals and organizations seeking to develop a collectible card and groups involved in fund raising activities.

There are various reasons for consumers to use prepaid services. Often, these reasons may center on the inability to establish sufficient credit relationships with product and service providers. This group can further be divided into markets based upon:

     o    limited income,
     o    lack of credit history due to youth, and
     o    limited residence time in the US.

Typically members within this group have few financial tools available to them, with many not having any relationship with a bank or financial institution. Collectively, these markets are often labeled the "sub prime" market.

An average long distance domestic call using a MBI Services Group prepaid phone card may cost anywhere from 5 to 10 cents per minute. The same call made using a MCI or AT&T calling card can cost as much as 8 to 10 cents more to over one dollar per minute.

The Company offers branded cards specifically targeted to Mexican, South American, Asian and Caribbean consumers. These demographic groups typically exhibit a high degree of loyalty to companies that provide products and services specifically designed for them.

Essentially, there are two types of business organizations that have evolved to meet the needs of the prepaid marketplace. One was the technology-driven long distance company (AT&T) that added a pre-paid transaction platform to their long distance switch. The other was the distribution driven sales company that private labeled their cards and resold the long distance company's services. MBI Services Group is a hybrid of these two business models, encompassing aspects of both types of organization.


BUSINESS STRATEGY
-----------------

The Company's goal is to become a market leader in the provision of card-based products and services to small businesses and sub-prime credit customers by:

     o EXPANDING IN EXISTING SMALL BUSINESS MERCHANT MARKET. The Company believes it can expand its business by focusing on the small merchant market. The Company intends to focus its efforts towards merchants who are considered small businesses and who belong to certain key ethnic groups and which have not historically accepted electronic payment methods. FOCUSING ON

     o SUB-PRIME CREDIT CUSTOMERS LOCATED IN CERTAIN REGIONS. The Company intends to direct its advertising and sales efforts towards certain regions and ethnic groups it believes have been under-served by traditional financial institutions. The Company believes by focusing first on these groups it may be able to rapidly build a base of loyal customers.

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

TARGET MARKETS


The Company primarily markets its debit card products to distributors who themselves market directly to their target markets. These are typically consumers that for a variety of reasons do not have a traditional banking relationship. The reasons are primarily, but not exclusively, due to low credit scores. As discussed elsewhere, this can be due to bankruptcy, divorce, youth, bad past credit practices, low income or other factors. The Company believes these subprime consumers to be the majority of non banking debit card users; however, the Company believes the use of debit cards is growing among all consumers. The Company's cards are used in the same manner as traditional credit and debit cards except they are a prepaid instrument and value can be loaded on the cards at any SIRE network location.


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


During the period covered by this report and for the first part of calendar 2005, the Company primarily relied upon distributors to get its debit card products into the retail locations. This requires the Company to identify companies selling other products or services into the types of retail establishments commonly used by its target consumer. iPrePay and Acosta are examples of these companies. The Company's contract with iPrePay calls for the roll out of 10,000 locations, and its contract with Acosta calls for the roll out of 450 locations in the first wave of deployment. These locations may be convenience stores, gas stations, grocery stores and may be individually owned stores, or small to medium sized chains. These merchants are located in the 48 contiguous states, with a slightly higher concentration in the southern half of the USA. The Company had sold approximately 90,000 cards from inception through September 30, 2004 but had no card sales in fiscal year 2004. From January 1, 2005 to August 31, 2005, the Company had sold an additional 95,000 debit cards.

MBI Services Group initially focused on selling calling services that are subcontracted from other facilities-based providers. Since the prepaid phone cards are marketed as MBI Services Group's branded products, these providers are transparent to MBI Services Group's customers and end-users. Since then MBI Services Group has established its own switch sites and facilities while developing proprietary network agreements with its carriers.


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

CAPITAL RESOURCES OF THE COMPANY HAVE NOT BEEN GENERATED FROM OPERATIONS, THE COMPANY MAY BE DEPENDENT ON ITS ABILTIY TO SELL ADDITIONAL STOCK TO FUND CONTINUED OPERATIONS.

From inception to June 30, 2005, the Company generated cash from financing activities of $7,828,389. This amount arose primarily from sales of the Company's common stock, and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. The Company has used a significant portion of this capital to fund cash outflows for operating and investing activities of approximately $3,949,860 and $815,787, respectively as of June 30, 2005. Since the Company has not attained profitable operations and is dependent upon obtaining financing to pursue its plan of operations, there is no assurance that it will not require additional resources in the future or that it will be able to obtain financing in the amount required or terms satisfactory to the Company.

THE COMPANY'S POINT OF PURCHASE OPERATORS MAY SUBJECT US TO LIABILITY IF THEY FAIL TO FOLLOW APPLICABLE LAWS.

As part of the Company's license requirements, it may be required to have agency agreements with each of its load centers. Among other things the agreements will require them to comply with the Patriot Act and anti-money laundering laws. While the Company does not intend to be responsible for their actions, the Company could be subject to state or federal actions against it if its load center agents violate or are accused of violating the law. Such actions could compromise the Company's credibility with its customers, issuing banks and state regulators, generally making it harder for the Company to do business. It could also cost the Company a great deal of money to investigate, defend and resolve such matters. The Company cannot be sure that it could afford such actions and be able to continue in business.


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

THE COMPANY HAS NOT BEEN PROFITABLE AND EXPECTS FUTURE LOSSES. The Company has suffered recurring losses from operations including a net loss of $1,031,335 for the nine months ended September 30, 2004 and $3,072,514 for the nine months ended June 30, 2005. Operating expenses for the nine months ended September 30, 2004 and the nine months ended June 30, 2005 were $1,118,671 and $3,745,163, respectively. The Company has not achieved profitability in any quarterly or annual period since inception and it expects to continue to incur net losses for the foreseeable future. Although revenues have grown in certain recent quarters, the Company cannot be certain that it will be able to sustain these growth rates or that it will obtain sufficient revenues to achieve profitability. Even if the Company does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future. The Company expects that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.


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

THE DEBIT CARD INDUSTRY IS A FAIRLY NEW INDUSTRY THAT IS DEVELOPING AND BUILDING OUT STANDARDS, PROCESSES AND RELATIONSHIPS. The Company is a developmental company building out networks and relationships. In the course of this build out of the network, relationships, POPs and related systems, there exist the possibility that the associated companies may delay payment to the Company, or return the Company's products to it because their customer base is in the process of being educated as to benefits and how to use debit cards. These delays and or returns could have an adverse effect on cash flow, sales and inventory levels.

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

IF MASTERCARD OR VISA CHANGES THEIR REQUIREMENTS OR STOPS ISSUING DEBIT CARDS, THE LOSS WOULD SUBSTANTIALLY INTERFERE WITH THE COMPANY'S MARKETING STRATEGY AND REQUIRE THE COMPANY TO ISSUE ONLY NON-HOLOGRHAM PRODUCTS.

Customers readily accept the Visa and MasterCard brands on debit cards. If the Company would lose its ability to issue cards under the Visa and MasterCard brands, the Company would lSse substantial market acceptance for its products.

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

PROVIDING CREDIT TO THE WRONG DISTRIBUTORS COULD HARM THE COMPANY'S TELECOM BUSINESS AND INHIBIT ITS GROWTH

If the Company provides credit to the wrong distributors it could have a material adverse effect on its telecom business, financial condition and results of operations. The Company electronically transfers credit in advance onto its prepaid phone cards which it sells to its distributors. If the distributor does not pay us as agreed, it could harm the Company's telecom business. In addition, if the Company is unable to protect or consumers perceive it is unable to protect, the security and privacy of the Company's electronic transactions, its growth in the telecom market could be materially adversely affected. Providing credit to the wrong distributors may:

     o    cause the Company embarrassing and damaging disclosure obligations;
     o    cause the Company's customers to lose confidence in its services;
     o    deter consumers from using the Company's services;
     o    harm the Company's reputation;
     o    expose the Company to risk of fraud;
     o    expose the Company to liability; and
     o    increase the Company's expenses from potential remediation costs.

HAVING INSUFFICIENT BANDWIDTH, PROBLEMS ON THE COMPANY'S TELECOM EQUIPMENT OR CARRIERS BEING DOWN COULD IMPAIR THE COMPANY'S ABILITY TO EFFECTIVELY HOST ITS TELECOM NETWORKS

The Company requires sufficient bandwidth as well as operating equipment and carriers to host its telecom networks. Insufficient bandwidths, problems with the Company's telecom equipment or carriers could impair its ability to effectively host its telecom networks which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


The Company has established a branch office located in a 1,200 square foot facility at 41892 Enterprise Circle South, Temecula, California 92590. This facility is leased with a base monthly rent of $1050.00. The lease expired on June 30, 2005 and the Company vacated that facility.


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

Detailed background information on the new officers and directors is discussed in on Page 45.


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


The purchasers received certain anti-dilution protection entitling the investors to price adjustments in the event the Company sells shares for an effective price of less than $0.20 per share within 1 year. Pursuant to the Purchase Agreement, from the date thereof until 12 months after the date when the registration statement to be filed pursuant to the Registration Rights Agreement (defined below) is first declared effective by the Securities and Exchange Commission, upon any financing by the Company of its common stock or common stock equivalents, each Purchaser will have certain rights to participate in subsequent financings. Notwithstanding the foregoing, any participation in future financing pursuant to the Purchase Agreement shall not apply to the issuance of shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan to key consultants or for purposes other than raising capital for the Company.

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


Pursuant to the Purchase Agreement executed by each purchaser, the Company entered into an Escrow Agreement effective November 30, 2004 with Boyd & Chang, LLP in which each Investor agreed to deposit amounts with Boyd & Chang LLP, and Boyd & Chang LLP agreed to hold the escrow funds in its general attorney client trust account established (the "Escrow Account"), and to administer the escrow funds in accordance with the terms of this Agreement. No interest will be earned on the escrow funds. A copy of the escrow agreement is attached hereto as
Exhibit 4.3. to the Company's Form 8-K of December 7, 2004.

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

Common Stock to MTel. Pursuant to that certain agreement between Morgan Beaumont, Inc. ("the Company") and MTel Communications, Inc. ("MTel") for the purchase and sale of certain assets of MTel, the Company was to release a Morgan Beaumont or MTel re-loadable phone cards and/or phone/debit cards within 120 days of the execution of the agreement. The Company was unable to release phone/debit cards within the specified period which resulted in the Company being obligated to issue 246,753 shares of the Company's restricted common stock to MTel. The Company reached an agreement with MTel in which it paid $50,000 and 140,000 shares of the Company's restricted common stock to MTel to satisfy the Company's obligation.

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

Moreover, when the Company started some sales in 2001, those efforts were halted due to an issue involving MasterCard and the issuing bank programming deviancies that the bank had in supply paperwork to MasterCard on Morgan's programs; Morgan stopped shipping the Products and had been working with multiple banks processors to develop a program with the bank, MasterCard and Visa approval. The Company instituted a suit against that issuing bank as described on page 29 of this report. During that time, the Company had also been developing processes and technology to allow cards to be loaded on the cards. Additionally, the Company's revenues were initially used to maintain operations. The Company needed to raise additional revenue to proceed with operations and launch the Company's programs, products and services.

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


Purchased in-process research and development was $153,190 during the year ended December 31, 2003, which arose from the purchase of the net assets of Typhoon Voice Technologies, Inc.


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


Subsequent to September 30, 2004, the Company received an additional approximate $2,075,000 under the aforementioned note receivable from Paul Marshall and approximately $1,425,000 from the sale of the Company's common stock. After paying outstanding liabilities, financing operations and additional investments in technology, the Company had approximately $606,000 of cash available at May 15, 2005. As of June 30, 2005 the Company had cash of $3,062,742 and was in the process of collecting the proceeds from the sale of stock of an additional $1,895,000 which was fully collected on July 20, 2005.

Management believes these funds will be sufficient to fund operations for the foreseeable future; however, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, the Company's operations have primarily been funded through private equity, and the Company may need to seek additional funding through private or public equity and/or debt financing. Finally, the Company expects that operating revenues from the sales of its products and other related revenues will increase. However, there can be no assurance the Company will not need to raise additional funds to continue operations or that the Company will be able to raise additional debt or equity capital and/or any cash generated by its operations. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.


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

FINANCIAL STATEMENTS

The Company's auditors report, as well as the following consolidated financial statements of the Company as of and for the various periods ended September 30, 2004, and for the year ended December 31, 2003 are included in this report following page 69 at the pages indicated:

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm...................  F-4

Financial Statements as of and for various periods ended
   September 30, 2004, and for the year ended December 31, 2003:

     Balance Sheet........................................................  F-5

     Statements of Operations.............................................  F-6

     Statements of Stockholders' Equity (Deficit).........................  F-7

     Statements of Cash Flows.............................................  F-8

     Notes to Financial Statements........................................ F-11

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

Name                              Age     Position                         Since
----                              ---     --------                         -----

Clifford Wildes (1)               54      Chief Executive Officer,         2001
                                          Treasurer and Director

Kenneth Craig (2)                 50      Chief Financial Officer,         2002
                                          Secretary and Director

Erik Jensen (2)                   46      President, Chief Operating       2003
                                          Officer and Director

James Smith III                   38      Chief Technical Officer          2004

Rod Braido (3)                    59      Vice-President and Director      2001

Mark Brewer                       46      Director                         2002

Virgil "Brother" Sandifer, Jr.    49      Director                         2004

Benjamin J. Bond                  63      Director                         2004

Theodore Misiewicz (2) (3)        45      Director, Secretary and Chief    2005
                                          Financial Officer

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


(2) Effective January 2005, Ken Craig became Chief Operating Officer of the Company and Theodore Misiewicz took over as Chief Financial Officer. Effective June 1, 2005 Ken Craig took over responsibility for operations of the telecommunications subsidiary. Effective August 31 2005, the Company and Ken Craig entered into a separation agreement and Mr. Craig resigned as an officer of the Company. Pursuant to the terms of his separation agreement, Mr. Craig will receive a lump sum severance payment of $82,500, less ordinary payroll withholdings, and he agreed to a bleed out structure to limit the sales of his shares of the Company to 3% of the shares held by him, any of his family members or any entity controlled by him other than his father, per month for a period of 6 months. Mr. Craig remained as director of the Company until October 1, 2005, when he was replaced by Joseph Hudgins.


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

Mr. Craig was an interim Vice President at Key Card Communications from January 2002 to March 2002.


Mr. Craig had been with the Company since mid 2002 serving in various capacities as its CEO in 2002, its CFO in 2003, its COO in 2005 and headed up MBI Services LLC as its President in 2005. He has been a board member during his tenure. Mr. Craig resigned from the Company as its COO effective August 31, 2005 to pursue personal interests and spend time with his family. He resigned from the board effective October 1, 2005. The Company has benefited from Mr. Craig's years of experience as an attorney and former President of Wiltel and his experience in working with public companies.


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


JOSEPH HUDGINS - Effective October 2005, Director. Mr. Hudgins has over 25 years experience in the banking industry. Mr. Hudgins is Executive Vice President of First National Bank of Pennsylvania in Sarasota, which is currently active, where he manages its operation in Florida. Hudgins has held senior executive positions with First Third Bank of Florida in 2001 and with First National Bank of Florida from January 2001 through December 2004. Mr. Hudgins was President with First National Bank of Florida F.K.A. West Coast Branch from 1992 through 2003, with SouthTrust Bank of Sarasota from 1990 through 1991 and with SouthTrust Bank of Decatur from 1986 through 1990. From 1978 to 1986, Mr. Hudgins was Vice President for First Union National Bank of Rome. Mr. Hudgins was also Assistant Branch Manager with Valley Fidelity Bank from 1977 through 1978. Mr. Hudgins received a Bachelors Degree in Mathematics from Carson-Newman College in 1977 and received a Masters of Business Administration in Banking Management from the University of Virginia in 1982.


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

JAMES CHRISTIANSEN

Effective January 1, 2005, the Company entered into a one year consulting agreement with James Christiansen to advise and assist the Company in developing and implementing appropriate plans and security procedures for its ATM network development. The Agreement is terminable by either party on 30 days notice. As consideration for various services to be rendered, the Company has agreed to pay the consultant total monthly fees of (i) $10,000 for four months and (ii) $4,000 for the remaining eight months, and to issue 425,000 nonqualified stock options to him, which allow him to purchase a like number of shares of the Company's common stock for $1.00 per share. The options are exercisable over the next year and may be exercised on a cashless basis. A copy of this consulting agreement is attached as Exhibit 5.1 to the Company's 10-QSB for the period ended March 31, 2005.

DENNARD RUPP GRAY & EASTERLY, LLC

On March 17, the Company entered into a consulting agreement with Dennard Rupp Gray & Easterly, LLC ("DRG&E") for DRG&E to provide investor relations services and advice to the Company for a monthly fee. The Company's contract at DRG&E is Kenneth Dennard. Neither DRG&E nor its principals received any stock or additional compensation for their services. A copy of this consulting agreement is attached as Exhibit 5.3 to the Company's 10-QSB for the period ended March 31, 2005.

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


Cliff Wildes was an investor in Key Card Communications and a director of Key Card Communications for approximately 4 months in 2001 and then became a vice president of its successor after it merged with a non-trading reporting company, until he finally resigned in December 2001. There he met Michael Rejbeni, and others who were involved in the initial operations of Key Card. Mr. Wildes also introduced Key Card to his professional relationships. Benjamin Bond agreed to act as a consultant on accounting matters, Rod Braido agreed to act as member of the board of directors of Key Card and Attorney Gary Glassman agreed to act as one of its corporate attorneys. Mr. Wildes also introduced Key Card to several law firms that presently represent the Company. Mr. Wildes resigned from Key Card's Board of Directors in June 2001 after learning in a board meeting that Key Card had not paid its payroll taxes as they came due. Mr. Wildes remained as a consultant to Key Card and a vice president of its successor until December 2001, to assist in the completion of the merger. The merger was completed; however, Key Card's shares were never listed or traded. Mr. Braido also resigned in December 2001 to join the Company as its CEO. Key Card discontinued operations in approximately July 2002, shortly after Key Card's attorneys reported to its board that they believed that Key Card's founder and President, who is now deceased, had misappropriated substantial amounts of cash from Key Card. There was no known evidence to the auditors or others that anyone else was involved in the embezzlement of Key Card's funds. Mr. Wildes filed suit against Key Card in 2002 and received a judgment against the company. Mr. Wildes believed that although Key Card's founder had cheated and fooled him, a number of professional services and local investors, that Key Card did employ a number of goods and intelligent people who were familiar with the telecom industry. As the Company developed, Mr. Wildes sought out their expertise to assist him in growing the Company.

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

                                                      ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                           ------------------------------------------   ---------------------------------
                                                                                        RESTRICTED
                                                                        OTHER ANNUAL       STOCK         OPTIONS/* SARS
NAME                      TITLE             YEAR    SALARY      BONUS   COMPENSATION      AWARDED              (#)
-------------------------------------------------------------------------------------------------------------------------
Clifford Wildes (1) (3)   Chief             2004    $150,000      -        $5,941            -                  -
                          Executive         2003    $150,000      -        $9,350            -
                          Officer,          2002    $100,000      -        $8,410            -
                          Treasure and
                          Director
-------------------------------------------------------------------------------------------------------------------------
Erik Jensen (1) (3)       President,        2004     $96,000      -        $4,800       12,737 shares           -
                          Chief             2003           -      -             -            -                  -
                          Operating         2002           -      -             -            -
                          Officer, and
                          Director
-------------------------------------------------------------------------------------------------------------------------
Kenneth Craig (1) (3)     Chief             2004    $150,000      -       $12,593            -                  -
                          Financial         2003    $150,000      -       $18,860            -                  -
                          Officer,          2002    $100,000      -       $11,565            -                  -
                          Secretary, and
                          Director
-------------------------------------------------------------------------------------------------------------------------
James Smith III           Chief             2004     $78,000      -        $4,800       12,737 shares           -
                          Technical         2003           -      -             -            -                  -
                          Officer           2002           -      -             -            -                  -
                                                     $90,000
-------------------------------------------------------------------------------------------------------------------------
Rod Braido (1)            Senior            2004           -      -        $3,000            -                  -
                          Vice-President,   2003           -      -             -            -                  -
                          Director          2002           -      -             -            -                  -
-------------------------------------------------------------------------------------------------------------------------
Virgil "Brother"          Audit             2004      $5,000      -        $1,000            -                  -
Sandifer, Jr. (1) (2)     Committee         2003           -      -          $250            -                  -
                          Member,           2002           -      -             -            -                  -
                          Compensation
                          Committee
                          Member, and
                          Director
-------------------------------------------------------------------------------------------------------------------------
Benjamin J. Bond (1) (2)  Audit             2004      $5,000      -        $1,000            -                  -
                          Committee         2003           -      -          $250            -                  -
                          Member,           2002           -      -             -            -                  -
                          Compensation
                          Committee
                          Member, and
                          Director
-------------------------------------------------------------------------------------------------------------------------
Mark Brewer (1) (2)       Director;         2004       $5000                $1000                               -
                          Audit             2003       $5000      -          $250
                          Committee;
                          Compensation
                          Committee
                                            2004    $579,000      0       $34,134       25,474 shares           -
-------------------------------------------------------------------------------------------------------------------------


                                                            61

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth as of September 30, 2004, and updates as of June 30, 2005, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. This table does not reflect options granted to the Company's executive officers after the period covered in this report, which are listed in the description of their employment agreements.

                                                               Amount of                              Percent
                                                               beneficial ownership                   of class
Title of class      Name and address                           As of 9/30/04 and                      As of 9/30/04 and
class(1)            of beneficial owner                        As of 6/30/05                          As of 6/30/05
-----------------------------------------------------------------------------------------------------------------------
Common Stock        Clifford Wildes                            4,090,789 shares(2)                        10.2%
                    7436 Myrica Drive                          7,440,789 shares(2)                        12.3%
                    Sarasota, FL  34241

Common Stock        Carole L. Wildes                           4,090,789 shares(3)                        10.2%
                    7436 Myrica Drive                          7,440,789 shares(3)                        12.3%
                    Sarasota, FL  34241

Common Stock        Kenneth Craig                              2,923,210 shares(4)                         7.3%
                    612 Downs Avenue                           5,673,210 shares(4) (7)                     9.4%
                    Tampa, FL  33617

Common Stock        Rosie Craig                                2,923,210 shares(5)                         7.3%
                    612 Downs Avenue                           5,673,210 shares(5) (7)                     9.4%
                    Tampa, FL  33617

Common Stock        Erik Jensen                                773,757 shares                              1.9%
                    5105 Sunnydale Circle                      1,623,757 shares (6)                        2.7%
                    Sarasota, FL  34233

Common Stock        James Smith III                            855,599 shares                              2.1%
                    9903 Old Hyde Park Pl                      905,559 shares (7)                          1.5%
                    Bradenton, FL  34202

Common Stock        Rod Braido                                 703,450 shares (6)                          1.8%
                    1 Golden Meadow Lane                       853,450 shares (6)                          1.41
                    Fallbrook, CA  92028

Common Stock        Virgil "Brother" Sandifer, Jr.             No shares                                    .0%
                    2037 Hwy 82 E.                             100,000 shares related to Options           0.2%
                    Greenville, MS 38703

Common Stock        Benjamin J. Bond                           No shares                                    .0%
                    1001 N. Washington Blvd., Suite 106        100,000 shares related to Options           0.2%
                    Sarasota, Florida 34236

Common Stock        Mark Brewer                                No shares                                    .0%
                    12577 South 265 West                       100,000 shares related to Options           0.2%
                    Draper, UT 84020

Common Stock        Theodore Misiewicz                         No shares                                    .0%
                    3688 Quiet Pond Ln.                        600,000 shares related to Options           1.0%
                    Sarasota, FL  34235

Common Stock        All Officers and Directors                 9,346,805 shares                           25.2%
                    as a Group that consists of                15,587,756 shares                          28.8%
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

MORGAN BEAUMONT

By:   /S/CLIFFORD WILDES
      --------------------------------
      Clifford Wildes, Chief Executive Officer, Treasurer
      Director
      Date: October 18, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /S/CLIFFORD WILDES
      --------------------------------
      Clifford Wildes, Chief Executive Officer and Treasurer
      (Principal Executive Officer)
      Director
      Date: October 18, 2005

By:   /S/THEODORE MISIEWICZ
      --------------------------------
      Theodore Misiewicz, Secretary and Chief Financial Officer
      (Principal Financial Officer and Principal Accounting Officer)
      Director
      Date: October 18, 2005

                                 EXHIBITS INDEX

                 EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

        EXHIBIT
        NUMBER      DESCRIPTION OF EXHIBIT

          3.1       Articles of Incorporation (1)

          3.2       Bylaws (1)

          4.1       Share Certificate (1)

          7.1       Consent of Independent Registered Public Accounting Firm (1)

          9.1       Employment Agreement with Clifford Wildes (1)

          9.2       Employment Agreement with Kenneth Craig (1)

          9.3       Employment Agreement with Erik Jensen (1)

          9.4       Employment Agreement with James Smith III (1)

          9.5       Consulting Agreement with Cascade Partners (1)

          19.1      Definitive Information on Schedule 14C (1)

          31.a Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

          31.b Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

          32.a Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

          32.b Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

     (1) Filed as an Exhibit to the Form 10-KSB filed with the Securities and Exchange Commission on February 8, 2005.
     (2) Filed as an Exhibit to this Quarterly Report on Form 10-KSB.


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

On June 24, 2005, the Company filed a Report on form 8-K announcing under 8 of that report the agreement with Western Union.

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

On July 22, 2005, the Company filed a Report on form 8-K announcing under 7.01 of that report the consummation of a common stock private placement

On September 7, 2005, the Company filed a Report on form 8-K announcing under
5.02 of that report the resignation of the Chief Operating Officer and appointment of new secretary and under 8 of that report the agreement with Symmetrex.

On September 12, 2005, the Company filed a Report on form 8-K announcing under 8 of that report the agreement with Aliant Financial Services and the delays in Merrick Bank performance.

ITEM 7. FINANCIAL STATEMENTS




                              MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         FINANCIAL STATEMENTS AS OF AND
                               FOR VARIOUS PERIODS
                            ENDED SEPTEMBER 30, 2004,
                             AND FOR THE YEAR ENDED
                                DECEMBER 31, 2003
                            AND REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                              MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                TABLE OF CONTENTS
                                -----------------


================================================================================

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm...................  F-3

Financial Statements as of and for various periods ended
   September 30, 2004, and for the year ended December 31, 2003:
     Balance Sheet........................................................  F-4

     Statements of Operations.............................................  F-5
     Statements of Stockholders' Equity (Deficit).........................  F-6

     Statements of Cash Flows.............................................  F-8

     Notes to Financial Statements........................................ F-10

================================================================================

                     [LETTERHEAD OF KINGERY & CROUSE, P.A.]




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States Of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company is in the development stage, has suffered recurring losses from operations and will have ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ KINGERY & CROUSE, P.A.

TAMPA, FLORIDA
NOVEMBER 26, 2004


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

                                              MORGAN BEAUMONT, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                             STATEMENTS OF OPERATIONS

=================================================================================================================

                                                                                                  For the period
                                                         For the nine                              July 10, 2000
                                                            months            For the year           (date of
                                                             ended               ended           incorporation) to
                                                         September 30,        December 31,         September 30,
                                                             2004                 2003                 2004
                                                        --------------       --------------       --------------
REVENUES (net of returns and allowances)                $       58,602       $      355,872       $      590,219

COST OF REVENUES                                                35,833              186,245              316,162
                                                        --------------       --------------       --------------

GROSS PROFIT                                                    22,769              169,627              274,057
                                                        --------------       --------------       --------------

OTHER OPERATING EXPENSES:
Stock based compensation and consulting                         14,200              594,465            1,012,286
Other employee compensation and benefits                       624,972              248,430            1,075,115
Other professional and consulting fees                         141,116               15,796              183,695
Purchased in-process research and development                       --              153,190              153,190
Impairment of long lived assets                                 43,154                   --               43,154
Occupancy and equipment                                         88,951               63,292              185,075
Selling and marketing                                           28,301               27,274               95,581
Travel and entertainment                                        24,073                4,020               28,093
Other                                                           64,358               12,286              120,278
                                                        --------------       --------------       --------------
                                                             1,029,125            1,118,753            2,896,467
   Total other operating expenses
                                                        --------------       --------------       --------------

LOSS FROM OPERATIONS                                        (1,006,356)            (949,126)          (2,622,410)
                                                        --------------       --------------       --------------

OTHER INCOME (EXPENSE):
Loss from litigation                                           (56,000)                  --              (56,000)
Interest income                                                 36,211                   --               36,211
Interest expense                                                (5,190)              (5,848)             (12,738)
                                                        --------------       --------------       --------------
    Total other income (expense)                               (24,979)              (5,848)             (32,527)
                                                        --------------       --------------       --------------

NET LOSS                                                $   (1,031,335)      $     (954,974)      $   (2,654,937)
                                                        ==============       ==============       ==============

NET LOSS PER SHARE - Basic and diluted                  $         (.08)      $         (.13)
                                                        ==============       ==============

Weighted average number of shares outstanding               12,697,400            7,216,359
                                                        ==============       ==============

=================================================================================================================

See notes to financial statements.


                                                       F-5

                                                        MORGAN BEAUMONT, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


====================================================================================================================================

                                                                                                           Deficit
                                                                                             Note        Accumulated
                                      Common Stock           Additional      Common        Receivable     During the
                                -------------------------     Paid-In         Stock          from        Development
                                   Shares      Par Value      Capital      Subscribed     Stockholder       Stage          Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, July 10, 2000
  (date of incorporation)                 -   $         -   $         -    $         -    $         -    $         -    $         -

Common stock subscription                 -             -             -            100              -              -            100
Net loss                                  -             -             -              -              -              -              -
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2000               -             -             -            100              -              -            100

Issuance of common stock
  for cash:
     At $0.0069 per share            50,947            51           399           (100)             -              -            350
     At $0.0063 per share           796,047           796         4,204              -              -              -          5,000
Issuance of common stock
  for services -
     At $0.0785 per share         1,557,067         1,557       120,693              -              -              -        122,250
Net loss                                  -             -             -              -              -       (216,982)      (216,982)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2001       2,404,061         2,404       125,296              -       (216,982)       (89,282)

Issuance of common stock
  for cash:
     At $0.0785 per share            26,747            27         2,073              -              -              -          2,100
     At $0.1309 per share         1,295,327         1,295       168,205              -              -              -        169,500
     At $0.157 per share            318,419           318        49,682              -              -              -         50,000
Issuance of common stock
  for services:
     At $0.0785 per share           928,254           928        71,952              -              -              -         72,880
     At $0.13111 per share        1,509,304         1,509       196,382              -              -              -        197,891
     At $0.157 per share             67,505            68        10,532              -              -              -         10,600
Net loss                                  -             -             -              -              -       (451,646)      (451,646)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2002       6,549,617         6,549       624,122              -              -       (668,628)       (37,957)

Issuance of common stock
  for cash:
     At $0.0785 per share           284,195           284        22,029              -              -              -         22,313
     At $0.157 per share            254,735           255        39,745              -              -              -         40,000
Issuance of common stock
  for services:
     At $0.157 per share          3,785,774         3,786       590,679              -              -              -        594,465


                                                                                                                         (CONTINUED)




                                                        MORGAN BEAUMONT, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            --------------------------------------------


                                                                                                           Deficit
                                                                                             Note        Accumulated
                                      Common Stock           Additional      Common        Receivable     During the
                                -------------------------     Paid-In         Stock          from        Development
                                   Shares      Par Value      Capital      Subscribed     Stockholder       Stage          Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Issuance of common stock
  for assets of Typhoon
  Technologies at $0.157
  per share                       1,421,357         1,421       221,769              -              -              -        223,190
Net loss                                  -             -             -              -              -       (954,974)      (954,974)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances, December 31, 2003      12,295,678        12,295     1,498,344              -              -     (1,623,602)      (112,963)

Issuance of common stock for
  cash ($.0785 per share)           263,651           264        20,436              -              -              -         20,700
Issuance of common stock held
  in escrow                         350,260           350          (350)                                                          -
Issuance of common stock for
  services at $0.157 per share       90,428            91        14,109              -              -              -         14,200
Issuance of common stock in
  exchange for net assets in a
  recapitalization               27,025,000        27,025     2,941,975              -     (3,000,000)             -        (31,000)
Collections on note receivable
  from stockholder through
  September 30, 2004                      -             -             -              -        971,051              -        971,051
Collections on note receivable
  from stockholder after
  September 30, 2004 (reflected
  as a current asset)                     -             -             -              -        644,535              -        644,535
Net loss                                  -             -             -              -              -     (1,031,335)    (1,031,335)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balances, September 30, 2004     40,025,017   $    40,025   $ 4,474,514    $         -    $(1,384,414)   $(2,654,937)   $   475,188
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

====================================================================================================================================

See notes to financial statements.


                                                                F-7

                                                        MORGAN BEAUMONT, INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)

                                                      STATEMENTS OF CASH FLOWS

====================================================================================================================================

                                                                                                                     For the period
                                                                                                                      July 10, 2000
                                                                                                                        (date of
                                                                                   For the nine      For the year    incorporation)
                                                                                   months ended         ended              to
                                                                                   September 30,     December 31,    September 30,
                                                                                        2004             2003             2004
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $  (1,031,335)   $    (954,974)   $  (2,654,937)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      28,688           24,375           62,050
       Amortization of intangible assets                                                   6,635                -            6,635
       Stock based compensation and consulting                                            14,200          594,465        1,012,286
       Purchased in-process research and development                                           -          153,190          153,190
       Impairment of long-lived assets                                                    43,154                -           43,154
    Changes in assets and liabilities, net:
        Decrease (increase)  in receivables                                               (5,865)          19,956           (5,865)
        Decrease (increase) in inventories                                                     -           19,632                -
        Decrease (increase) in prepaid expenses and other current assets                  27,432            2,500           (5,868)
        Decrease (increase) in other assets                                              (30,525)               -          (30,525)
        Increase (decrease) in accounts payable and accrued  liabilities                 137,637           42,997          363,847
                                                                                   -------------    -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                                   (809,979)         (97,859)      (1,056,033)
                                                                                   -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                 (45,551)         (12,141)        (148,249)
     Purchase of assets from Typhoon Voice Technologies, Inc.                                  -           (5,000)          (5,000)
                                                                                   -------------    -------------    -------------
 CASH USED IN INVESTING ACTIVITIES                                                       (45,551)         (17,141)        (153,249)
                                                                                   -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under notes payable                                              -           53,912           97,912
     Repayments of notes payable                                                         (36,500)          (1,200)         (47,912)
     Proceeds from the issuance of common stock                                           20,700           62,313          310,063
     Collections on note receivable from stockholder                                     971,051                -          971,051
                                                                                   -------------    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                955,251          115,025        1,331,114
                                                                                   -------------    -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 99,721               25          121,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            22,111           22,086                -
                                                                                   -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     121,832    $      22,111    $     121,832
                                                                                   =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Interest paid                                                                      $       3,031    $         200    $       3,231
                                                                                   =============    =============    =============
Income taxes paid                                                                  $           -    $           -    $           -
                                                                                   =============    =============    =============






SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of assets by issuance of stock - see Note E                            $           -    $      70,000    $      70,000
                                                                                   =============    =============    =============

Issuance of common stock for net assets of Pan American Energy Corporation
in a recapitalization  - see Note A                                                $   2,969,000    $           -    $   2,969,000
                                                                                   =============    =============    =============


====================================================================================================================================

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

                              MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Morgan Beaumont, Inc., (the "Company"), which is headquartered in Sarasota, Florida, was incorporated in 2000. Because the Company did not generate significant revenues through September 30, 2004, it is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

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

Revenues are recognized on the accrual basis of accounting. Card sales are recognized upon shipment to the customer. Goods may not be returned except for defects. Management from time to time may authorize the return of product or special discounts and allowances under unique circumstances in order to retain customer loyalty. Fees for services are recognized at the time the service is rendered and revenue for the sale of Stored Value and Money Cards is recognized when the card is swiped. All sales are final; however, for business reasons, management on a case by case basis can allow a customer an allowance against the purchase price or allow a partial return of the product for credit.

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

Current deferred income tax asset:
    Accounts payable and accrued liabilities                        $   175,700
    Less valuation allowance                                           (175,700)
                                                                    -----------

Net current deferred income tax asset                               $         -
                                                                    ===========

Non-current deferred income tax asset:
    Net operating loss carry forward                                $   414,300
    Less valuation allowance                                           (414,300)
                                                                    -----------

Non-current deferred income tax asset                               $         -
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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2004:

Computer software                                                   $    22,086
Computer hardware                                                        64,741
Furniture, equipment and leasehold improvements                          36,339
                                                                    -----------
                                                                        123,166
Less accumulated depreciation and amortization                           20,607
                                                                    -----------

Total                                                               $   102,559
                                                                    ===========

NOTE E - PURCHASE OF ASSETS OF TYPHOON VOICE TECHNOLOGIES, INC.

On December 31, 2003, primarily for the purpose of acquiring certain technology, the Company acquired substantially all of the assets of Typhoon Voice Technologies, Inc. ("TVT") in exchange for 1,421,357 shares of the Company's common stock. The purchase price of $228,190 was allocated as follows:

Computer software                                                   $    19,615
Computer hardware                                                        28,847
In process research and development                                     153,190
Other assets                                                             26,538
Common stock                                                           (223,190)
Cash                                                                     (5,000)
                                                                    -----------
Total                                                               $         -
                                                                    ===========

The purchase price attributed to the acquired in process research and development was $153,190 which was immediately expensed.

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

   Years ending
   September 30,                                                    Amounts
   -------------                                                 -------------

      2005                                                       $      37,500
      2006                                                              29,050
      2007                                                               4,900
                                                                 -------------

      Total                                                      $      71,450
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

      Vesting Dates                                                 Amounts
      -------------                                              -------------

      On October 1, 2004                                               380,000
      On December 31, 2004                                             380,000
      On March 31, 2005                                                380,000
      On June 30, 2005                                                 380,000
      On September 30, 2005                                            380,000
                                                                 -------------

      Total                                                          1,900,000
                                                                 =============

Because the exercise price of $.20 was less than the fair value of the common stock ($.27) on the grant, the Company estimates that it will recognize approximately $133,000 of stock based compensation expense over the terms of these consulting agreements beginning with the first quarter of fiscal year ended September 30, 2005 (fair value for these options was estimated at the date of grant using a Black-Scholes Option pricing model with the following assumptions: risk-free interest rate of 2.21%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .929; and a weighted-average expected life of the option of one year).

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

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004. Assuming a change in control does not occur (at which time all options would vest immediately), one half of the remaining options (or 1,437,500 options) vest on September 30, 2005 and one half on September 30, 2006. The option price was effectively the same as the trading value of the Company's stock on the date the options were granted and accordingly no stock based compensation expense will be applicable as a result of the issuance of these options. Furthermore, the Company does not believe that it will be required to record any stock based compensation for the issuance of these options as it does not begin reporting under SFAS No. 123(R) until all of these options have vested.

The Company is also obligated under various other cancelable employment agreements, including two that require it to pay different amounts of severance if the Company terminates the respective employees without cause. Future required payments for base compensation under all of the employment agreements discussed herein are approximately as follows:

      Years ending
      September 30,                                                 Amounts
      -------------                                              -------------

         2005                                                    $     553,000
         2006                                                          530,000
         2007                                                          420,000
                                                                 -------------

         Total                                                   $   1,503,000
                                                                 =============

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

NOTE I - STOCK-BASED COMPENSATION

During the period July 10, 2000 (date of incorporation) to September 30, 2004, the Company issued the following shares of the Company's common stock as consideration for various services, which were provided by employees or consultants:

Description of Service                     Value of Service      Shares Issued
----------------------                      --------------      --------------

Business planning and development           $      949,663           7,395,048
Information technology services                     57,123             505,075
Legal services                                       5,500              38,209
                                            --------------      --------------

Totals                                      $    1,012,286           7,938,332
                                            ==============      ==============

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

Other Option Issuances
----------------------

In addition to the options mentioned in Note H above, the Company has granted options to purchase 1,825,000 shares of its common stock to various employees at a price of $0.20 per share. Assuming a change in control does not occur (at which time all options would vest immediately) the options vest as follows:

      Vesting Dates                                        Amounts
      -------------                                    --------------

      On October 1, 2004                                      610,000
      On September 30, 2005                                   607,500
      On September 30, 2006                                   607,500
                                                       --------------

      Total                                                 1,825,000
                                                       ==============

Because the Company continues to use the intrinsic value method to account for its employee stock options, and because the option price was effectively the same as the trading value of the Company's stock on the date the options were granted, the Company does not believe that it will be required to record any stock based compensation for the issuance of these options. Furthermore, the Company does not believe that it will be required to record any stock based compensation for the issuance of these options as it does not begin reporting under SFAS No. 123(R) until all of these options have vested.

The Company also granted options to purchase 700,000 shares of its common stock for $0.20 per share to the members of its Board of Directors as consideration for their service during the upcoming fiscal year (i.e. the year ended September 30, 2005). The options, which vested on the date of grant, had a fair value of approximately $0.27 on such date (fair value was determined using a Black-Scholes Option pricing model with the following assumptions: risk-free interest rate of 2.21%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .929; and a weighted-average expected life of the option of one year); accordingly the Company estimates that it will recognize approximately $49,000 of stock based compensation expense during the fiscal year ended September 30, 2005 as a result of the issuance of these options.

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

NOTE K - GROSS AND NET REVENUE AMOUNTS

                                                              For the period
                                               For the nine   July 10, 2000
                               For the year       months         (date of
                                   ended          ended      incorporation) to
                                 December     September 30,    September 30,
Description                      31, 2003          2004            2004
-----------                    ------------    ------------    ------------

Gross revenues                 $    357,785    $     59,128    $    601,798

Returns & allowances                 (1,913)           (526)        (11,579)
                               ------------    ------------    ------------

NET REVENUES                   $    355,872    $     58,602    $    590,219
                               ============    ============    ============

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

                                                                                                          Deficit
                                                                                            Note        Accumulated
                                     Common Stock            Additional       Common     Receivable      During the
                              --------------------------      Paid-in         Stock         from        Development
                                 Shares       Par Value       Capital      Subscribed    Stockholder       Stage         Total
                              -----------    -----------    -----------    -----------   -----------    -----------   -----------
Balances, August 31, 2003      12,065,000    $    12,065    $   517,935    $    20,000   $         -    $  (625,797)  $   (75,797)

Issuance of common stock
  for services at
  approximately $0.05254
  per share by Pan
  American Energy              48,260,000         48,260      2,487,552              -             -              -     2,535,812
Canceling of share
  subscriptions for Pan
  American Energy                                                              (20,000)                                   (20,000)
Cancellation of shares by
  Scott and Kornia Houghton   (20,000,000)       (20,000)        20,000                            -              -             -
Contribution of Note
  Receivable by Pan
  American Shareholders                                       3,000,000                   (3,000,000)                           -

Reverse stock split before
  the recapitalization with
  Morgan Beaumont             (13,325,000)       (13,325)        13,325                            -              -             -
Issuance of common stock
  after the reverse stock
  split by Pan American
  Energy                           25,000             25          1,225                                           -         1,250
Net loss  of Pan American
  Energy through August 24,
  2004                                                                                                   (2,472,265)   (2,472,265)
Effect of recapitalization              -              -     (3,098,062)             -                    3,098,062             -
                              -----------    -----------    -----------    -----------   -----------    -----------   -----------
Balances, August 31, 2004      27,025,000    $    27,025    $ 2,941,975    $         -   $(3,000,000)   $         -   $   (31,000)
                              ===========    ===========    ===========    ===========   ===========    ===========   ===========

====================================================================================================================================

End of financial statements


                                                                F-20

                                  EXHIBIT 31.a


                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Clifford Wildes, certify that:

1. I have reviewed this Form 10-KSB for the period ended September 30, 2004, of Morgan Beaumont, Inc. (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in EXCHANGE ACT RULES 13a-15 and 15d-15) for the Company and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) Presented in this report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on its evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on its most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 18, 2005              /S/ CLIFFORD WILDES
                                    ------------------------------
                                    Clifford Wildes, Chief Executive
                                    Officer, Treasurer and Director

* Provide a separate certification for each principal executive officer and principal financial officer of the Company. See Rules 13a-14(a) and 15d-14(a).

                                  EXHIBIT 31.b


                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Theodore Misiewicz, certify that:

1. I have reviewed this Form 10-KSB for the period ended September 30, 2004, of Morgan Beaumont, Inc. (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in EXCHANGE ACT RULES 13a-15 and 15d-15) for the Company and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to it by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c) Presented in this report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on the Company's evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 18, 2005                    /S/ THEODORE MISIEWICZ
                                          -------------------------------------
                                          Theodore Misiewicz, Chief Financial
                                          Officer, Secretary and Director


* Provide a separate certification for each principal executive officer and principal financial officer of the Company. See Rules 13a-14(a) and 15d-14(a).

                                  EXHIBIT 32.a

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Morgan Beaumont, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Clifford Wildes, in my capacity as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 18, 2005                  /S/ CLIFFORD WILDES
                                        ------------------------------
                                        Clifford Wildes,
                                        Chief Executive Officer

                                  EXHIBIT 32.b

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Morgan Beaumont, Inc. (the "Company") on Form 10-KSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Theodore Misiewicz, in my capacity as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 20, 2005                 /S/ THEODORE MISIEWICZ
                                       ------------------------------------
                                       Theodore Misiewicz,
                                       Chief Financial Officer