Form 10QSB/A
period 2004-12-31
MORGAN BEAUMONT INC
filed 2005-11-14
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                              MORGAN BEAUMONT, INC.
                         A DEVELOPMENT STAGE ENTERPRISE

                                TABLE OF CONTENTS
                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION                                              3
------------------------------

    ITEM 1. FINANCIAL INFORMATION:                                          3
    -----------------------------

       Balance Sheet as of December 31, 2004                                3

       Statements of Operations for the three months ended December 31,
          2004 and 2003, and the period July 10, 2000 (date of
          incorporation) to December 31, 2004                               4

       Statements of Cash Flows for the three months ended December 31,
          2004 and 2003, and the period July 10, 2000 (date of
          incorporation) to December 31, 2004                               5

       Notes to Financial Statements                                        6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     12
    ------------------------------------------------------------------

          Forward Looking Statements                                       12

          Overview                                                         12

          Plan of Operations                                               13

          Results of Operation                                             13

          Liquidity & Capital Resources                                    14

    ITEM 3: CONTROLS AND PROCEDURES.                                       15
    --------------------------------

PART II - OTHER INFORMATION                                                16
---------------------------

    ITEM 1. LEGAL PROCEEDINGS                                              16
    -------------------------

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    16
    ------------------------------------------------------------------

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                16
    ---------------------------------------

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16
    -----------------------------------------------------------

    ITEM 5. OTHER INFORMATION                                              16
    -------------------------

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               18
    ----------------------------------------

SIGNATURES
----------

We are amending our Form 10-QSB for the period ended December 31, 2004, as previously filed on February 8, 2005 as a result of comments received from the staff of the Securities and Exchange Commission in connection with the filing of our Registration Statement on Form S-2. We have expanded the footnote disclosure related to the terms of our options. In addition, we have modified the accounting for certain options issued to non-employees (see Note B) In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on February 8, 2005.



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION.

                             MORGAN BEAUMONT, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

ASSETS
------
                                                                   (as restated)
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
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES -
 Accounts payable and accrued liabilities                           $   265,165
 Accrued stock-based compensation                                       309,617
                                                                    ------------
      Total current liabilities                                         574,782

STOCKHOLDERS' EQUITY:
 Common stock - $0.001 par value: 150,000,000 shares
    authorized; 47,150,017 shares issued and outstanding                 47,150
 Additional paid-in capital                                           6,322,588
Note receivable from stockholder                                       (641,781)
 Deficit accumulated during the development stage                    (3,945,657)
                                                                    ------------
        Total stockholders' equity                                    1,549,500
                                                                    ------------

TOTAL                                                               $ 2,124,282
                                                                    ============

See notes to financial statements.


                                            MORGAN BEAUMONT, INC.
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                         For the period
                                                      For the                            July 10, 2000
                                                       three             For the            (date of
                                                       months         three months       incorporation)
                                                       ended              ended                to
                                                      December         December 31,       December 31,
                                                      31, 2004             2003               2004
                                                    (as restated)                        (as restated)
                                                   -------------      -------------      -------------
NET REVENUES                                       $     41,200       $      1,163       $    633,745

COST OF REVENUES                                         17,734             32,517            336,222
                                                   -------------      -------------      -------------

GROSS PROFIT (DEFICIENCY)                                23,466            (31,354)           297,523
                                                   -------------      -------------      -------------

OTHER OPERATING EXPENSES:
Stock based compensation and
  consulting fees                                       739,817            258,345          1,752,103
Impairment of long lived assets                              --            153,190            196,344
Other employee compensation and benefits                567,390             57,037          1,642,505
Other professional and consulting fees                  208,339              4,566            392,034
Selling and marketing                                    25,605              3,779            121,186
Occupancy and equipment                                  44,259              5,870            229,334
Travel and entertainment                                  7,489               (180)            35,582
Other                                                    19,578             23,240            139,856
                                                   -------------      -------------      -------------
     Total other operating expenses                   1,612,477            505,847          4,508,944
                                                   -------------      -------------      -------------

NET OPERATING LOSS                                   (1,589,011)          (537,201)        (4,211,421)
                                                   -------------      -------------      -------------

OTHER INCOME (EXPENSE):
Gain (loss) from litigation                              60,000                 --              4,000
Interest income                                           5,491                 --             41,702
Interest expense                                             --             (5,848)           (12,738)
                                                   -------------      -------------      -------------
     Total other income (expense)                        65,491             (5,848)            32,964
                                                   -------------      -------------      -------------

NET LOSS                                           $ (1,523,520)      $   (543,049)      $ (4,178,457)
                                                   =============      =============      =============

NET LOSS PER SHARE -  Basic and Diluted            $      (0.04)      $      (0.06)
                                                   =============      =============

Weighted Average Number of Shares Outstanding        41,961,158          8,677,144
                                                   =============      =============

See notes to financial statements.


                                                       MORGAN BEAUMONT, INC.
                                                 (A DEVELOPMENT STAGE ENTERPRISE)

                                                     STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                                                     For the period
                                                                                     For the            For the      July 10, 2000
                                                                                   three months      three months       (date of
                                                                                      ended              ended        incorporation)
                                                                                   December 31,      December 31,    To December 31,
                                                                                       2004              2003             2004
                                                                                  (as restated)                       (as restated)
                                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $(1,523,520)      $  (543,049)      $(4,178,457)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    9,553             4,468            71,603
       Amortization of intangible assets                                                2,213                --             8,848
       Stock based compensation and consulting                                        739,817           258,345         1,752,103
       Impairment of long lived assets                                                     --           153,190           196,344
       Forgiveness of indebtedness as a result of litigation settlement               (50,000)               --           (50,000)
    Changes in assets and liabilities, net:
        Decrease (increase)  in receivables                                           (21,321)           69,945           (27,185)
        Decrease (increase) in inventories                                            (54,037)           22,449           (54,037)
        Decrease (increase) in prepaid expenses and other assets                         (126)               94           (36,519)
        Increase (decrease) in accounts payable and accrued and other
        liabilities                                                                  (129,682)          (27,757)          234,165
                                                                                  ------------      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                              (1,027,103)          (62,315)       (2,083,135)
                                                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (9,942)           (4,571)         (158,192)
    Purchase of assets from Typhoon Voice Technologies, Inc.                               --                --            (5,000)
                                                                                  ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (9,942)           (4,571)         (163,192)
                                                                                  ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under notes payable                                           --             3,912            97,912
    Repayments of notes payable                                                            --           (25,200)          (47,912)
    Collection of subscription receivable                                           1,089,177                --         2,060,228
    Proceeds from the issuance of common stock                                      1,425,000            57,000         1,735,063
                                                                                  ------------      ------------      ------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                                          2,514,177            35,712         3,845,291
                                                                                  ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,477,132           (31,174)        1,598,964

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        121,832            53,285                --
                                                                                  ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 1,598,964            22,111       $ 1,598,964
                                                                                  ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $        --             5,846       $    12,738
                                                                                  ============      ============      ============
Income taxes paid                                                                 $        --                --       $        --
                                                                                  ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
Purchase of Typhoon Voice Technology assets by issuance of stock                  $        --            70,000       $    70,000
                                                                                  ============      ============      ============
Common stock subscribed                                                           $        --                --       $ 2,969,000
                                                                                  ============      ============      ============
Increase in additional paid-in capital and deferred compensation from issuance
of stock options                                                                  $   133,000                --       $   133,000
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

NOTE B - Restatement

Previously we valued non-employee options at the date of grant and amortized them ratably over the expected service period. However, in connection with the SEC's review of our registration statements, we have determined that we should apply EITF 96-18 to those options that have vesting periods, no significant disincentives and no specific performance commitments. We now follow the guidance in issue 3 of EITF 96-18. As a result, for each group of options, the value is finally measured at their vesting date and estimated at reporting dates prior to that time. The expense for each group of options is recognized ratably over the vesting period for each group.

Accordingly, the financial statements presented now reflect this accounting treatment. The change had no impact on our liquidity or cash flows; and the summarized effect of the adoption of this accounting treatment is reflected below:

                                                         As
                                                     Originally         As
                                                      Reported       Restated
                                                    December 31,   December 31,
                                                       2004            2005
                                                    ------------   ------------
Stock-based compensation and consulting fees              65,600        739,817
Net loss                                                 849,303     (1,523,520)
Net loss per share - basic and diluted                     (0.02)         (0.04)

NOTE C - GOING CONCERN

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

NOTE D - SIGNIFICANT CURRENT PERIOD EVENTS

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

The Company has followed the guidance given in EITF 96-18 Issue 3 in accounting for these options. The Company uses the Black-Scholes model to estimate the fair market value of these options at each reporting period. For the three months ended December 31, 2004, we recognized $690,817 in expense related to these options. Because the value of the options will be remeasured each balance sheet date, the Company cannot predict the total expense for these options over the life of the contracts.

In determining the fair value of these options under the Black-Scholes method the Company used an expected volatility rate of 1.923, an average expected life of 1.4 years, and a risk free interest rate of 2.67%. The average value of these options as determined by the Black-Scholes method on December 31, 2004 was $0.752.

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

Other Option Issuances
----------------------

We also granted options to purchase 700,000 shares of our common stock for $0.20 per share to the members of our Board of Directors as consideration for their service during the current fiscal year ending September 30, 2005). The options, which vested on the date of grant, had a fair value of approximately $0.07 each on the date they were granted; accordingly we have recorded $49,000 of stock based compensation expense during the current quarter as a result of the issuance of these options.

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

NOTE E - CONTINGENCIES

In the normal course of business, we are involved in certain litigation and other contingencies. In our opinion, these matters will not have a material effect on our financial position or results or operations.

NOTE F - SUBSEQUENT EVENTS

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

Lease Agreement
---------------

On January 10, 2005 we executed a three year lease agreement which will require monthly payments of approximately $11,500 per month commencing on March 1, 2005. The lease, which also requires us to pay all utility costs, contains a provision this allows us to renew the lease for two, three year terms.

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


OTHER OPERATING EXPENSES - Other operating expenses for the three months ended ("the quarter") December 2004 and 2003, were $1,612,477 and $505,847, respectively. The Company's activity in preparing products for release as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses. These expenses included non-cash expenses of approximately $751,617 and $416,000, respectively. Of these operating expenses, the Company expensed as stock based compensation, $739,817 and $258,345, in the quarter ended December 31, 2004 and 2003 respectively, as well as other employee compensation of $567,390 and $57,037 in 2004 and 2003 respectively. The cash position of the Company in 2003 dictated the more extensive use of stock based compensation; in the quarter ended December 31, 2004 compensation shifted to cash based because of liquidity. Other professional fees incurred in the quarters ended December 31, 2004 and 2003, were $208,339 and $4,566, respectively. The increase in other professional fees is primarily attributable to legal and accounting fees related to external reporting and completion of certain agreements and contracts, as well as the Company's improved cash position which allowed the Company to compensate consultants in cash in lieu of stock issuances. The Company did not record any impairment of long lived assets during the quarter ended December 31, 2004 compared to $153,190 in the quarter ended December 31, 2003. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market. Management believes that as it educates consumers, retailers and competitors, there will be an opportunity to license Morgan Beaumont's technology and processes which could become the industry standard.

NET LOSS - During the three months ended December 31, 2004 and 2003, the Company sustained net losses of $1,523,520 and $543,049 respectively. Operating results were hampered in the first fiscal quarter of 2005 because of the expenses related to the efforts in preparing for the release of its new product as well as the hindrance on revenue by not having the new products to ship. The new products began limited shipment during late December 2004 and will begin to increase in the second fiscal quarter of 2005.

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

                                          MORGAN BEAUMONT, INC.

Date:   November 14, 2005                  By:  /S/ CLIFFORD WILDES
                                               -------------------
                                               Clifford Wildes, Chief Executive
                                                 Officer, Treasurer and Director