Form 10QSB/A
period 2005-03-31
MORGAN BEAUMONT INC
filed 2005-11-14
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                               TABLE OF CONTENTS
                                               -----------------

                                                                                                      PAGE NO.
                                                                                                      --------

PART I - FINANCIAL INFORMATION
------------------------------

      ITEM 1. FINANCIAL INFORMATION:

              Balance Sheet as of March 31, 2005                                                          3

              Statements of Operations for the three and six months ended March 31,
                 2005 and 2004, and the period July 10, 2000 (date of incorporation)
                 to March 31, 2005                                                                        4

              Statements of Cash Flows for the three and six months ended March 31,
                 2005 and 2004, and the period July 10, 2000 (date of incorporation)
                 to March 31, 2005                                                                        5

              Notes to Financial Statements                                                               6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                                 13

              Forward Looking Statements                                                                 13

              Overview                                                                                   13

              Plan of Operations                                                                         13

              Results of Operation                                                                       14

              Liquidity & Capital Resources                                                              16

      ITEM 3: CONTROLS AND PROCEDURES.                                                                   16

PART II - OTHER INFORMATION                                                                              17
---------------------------

      ITEM 1. LEGAL PROCEEDINGS                                                                          17

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        17

      ITEM 5. OTHER INFORMATION                                                                          18

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                           22

SIGNATURES                                                                                               23


                                                      2

We are amending our Form 10-QSB for the period ended March 31, 2005, as previously filed on May 10, 2005 as a result of comments received from the staff of the Securities and Exchange Commission in connection with the filing of our Registration Statement on Form S-2. We have expanded the footnote disclosure related to the terms of our options. In addition, we have modified the accounting for certain options issued to non-employees (see Note B) In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on May 10, 2005.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION.

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                                  BALANCE SHEET
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)

--------------------------------------------------------------------------------

ASSETS
                                                                  (as restated)
CURRENT ASSETS:
   Cash and cash equivalents                                   $     1,163,872
   Accounts receivable (net of allowance for doubtful
    Accounts of $0.00)                                                 181,391
   Interest receivable                                                  45,042
   Inventory                                                            63,355
   Prepaid expenses and other current assets                             2,950
                                                               ---------------
         Total current assets                                        1,456,610

PROPERTY AND EQUIPMENT - NET                                           219,348

OTHER ASSETS                                                            80,975
                                                               ---------------

TOTAL                                                          $     1,756,933
                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES -
   Accounts payable and accrued liabilities                    $       282,713
   Accrued stock-based compensation                                    224,133
                                                               ---------------
      Total current liabilities                                        506,846


STOCKHOLDERS' EQUITY:
   Common stock - $0.001 par value: 170,000,000 shares
     authorized; 47,150,017 shares issued and outstanding               47,150
   Additional paid-in capital                                        6,621,089
   Deficit accumulated during the development stage                 (5,418,152)
                                                               ---------------
         Total stockholders' equity                                  1,250,087
                                                               ---------------

  TOTAL                                                        $     1,756,933
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

                                                        MORGAN BEAUMONT, INC.
                                                        ---------------------
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                                  --------------------------------

                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                 For the          For the                                           For the period
                                                  three            three           For the          For the          July 10, 2000
                                                  months           months         six months       six months         (date of
                                                  ended            ended            ended            ended          incorporation)
                                                 March 31,        March 31,        March 31,        March 31,             to
                                                   2005             2004             2005             2004          March 31, 2005
                                               (as restated)                     (as restated)                      (as restated)
                                               ------------     ------------     ------------     ------------     ----------------

REVENUES (NET OF RETURNS AND ALLOWANCES)       $    149,838     $     24,697     $    191,038     $     25,860     $        783,583

COST OF REVENUES                                     79,508              777           97,242           33,294              415,730
                                               ------------     ------------     ------------     ------------     ----------------

GROSS PROFIT (DEFICIENCY)                            70,330           23,920           93,796           (7,434)             367,853
                                               ------------     ------------     ------------     ------------     ----------------

OTHER OPERATING EXPENSES:
Stock based compensation and
  consulting fees                                   213,016            4,800          952,833          263,145            1,965,119
Impairment of assets                                202,000               --          202,000          153,190              398,344
Other employee compensation and benefits            494,622          154,661        1,062,012          211,698            2,137,127
Other professional and consulting fees              247,703            3,035          456,042            7,601              639,737
Selling and marketing                                34,904              376           60,509            4,155              156,090
Occupancy and equipment                              52,743           22,278           97,002           28,148              282,077
Travel and entertainment                             25,575              361           33,064              181               61,157
Other                                                45,288            8,693           64,866           31,933              185,144
                                               ------------     ------------     ------------     ------------     ----------------
     Total other operating expenses               1,315,851          194,204        2,928,328          700,051            5,824,795
                                               ------------     ------------     ------------     ------------     ----------------

NET OPERATING LOSS                               (1,245,521)        (170,284)      (2,834,532)        (707,485)          (5,636,942)
                                               ------------     ------------     ------------     ------------     ----------------

OTHER INCOME (EXPENSE):
Gain (loss) from litigation                              --               --           60,000               --                4,000
Interest income                                       5,837               --           11,330               --               47,539
Interest expense                                        (11)          (2,095)             (13)          (7,943)             (12,749)
                                               ------------     ------------     ------------     ------------     ----------------
     Total other income (expense)                     5,826           (2,095)          71,317           (7,943)              38,790
                                               ------------     ------------     ------------     ------------     ----------------

NET LOSS                                       $ (1,239,695)    $   (172,379)    $ (2,763,215)    $   (715,428)    $     (5,418,152)
                                               ============     ============     ============     ============     ================

NET LOSS PER SHARE -  Basic and Diluted        $      (0.03)    $      (0.02)    $      (0.06)    $      (0.10)
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



                                                    MORGAN BEAUMONT, INC.
                                                    ---------------------
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                               --------------------------------

                                                   STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------

                                                                       For the             For the          For the period
                                                                      six months          six months        July 10, 2000
                                                                        ended               ended              (date of
                                                                       March 31,           March 31,         incorporation)
                                                                         2005                2004          to March 31, 2005
                                                                    (as restated)                              (as restated)
                                                                   ---------------     ---------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $    (2,763,215)    $      (715,428)    $      (5,418,152)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                        15,341               9,187                77,391
       Amortization of intangible assets                                     4,425               2,213                11,060
       Stock based compensation and consulting                             952,833             263,145             1,965,119
       Impairment of long lived assets                                     202,000             153,190               398,344
       Forgiveness of indebtedness as a result of litigation
         settlement                                                        (50,000)                 --               (50,000)
   Changes in assets and liabilities, net:
       Decrease (increase) in receivables                                 (180,991)             67,925              (186,855)
       Decrease (increase) in inventories                                  (63,355)             22,449               (63,355)
       Decrease (increase) in prepaid expenses and other assets            (82,687)                 80              (119,080)
       Increase (decrease) in accounts payable and accrued and
         other liabilities                                                (112,131)           (136,120)              251,715
                                                                   ---------------     ---------------     -----------------
NET CASH USED IN OPERATING ACTIVITIES                                   (2,077,780)            (61,119)           (3,133,813)
                                                                   ---------------     ---------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (132,129)             (8,773)             (280,378)
   Notes Receivable                                                       (202,000)                 --              (202,000)
   Purchase of assets from Typhoon Voice Technologies, Inc.                     --              (5,000)               (5,000)
                                                                   ---------------     ---------------     -----------------
NET CASH USED IN INVESTING ACTIVITIES                                     (334,129)            (13,773)             (487,378)
                                                                   ---------------     ---------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings under notes payable                                 --               3,912                97,912
   Repayments of notes payable                                                  --             (25,200)              (47,912)
   Collection of subscription receivable                                 2,028,949                  --             3,000,000
   Proceeds from the issuance of common stock                            1,425,000              57,000             1,735,063
                                                                   ---------------     ---------------     -----------------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                               3,453,949              35,712             4,785,063
                                                                   ---------------     ---------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,042,040             (39,180)            1,163,872

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             121,832              53,285                    --
                                                                   ---------------     ---------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     1,163,872              14,105     $       1,163,872
                                                                   ===============     ===============     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                   $            13               5,846     $          12,738
                                                                   ===============     ===============     =================
   Income taxes paid                                               $            --                  --     $              --
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

Accordingly, the financial statements presented now reflect this accounting treatment The change had no impact on our liquidity or cash flows; and the summarized effect of the adoption of this accounting treatment is reflected below:

                                             As Originally     As        As Originally      As
                                               Reported     Restated       Reported      Restated
                                                 Three        Three          Six            Six
                                             Months ended  Months ended  Months ended  Months ended
                                               March 31,     March 31,     March 31,     March 31,
                                                  2005          2005          2005          2005
                                              -----------   -----------   -----------   -----------
Stock-based compensation and consulting fees      112,917       213,016       178,517       952,833

Net loss                                       (1,139,596)   (1,239,695)   (1,988,899)   (2,763,215)
Net loss per share - basic and diluted              (0.02)        (0.03)        (0.04)        (0.06)

NOTE C - GOING CONCERN

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

NOTE D - SIGNIFICANT EVENTS DURING THE QUARTER ENDED MARCH 31, 2005

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

Gary Glassman
-------------
Effective January 3, 2005, the Company has entered a consulting agreement with an attorney to handle certain Human Resources issues, new employee orientation and the implementation of a new employee manual. As consideration for such services, the Company has agreed to pay Mr. Glassman $500 per month for a period of twelve months and to issue him 200,000 non-qualified stock options, which allows him to purchase a like number of shares of the Company's common stock for $.78 per share. The options are exercisable over the next year and may be exercised on a cashless basis..

The Company has followed the guidance given in EITF 96-18 Issue 3 in accounting for the options issued to Mr. Christiansen and Mr. Glassman. The Company uses the Black-Scholes model to estimate the fair market value of these options at each balance sheet date. For the three months ended March 31, 2005, the Company has recognized $220,600 in expense related to these options. Because the value of the options will be remeasured each balance sheet date, the Company cannot predict the total expense for these options over the life of the contracts.

In determining the fair value of these options under the Black-Scholes method the Company used an expected volatility rate of 2.010, an average expected life of 2 years, and a risk free interest rate of 3.30%. The average value of these options as determined by the Black-Scholes method on March 31, 2004 was $0.55.


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


NOTE E - CONTINGENCIES

In the normal course of business, the Company is involved in certain litigation and other contingencies. In our opinion, these matters will not have a material effect on the Company's financial position or results or operations.

NOTE F - OTHER CONSULTING AGREEMENTS ENTERENED DURING THE QUARTER ENDED DECEMBER 31, 2004


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

NOTE G - OTHER SUBSEQUENT EVENTS


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

OTHER OPERATING EXPENSES - Other operating expenses for the three months ended ("the quarter") March, 2005 and 2004, were $1,315,851 and $194,204, respectively. The Company's activity in preparing products for release as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses. These expenses included stock-based non-cash expenses of approximately $213,016 and $4,800, respectively. Additional non-cash expenses in addition to stock-based compensation and depreciation were $202,000 for impaired assets in the quarter ended March 31, 2005. The Company recognized other employee compensation of $494,622 and $154,661 in 2005 and 2004 respectively and professional and consulting fees in the quarters ended March 31, 2005 and 2004 of $247,703 and $3,035 respectively. The Company's increased staffing as well as the addition of outside consultants has caused this increase in expenditures. The increase in other professional fees incurred is primarily attributable to legal and accounting fees related to external reporting and completion of certain agreements and contracts, as well as the Company's improved cash position which allowed the Company to compensate consultants in cash in lieu of stock issuances. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market. Management believes that as it educates consumers, retailers, and competitors, there will be an opportunity to license Morgan Beaumont's technology and processes and they could become the industry standard.

LOSS FROM OPERATIONS - During the quarters ended March.31, 2005 and 2004, the Company incurred losses from operations of $1,245,521 and $170,284 respectively. Operating results were impacted by the increase in personnel, legal, and accounting costs they have not been compensated for by additional revenue. Until the Company relocated to its new facilities, it did not have space in which to house significant quantities of inventory that hampered its ability to deliver product until March. At March 31, 2005 the Company now has significant quantities of inventory on hand to meet sales requirements.

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

OTHER OPERATING EXPENSES - Other operating expenses for the six months ended March, 2005 and 2004, were $2,928,328 and $700,051, respectively. The Company's activity in preparing products for release as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses. These expenses included non-cash, stock based compensation of $952,833 and $263,145 in the six months ended March 31, 2005 and 2004 respectively, as well as other employee compensation of $1,062,011 and $211,698 in 2005 and 2004 respectively. The company also recorded non-cash charges to income for asset impairment of $202,000 and $153,190 during the six months ended March 31, 2005 and 2004 respectively. In the six ended March 31, 2005, the impaired assets related to the note receivable due the Company from eChex. For six months ended March 31, 2004 the impairment related to the recognition of the impairment of the goodwill in the Typhoon merger. The Company's increased staffing as well as the addition of outside consultants has caused this increase in expenditures. The Company's cash position has accounted for the shift from stock-based to cash compensation as it no longer is required to pay its consultants and some employees with stock. Other professional fees incurred in the six months ended March 31, 2005 and 2004, were $456,042 and $7,601, respectively. The increase in other professional fees is primarily attributable to legal and accounting fees related to external reporting and completion of certain agreements and contracts, as well as the Company's improved cash position which allowed the Company to compensate consultants in cash in lieu of stock issuances. The Company will continue to upgrade its technology to maintain what it believes is its lead in technology within the market. Management believes that as it educates consumers, retailers, and competitors, there will be an opportunity to license Morgan Beaumont's technology and processes and they could become the industry standard.

LOSS FROM OPERATIONS - During the six months ended March 31, 2005 and 2004, the Company incurred losses from operations of $2,834,532 and $707,485, respectively. Operating results for the six months ended March 31, 2005, were impacted by the increase in personnel, legal, accounting costs, as well as the asset impairment that have not been compensated for by additional revenue as compared to the same period in the prior year.

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