Form 10QSB/A
period 2005-06-30
MORGAN BEAUMONT INC
filed 2005-11-14
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A2


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

                              MORGAN BEAUMONT, INC.
                              ---------------------
        (Exact name of small Business Issuer as specified in its charter)


             NEVADA                                         65-1071956
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


       6015 31ST STREET EAST
         BRADENTON, FLORIDA                                    34203
  -------------------------------                           -----------
  (Address of principal executive                           (Zip Code)
              offices)


     Issuer's telephone number,
        including area code:                   (941) 753-2875
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  x          NO
   -----           -------


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

                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION
------------------------------
    ITEM 1. FINANCIAL INFORMATION:
    -----------------------------
       Consolidated Balance Sheet as of June 30, 2005                          3

       Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004, and the period July 10,
         2000 (date of incorporation) to June 30, 2005                         4

       Consolidated Statements of Cash Flows for the nine months ended
          June 30, 2005 and 2004, and the period July 10, 2000 (date of
          incorporation) to June 30, 2005                                      5

       Notes to Consolidated Financial Statements                              6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        15
    ------------------------------------------------------------------
          Forward Looking Statements                                          15
          --------------------------
          Overview                                                            15
          --------
          Plan of Operations                                                  16
          ------------------
          Results of Operation                                                17
          ---------------------
          Liquidity and Capital Resources                                     20
          -------------------------------
    ITEM 3: CONTROLS AND PROCEDURES.                                          20
    --------------------------------
PART II - OTHER INFORMATION                                                   21
---------------------------
    ITEM 1. LEGAL PROCEEDINGS                                                 21
    -------------------------
    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       22
            -----------------------------------------------------------
    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   23
    ---------------------------------------
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               23
    -----------------------------------------------------------
    ITEM 5. OTHER INFORMATION                                                 23
    -------------------------
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  26
    ----------------------------------------

SIGNATURES                                                                    27
----------

WE ARE AMENDING OUR FORM 10-QSB/A FOR THE PERIOD ENDED JUNE 30, 2005, AS PREVIOUSLY FILED ON AUGUST 31, 2005 AS A RESULT OF COMMENTS RECEIVED FROM THE STAFF OF THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE FILING OF OUR REGISTRATION STATEMENT ON FORM S-2. WE HAVE EXPANDED THE FOOTNOTE DISCLOSURE RELATED TO THE TERMS OF OUR OPTIONS. IN ADDITION, WE HAVE MODIFIED THE ACCOUNTING FOR CERTAIN OPTIONS ISSUED TO NON-EMPLOYEES (SEE NOTE B) IN ALL OTHER MATERIAL RESPECTS, THIS AMENDED QUARTERLY REPORT ON FORM 10-QSB/A IS UNCHANGED FROM THE QUARTERLY REPORT ON FORM 10-QSB/A PREVIOUSLY FILED BY THE COMPANY ON AUGUST 31, 2005.



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION.


                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2005
                                   (UNAUDITED)

================================================================================
                                                                    as restated)
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
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES -
Accounts payable and accrued liabilities                            $   737,655
   Deferred revenue                                                     615,961
   Accrued stock-based compensation                                     179,532
                                                                    -----------
               Total current liabilities                              1,533,148

OBLIGATION UNDER CAPITAL LEASE                                           18,186
                                                                    -----------

               Total liabilities                                      1,551,334
                                                                    -----------

STOCKHOLDERS' EQUITY:
 Common stock - $0.001 par value: 150,000,000 shares
     authorized; 47,150,017 shares issued and outstanding                47,150
  Additional paid-in capital                                          6,833,689
  Common stock subscribed                                             3,798,200
  Deficit accumulated during the development stage                   (6,505,502)
                                                                    -----------
        Total stockholders' equity                                    4,173,537
                                                                    -----------

  TOTAL                                                             $ 5,724,871
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

===============================================================================================================================

                                                                                                                   For the
                                                                                                                   period
                                                                                                                July 10, 2000
                                                For the        For the                           For the           (date of
                                             three months       three         For the nine         nine         incorporation)
                                              ended June        months        months ended        months             to
                                               30, 2005       ended June      June 30, 2005     ended June      June 30, 2005
                                            (as restated)      30, 2004       (as restated)      30, 2004       (as restated)
                                            ------------     ------------     ------------     ------------     --------------
REVENUES (NET OF RETURNS AND ALLOWANCES)    $    481,611     $      2,951     $    672,649     $     28,811     $    1,265,194

COST OF REVENUES                                 381,564              436          478,806           33,730            797,294
                                            ------------     ------------     ------------     ------------     --------------

GROSS PROFIT (DEFICIENCY)                        100,047            2,515          193,843           (4,919)           467,900
                                            ------------     ------------     ------------     ------------     --------------

OTHER OPERATING EXPENSES:
Stock based compensation and
  consulting fees                                168,000           64,400        1,120,833          327,545          2,133,119
Purchased in process research and
development                                           --               --               --          153,190            153,190
Impairment of assets                              10,000               --          212,000               --            255,154
Other employee compensation and benefits         540,797          165,120        1,602,809          376,818          2,677,924
Other professional and consulting fees           222,813           69,169          678,855           76,770            862,550
Selling and marketing                             11,033           22,142           71,542           26,297            167,123
Occupancy and equipment                          148,158           33,903          245,160           62,051            430,235
Travel and entertainment                          28,026            7,328           61,090            7,509             89,183
Other                                             59,101           22,828          123,967           54,761            244,245
                                            ------------     ------------     ------------     ------------     --------------
     Total other operating expenses            1,187,928          384,890        4,116,256        1,084,941          7,012,723
                                            ------------     ------------     ------------     ------------     --------------

NET OPERATING LOSS                            (1,087,881)        (382,375)      (3,922,413)      (1,089,860)        (6,544,823)
                                            ------------     ------------     ------------     ------------     --------------

OTHER INCOME (EXPENSE):
Gain (loss) from litigation                           --               --           60,000               --              4,000
Interest income                                      531               --           11,861               --             48,070
Interest expense                                      --           (1,841)             (13)          (9,784)           (12,749)
                                            ------------     ------------     ------------     ------------     --------------
     Total other income (expense)                    531           (1,841)          71,848           (9,784)            39,321
                                            ------------     ------------     ------------     ------------     --------------

NET LOSS                                    $ (1,087,350)    $   (384,216)    $ (3,850,565)    $ (1,099,644)    $   (6,505,502)
                                            ============     ============     ============     ============     ==============

NET LOSS PER SHARE -  Basic and Diluted     $      (0.02)    $      (0.03)    $      (0.08)    $      (0.09)
                                            ============     ============     ============     ============

Weighted Average Number of Shares
    Outstanding                               47,150,017       12,559,523       45,401,391       12,544,407
                                            ============     ============     ============     ============

===============================================================================================================================

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

====================================================================================================================================

                                                                                                                     For the period
                                                                                                                     July 10, 2000
                                                                                     For the          For the          (date of
                                                                                   Ended June 30,   nine months      incorporation)
                                                                                       2005          ended June     to June 30, 2005
                                                                                   (as restated)      30, 2004       (as restated)
                                                                                    -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $(3,850,565)     $(1,099,644)     $(6,505,502)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                     68,656           25,077          130,706
       Amortization of intangible assets                                                  6,638            4,424           13,273
       Stock based compensation and consulting                                        1,120,833          327,545        2,133,119
       Purchase in process research and development                                          --          153,190          153,190
       Impairment of assets                                                             212,000               --          255,154
       Forgiveness of indebtedness as a result of litigation settlement                 (50,000)              --          (50,000)
    Changes in assets and liabilities, net:
        Decrease (increase)  in receivables                                          (1,186,885)          (4,520)      (1,192,750)
        Decrease (increase) in inventories                                              (73,277)              --          (73,277)
        Decrease (increase) in prepaid expenses and other assets                        (99,997)           2,300         (136,390)
        Increase (decrease) in accounts payable and accrued and other
        liabilities                                                                     342,809          202,376          706,656
        Increase (decrease) in deferred revenue                                         615,961               --          615,961
                                                                                    -----------      -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                                (2,893,827)        (389,252)      (3,949,860)
                                                                                    -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                (450,538)         (29,350)        (598,787)
    Notes Receivable                                                                   (202,000)              --         (202,000)
    Purchase of assets from MTEL, Inc.                                                 (100,000)              --         (100,000)
    Initial investment in Financial Services International, Inc.                        (10,000)              --          (10,000)
    Purchase of assets from Typhoon Voice Technologies, Inc.                                 --           (5,000)          (5,000)
                                                                                    -----------      -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                  (662,538)         (34,350)        (815,787)
                                                                                    -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings under notes payable                                            --            3,912           97,912
     Repayments of notes payable                                                             --          (25,200)         (47,912)
     Repayments of capital lease payable                                                 (6,674)                           (6,674)
     Collection of subscription receivable                                            2,028,949          599,988        3,000,000
     Proceeds from commons stock subscribed                                           3,050,000               --        3,050,000
     Proceeds from the issuance of common stock                                       1,425,000           77,700        1,735,063
                                                                                    -----------      -----------      -----------
NET CASH  PROVIDED BY FINANCING ACTIVITIES                                            6,497,275          656,400        7,828,389
                                                                                    -----------      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             2,940,910          232,798        3,062,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          121,832          (31,174)              --
                                                                                    -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 3,062,742      $   201,624      $ 3,062,742
                                                                                    ===========      ===========      ===========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                       $        13      $     7,782      $    12,738
                                                                                    ===========      ===========      ===========
Income taxes paid                                                                   $        --      $        --      $        --
                                                                                    ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
Purchase of Typhoon Voice Technology assets by issuance of stock                    $        --      $    70,000      $    70,000
                                                                                    ===========      ===========      ===========
Purchase of MTEL property and equipment by issuance of sock                         $   748,200      $        --      $   748,200
                                                                                    ===========      ===========      ===========
Common stock subscribed                                                             $ 3,050,000      $        --      $ 3,050,000
                                                                                    ===========      ===========      ===========
Net increase in additional paid-in capital and deferred compensation from
issuance of stock options                                                           $   434,850      $        --      $   434,850
                                                                                    ===========      ===========      ===========
Purchase of equipment with capital lease obligation                                 $    24,860                       $    24,860
                                                                                    ===========      ===========      ===========

====================================================================================================================================

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

Accordingly, the financial statements presented now reflect this accounting treatment. The change had no impact on our liquidity or cash flows; and the summarized effect of the adoption of this accounting treatment is reflected below:

                                           As Originally       As Restated      As Originally
                                          Reported Three       Three Months     Reported Nine     As Restated Nine
                                         Months ended June    ended June 30,     Months ended     Months ended June
                                             30, 2005              2005         June 30, 2005         30, 2005
Stock-based compensation and
consulting fees                                 92,417            168,000           270,934           1,120,833

Net loss                                    (1,011,767)        (1,087,350)       (3,000,666)         (3,850,565)
Net loss per share - basic and diluted
                                                 (0.02)             (0.02)            (0.07)              (0.08)


NOTE C - GOING CONCERN

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

VCS acts as the intermediary between a vendor and financial institutions via its 'Virtual Vendor' system. Bin Sponsor Agreement with First Gulf Bank On March 23, 2005, the Company completed an agreement with First Gulf Bank. First Gulf Bank agreed to become a Bin sponsor for some of the Company's branded Visa cards for prepaid programs approved by Visa in return for fees based on transactions on the cards. The company has been approved as an Independent Sales Organization ("ISO") for the First Gulf Bank.

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

NOTE E -CONTINGENCIES

In the normal course of business, the Company is involved in certain litigation and other contingencies. In the opinion of management, these matters will not have a material effect on the Company's financial position or results or operations.

NOTE F - OTHER SUBSEQUENT EVENTS

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

Hosting and Licensing Fees are charged for the use of proprietary Morgan Beaumont technology. In a Hosted Agreement, the customer is not required to purchase the technology; rather they only pay transaction fees for each use. These fees are defined in a service agreement with the customer that stipulates a minimum monthly fee for the use of the technology and is typically a 2-year term. In a licensing agreement, the customer pays a fee for each product sold, (the product can be sold under the Morgan Beaumont brand, or can be private labeled for the customer), and also pays for any minor changes to the technology required to meet the specific market the customer wishes to address. At June 20, 2005, the Company had one service agreement and one licensing agreement that it was actively servicing. Transaction fees are derived from the use and loading of cash for ATM, debit or Stored Value Cards and monthly maintenance fees associated with keeping ATM, debit or Stored Value Cards active.

SALES AND REVENUES - Revenues for the three months ("the quarter") ended June 30, 2005 and 2004, were $481,611 and $2,951, respectively. Revenue in the quarter ended June 30, 2005 reflected the acceleration of shipments of the Company's card programs, telecommunications products and increased transaction fees. During the quarter ended June 30, 2004 the Company was not actively shipping any cards and revenue consisted primarily of transaction fees. The addition of the new products provided the increase in revenue. The Company began to realize revenue from transaction fees on the cards shipped in the current quarter; the Company anticipates theses revenues to increase in subsequent quarters. Cost of Revenue for the quarters ended June 30, 2005 and 2004 were $381,564 and $436, respectively. Cost of revenue in 2005 related primarily to the issuance of the new cards, and telecommunications products, while in 2004 cost of revenue was related primarily to transaction fees. The higher cost revenue related to card sales as opposed to transaction fees combined with the increased revenue were the reasons for the increase of cost revenue sold at a higher rate than that of revenue.

DEFERRED REVENUE - In May of 2005 the Company began shipping prepaid phone cards. These cards represent a promise to provide telecommunications services when the end user uses the card on our telecommunications network. In accordance with generally accepted accounting principles the Company defers the revenue from the sales of these cards until the cards are used. During the quarter ended June 30, 2005, the Company deferred revenue of approximately $621,000 and recognized approximately $5,000 in revenue leaving a deferred revenue balance of approximately $616,000.

On June 30, 2005, the Company had approximately 25,000 POP's active in the United States where one or all of its products can be loaded. The Company was also in the process of implementing the technology under contracts for approximately 50,000 additional POPs. During the remainder of fiscal year 2005, the Company intends to expand the number of access points. The Company has in place contracts that management believes have the potential to grow its access points to over 100,000 POPs. These POPs may now sell or load (or both) debit/ATM and stored value hologram cards to the public. The Company is continuing to seek additional relationships in order to further expand the POPs in the fiscal year.

OTHER OPERATING EXPENSES - Other operating expenses for the quarter ended June 30, 2005 and 2004, were $1,187,928 and $384,890 respectively. The Company's product development activities, increased staffing and sales efforts combined with additional reporting requirements were the primary causes of the increase in operating expenses.

These expenses included stock-based non-cash expenses of approximately $168,000 and $64,400, respectively. Additional non-cash expenses in addition to stock-based compensation and depreciation were $10,000 for impaired assets in the quarter ended June 30, 2005. The Company recognized other employee compensation of $540,797 and $165,120, in the quarters ended June 30, 2005 and 2004 respectively due to increase in staffing. Professional and consulting fees in the quarters ended June 30, 2005 and 2004 were $222,813 and $69,169 respectively. The approximate 190% increase is due primarily to the added compliance efforts due to the Company's public reporting requirements that were not required in the quarter ended June 30, 2004.

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

NET LOSS - During the quarters ended June 30, 2005 and 2004, the Company incurred losses of $1,087,350 and $384,216 respectively. Operating results were impacted by the increase in personnel, legal, and accounting costs they have not been compensated for by additional revenue.

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

OTHER OPERATING EXPENSES - Other operating expenses for the nine months ended June 30, 2005 and 2004, were $4,116,256 and $1,084,941, respectively. The
Company's activity in preparing for new product releases as well as its increased sales efforts combined with additional reporting requirements were the primary causes of the increase of over 200% in operating expenses.

These expenses included non-cash, stock based compensation of $1,120,833 and $327,545 in the nine months ended June 30, 2005 and 2004 respectively, a 17% decrease, as well as other employee compensation of $1,602,809 and $376,818, in 2005 and 2004, respectively an increase approximately 325%. The net increase of 266% in compensation expense is due primarily to increased staffing. The Company's cash position has accounted for the shift from stock-based to cash compensation as it no longer is required to pay its consultants and some employees with stock.

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

NET LOSS - During the nine months ended June 30, 2005 and 2004, the Company incurred losses of $3,850,565 and $1,099,644, from operations respectively. Operating results for the nine months ended June 30, 2005, were impacted by the increase in personnel, legal, and accounting costs, as well as the asset impairment that have not been compensated for by additional revenue as compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Extension of eChex Note
-----------------------

The Company entered into an Accord, Mutual Release and Non-Disparagement Agreement with eChex. Under this agreement, the Company assumed all rights and obligations of eChex under their Broker-Client Agreement with Acosta, Inc. ("Acosta") in return for an extension of its note receivable due from eChex. Both companies mutually released each other and Acosta from litigation concerning the past relationships between the parties and the Company also extended the term of the Note an additional six (6) months.. In exchange for releasing the personal guarantees of the three principal officers and shareholders of eChex, eChex assigned all revenue under the Broker-Client Agreement to the Company. A copy of this agreement is attached as Exhibit 8.1.1. to the Company's Form 8-K filed on May 3, 2005.

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

Agreement with Network Management Inc.
--------------------------------------

The Company entered into that certain distribution agreement with Network Management Inc. (NMI) pursuant to which NMI will supply Morgan Beaumont's Stored Value and Debit card products as well as deploy the SIRE Network technology to NMI's sales channel of 6000 retail locations. A copy of this agreement is attached as Exhibit 8.1.1. to the Company's Form 8-K filed on June 21, 2005.

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

Bin Sponsor Agreement with National Bank of Commerce
----------------------------------------------------

The Company entered into that certain Bin Sponsor Agreement with National Bank of Commerce ("NBAC") in which NBAC will sponsor bins for certain Visa Card products produced by the Company. A copy of this agreement is attached hereto as
Exhibit 5.3.

Sublease Agreement with GEBO Corporation USA
--------------------------------------------

The Company entered a certain Sublease Agreement with GEBO Corporation USA ("GEBO") in which GEBO will sublease to the Company certain premises consisting of 20,000 square feet in the same building as 6015, LLC located at 6015 31st Street East, Bradenton, Florida 34203, for the purpose of office space and related uses of the business to be operated by the Company . During the term of the sublease, the Company shall pay base rent in the sum of $8,333.33 per month. A copy of this agreement is attached hereto as Exhibit 5.4.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      EXHIBIT NUMBER       DESCRIPTION OF EXHIBIT

           5.1             2004 Stock Option Plan

           5.2             Distribution Agreement with Symmetrex Inc

           5.3             Bin Sponsor Agreement with National Bank of Commerce

           5.4             Sublease Agreement with GEBO Corporation USA


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

                              MORGAN BEAUMONT, INC.

Date:   November 14, 2005     By:  /S/ CLIFFORD WILDES
                                   -----------------------------------------
                                   Clifford Wildes, Chief Executive Officer,
                                   Treasurer and Director