Form 10KSB/A
period 2004-09-30
MORGAN BEAUMONT INC
filed 2005-11-15
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A
                               (Amendment No. 4)

       [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2004
                                            ------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

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

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 28, 2004, the date of original filing, was $32,616,080 and as of the date of the filing of this Amendment on November 14, 2005, it was $27,775,957.

     The number of shares of the issuer's Common Stock outstanding as of December 22, 2004 is 47,150,070. As of the filing of this Fourth Amended Report, the Company had 60,382,517 shares outstanding.

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

               ---------------------------------------------------------------
               CARDHOLDER FEE SCHEDULE PAYROLL                    FEE'S
               ---------------------------------------------------------------
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

>From inception to June 30, 2005, the Company generated cash from financing activities of $7,828,389. This amount arose primarily from sales of the Company's common stock, and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. The Company has used a significant portion of this capital to fund cash outflows for operating and investing activities of approximately $3,949,860 and $815,787, respectively as of June 30, 2005. Since the Company has not attained profitable operations and is dependent upon obtaining financing to pursue its plan of operations, there is no assurance that it will not require additional resources in the future or that it will be able to obtain financing in the amount required or terms satisfactory to the Company.

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

Customers readily accept the Visa and MasterCard brands on debit cards. If the Company would lose its ability to issue cards under the Visa and MasterCard brands, the Company would lose substantial market acceptance for its products.

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

The previous officers of Pan American resigned their positions with Pan American at the closing of the Merger and five new directors were elected by the stockholders pursuant to the Information Statement filed on a Schedule 14D with the Securities Exchange Commission on July 6, 2004. The previous directors and officers of Pan American were as follows:

Name                      Age     Position                              Since
----                      ---     --------                              -----

Scott C. Houghton         35      President and Director                2000

Korina Houghton           35      Secretary/Treasurer and Director      2002

Arnold Howardson          58      Senior Vice-President                 2002

The following nominees of Morgan Beaumont were elected as the executive officers and directors of Pan American at the closing of the Merger:

NAME                            AGE                  EXPECTED POSITION
----                            ---                  -----------------

Erik Jensen                     46                   COO and Director
Kenneth Craig                   50                   CFO, Secretary and Director
Cliff Wildes                    54                   CEO and Director
Rod Braido                      59                   Director
Mark Brewer                     46                   Director

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

Moreover, when the Company started some sales in 2001, those efforts were halted due to an issue involving MasterCard and the issuing bank programming deviancies that the bank had in supply paperwork to MasterCard on Morgan's programs; Morgan stopped shipping the Products and had been working with multiple banks processors to develop a program with the bank, MasterCard and Visa approval. The Company instituted a suit against that issuing bank as described on page 34 of this report. During that time, the Company had also been developing processes and technology to allow cards to be loaded on the cards. Additionally, the Company's revenues were initially used to maintain operations. The Company needed to raise additional revenue to proceed with operations and launch the Company's programs, products and services.

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

SALES AND REVENUES. Revenues for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $58,602, $355,872, and $590,219 respectively. Revenue was down in the nine months ended September 30, 2004 by eighty-three percent of the reduced number of months in the reporting period and also because MasterCard cancelled the Company's program through First National Bank of Central Texas as disclosed on page 34 of this report. The program was not replaced until July and therefore sales were not made nor were significant revenue earned from April 2004 to July of 2004. During the nine months ended September 30, 2004 the Company had an average of approximately 5,800 Points of Presence ("POPS") excluding the approximate 15,000 Bank of America locations that can load some of the Company's products. These POPS were restricted to loading its cards and did not market the Company's cards. Cost of Sales for the nine months ended September 30, 2004, the year ended December 31, 2003 and the period July 10, 2000 (date of incorporation) to September 30, 2004 were $35,833, $186,245, and $316,162 respectively. The eighty-one percent decline in 2004 was the result of reduced revenue in the reporting period.

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

DECLINE IN REVENUE THROUGH DECEMBER 2004. As described on page 18 of this report, Morgan Beaumont merged with and into Pan American in August 2004, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc. However, the Company incurred additional expenditures with the Pan American shell during the period ending December 2004, because the money to purchase the shell was late and the structure shell was not what was represented.

During the development of the processes and technology for the retail based SIRE Network as described above, there was a decreased emphasis on sales of new cards due to the market research showing consumers unwillingness to actively use the card products without a suitable value load solution. The decline in revenue is attributable to the decreased sales effort and the merger with Pan American. The Company also had difficulty obtaining a quality issuing bank. In August 2003, the Company lost its issuing bank when the bank lost its MasterCard certification. The Company was not able to ship cards products until the first quarter of 2005. In this period of time, the Company was focusing with on the approval of processes, establishment of bank relationships, development of the Company's technology and the approval by the banks institutions. The Company is filed a lawsuit with the responsible bank for damages as described on page 34 of this report.

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

LIQUIDITY AND CAPITAL RESOURCES.

>From inception to September 30, 2004, the Company raised $310,063 from sales of its common stock, borrowed on notes payable a total of $97,912 and received $971,051 of payments under a note receivable from Paul Marshall, a stockholder. The Company used these proceeds to fund operating activities of $1,056,035, to purchase property and equipment of $148,249 and to purchase certain assets of Typhoon Voice Technologies for $5,000. On September 30, 2004, the Company had a cash balance of $121,832 which was not sufficient to operate the Company in fiscal year 2005. Management under took efforts to raise additional capital to enable the Company to continue to operate.

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

                                                                                             Page
                                                                                             ----
Report of Independent Registered Public Accounting Firm....................................  F-4

Financial Statements as of and for various periods ended September 30, 2004, and for the year ended December 31, 2003:
     Balance Sheet.........................................................................  F-5

     Statements of Operations..............................................................  F-6
     Statements of Stockholders' Equity (Deficit)..........................................  F-7

      Statements of Cash Flows.............................................................  F-8

     Notes to Financial Statements.........................................................  F-11

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

Name                                      Age    Position                                             Since
----                                      ---    --------                                             -----
Clifford Wildes (1)                       54     Chief Executive Officer, Treasurer and               2001
                                                 Director

Kenneth Craig (2)                         50     Chief Financial Officer, Secretary and               2002
                                                 Director

Erik Jensen (2)                           46     President, Chief Operating Officer and Director      2003

James Smith III                           38     Chief Technical Officer                              2004

Rod Braido (3)                            59     Vice-President and Director                          2001

Mark Brewer                               46     Director                                             2002

Virgil "Brother" Sandifer, Jr.            49     Director                                             2004

Benjamin J. Bond                          63     Director                                             2004

Theodore Misiewicz (2) (3)                45     Director, Secretary and Chief Financial Officer      2005

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

To the best of the Company's knowledge, during the past five years, no present or former director, executive officer or person nominated to become a director or executive officer of the Company:

         o filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing ,or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
         o was convicted in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
         o was the subject of any order, judgment or decree, not subsequently reverse, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/ her involvement in any type of business, securities, or banking activities; or
         o was found by court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

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


                                             ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                             -------------------                   ----------------------
                                                               OTHER ANNUAL    RESTRICTED          OPTIONS/*
NAME                  TITLE       YEAR    SALARY     BONUS     COMPENSATION   STOCK AWARDED         SARS (#)
----                  -----       ----    ------     -----     ------------   ------------------------------

Clifford Wildes     Chief         2004    $150,000     -             $5,941            -               -
(1) (3)             Executive     2003    $150,000     -             $9,350            -
                    Officer,      2002    $100,000     -             $8,410            -
                    Treasure
                    and
                    Director




Erik Jensen (1) (3) President,    2004    $96,000      -             $4,800       12,737 shares        -
                    Chief         2003     -           -              -                -               -
                    Operating     2002     -           -              -                -
                    Officer,
                    and
                    Director
Kenneth Craig (1)   Chief         2004    $150,000     -            $12,593            -               -
(3)                 Financial     2003    $150,000     -            $18,860            -               -
                    Officer,      2002    $100,000     -            $11,565            -               -
                    Secretary,
                    and
                    Director
James Smith III     Chief         2004    $78,000      -             $4,800       12,737 shares        -
                    Technical     2003     -           -              -                -               -
                    Officer       2002     -           -              -                -               -
Rod Braido (1)      Senior        2004    $90,000      -             $3,000            -               -
                    Vice-Preside  2003     -           -              -                -               -
                    Director      2002     -           -              -                -               -
                                           -
Virgil "Brother"    Audit         2004    $5,000       -             $1,000            -               -
Sandifer, Jr. (1)   Committee     2003     -           -             $250              -               -
(2)                 Member,       2002     -           -              -                -               -
                    Compensation
                    Committee
                    Member,
                    and
                    Director
Benjamin J. Bond    Audit         2004    $5,000       -             $1,000            -               -
(1) (2)             Committee     2003     -           -             $250              -               -
                    Member,       2002     -           -              -                -               -
                    Compensation
                    Committee
                    Member,
                    and
                    Director
Mark Brewer (1) (2) Director;     2004    $5000        -             $1000                             -
                    Audit         2003    $5000        -             $250
                    Committee;
                    Compensation
                    Committee
                                  2004    $579,000     0            $34,134       25,474 shares        -


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


                                                              Amount of                         Percent
                                                              ---------                         -------
                                                              beneficial ownership              of class
                                                              --------------------              --------
Title of class         Name and address                       As of 9/30/04 and                 As of 9/30/04 and
--------------         ----------------                       ------------------                -----------------
class(1)               of beneficial owner                    As of 6/30/05                     As of 6/30/05
-----                  -------------------                    -------------                     -------------

Common Stock           Clifford Wildes                        4,090,789 shares(2)                     10.2%
                       7436 Myrica Drive                      7,440,789 shares(2)                     12.3%
                       Sarasota, FL  34241

Common Stock           Carole L. Wildes                       4,090,789 shares(3)                     10.2%
                       7436 Myrica Drive                      7,440,789 shares(3)                     12.3%
                       Sarasota, FL  34241

Common Stock           Kenneth Craig                          2,923,210 shares(4)                      7.3%
                       612 Downs Avenue                       5,673,210 shares(4) (7)                  9.4%
                       Tampa, FL  33617

Common Stock           Rosie Craig                            2,923,210 shares(5)                      7.3%
                       612 Downs Avenue                       5,673,210 shares(5) (7)                  9.4%
                       Tampa, FL  33617

Common Stock           Erik Jensen                               773,757 shares                        1.9%
                       5105 Sunnydale Circle                   1,623,757 shares (6)                    2.7%
                       Sarasota, FL  34233

Common Stock           James Smith III                           855,599 shares                        2.1%
                       9903 Old Hyde Park Pl                     905,559 shares (7)                    1.5%
                       Bradenton, FL  34202

Common Stock           Rod Braido                                703,450 shares (6)                    1.8%
                       1 Golden Meadow Lane                      853,450 shares (6)                    1.41
                       Fallbrook, CA  92028

Common Stock           Virgil "Brother" Sandifer, Jr.            No shares                              .0%
                       2037 Hwy 82 E.                         100,000 shares related to Options        0.2%
                       Greenville, MS 38703

Common Stock           Benjamin J. Bond                          No shares                              .0%
                       1001 N. Washington Blvd., Suite 106    100,000 shares related to Options        0.2%
                       Sarasota, Florida 34236

Common Stock           Mark Brewer                               No shares                              .0%
                       12577 South 265 West                   100,000 shares related to Options        0.2%
                       Draper, UT 84020

Common Stock           Theodore Misiewicz                        No shares                              .0%
                       3688 Quiet Pond Ln.                    600,000 shares related to Options        1.0%
                       Sarasota, FL  34235




Common Stock           All Officers and Directors                9,346,805 shares                     25.2%
                       as a Group that consists of              15,587,756 shares                     28.8%
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

    Date: November 14, 2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/CLIFFORD WILDES
    ------------------------------------------------------
    Clifford Wildes, Chief Executive Officer and Treasurer
    (Principal Executive Officer)
    Director

    Date: November 14, 2005



By: /S/ THEODORE MISIEWICZ
-----------------------------------------------------------------
    Theodore Misiewicz, Secretary and Chief Financial Officer
    (Principal Financial Officer and Principal Accounting Officer)
    Director
    Date: November 14, 2005


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

================================================================================

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

                             MORGAN BEAUMONT, INC.
                             ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                                TABLE OF CONTENTS
                                -----------------

================================================================================

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm....................  F-3

Financial Statements as of and for various periods ended
   September 30, 2004, and for the year ended December 31, 2003:

     Balance Sheet.........................................................  F-4

     Statements of Operations..............................................  F-5

     Statements of Stockholders' Equity (Deficit)..........................  F-6

     Statements of Cash Flows..............................................  F-8

     Notes to Financial Statements......................................... F-10


================================================================================

[Letterhead of Kingery & Crouse, P.A.]


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Morgan Beaumont, Inc.:

     We have audited the accompanying balance sheet of Morgan Beaumont, Inc. (the "Company"), a development stage enterprise, as of September 30, 2004 and December 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the period ended September 30, 2004, the year ended December 31, 2003 and the period May 26, 2000 (date of incorporation) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and December 31, 2003, and the results of its operations and its cash flows for the period ended September 30, 2004, the year ended December 31, 2003 and the period May 26, 2000 (date of incorporation) to September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

November 26, 2004
Tampa, FL



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
                                                                    ===========

================================================================================
S
See notes to financial statements.


                                       F4

                                               MORGAN BEAUMONT, INC.
                                               ---------------------
                                          (A DEVELOPMENT STAGE ENTERPRISE)
                                          --------------------------------

                                              STATEMENTS OF OPERATIONS

===================================================================================================================

                                                     For the nine                                 For the period
                                                        months                                    July 10, 2000
                                                         ended             For the year              (date of
                                                     September 30,             ended            incorporation) to
                                                         2004            December 31, 2003      September 30, 2004
                                                  -----------------      -----------------      ------------------
REVENUES (net of returns and allowances)          $          58,602      $         355,872      $          590,219

COST OF REVENUES                                             35,833                186,245                 316,162
                                                  -----------------      -----------------      ------------------

GROSS PROFIT                                                 22,769                169,627                 274,057
                                                  -----------------      -----------------      ------------------

OTHER OPERATING EXPENSES:
Stock based compensation and consulting                      14,200                594,465               1,012,286
Other employee compensation and benefits                    624,972                248,430               1,075,115
Other professional and consulting fees                      141,116                 15,796                 183,695
Purchased in-process research and development                    --                153,190                 153,190
Impairment of long lived assets                              43,154                     --                  43,154
Occupancy and equipment                                      88,951                 63,292                 185,075
Selling and marketing                                        28,301                 27,274                  95,581
Travel and entertainment                                     24,073                  4,020                  28,093
Other                                                        64,358                 12,286                 120,278
                                                  -----------------      -----------------      ------------------
                                                          1,029,125              1,118,753               2,896,467
   Total other operating expenses
                                                  -----------------      -----------------      ------------------

LOSS FROM OPERATIONS                                     (1,006,356)              (949,126)             (2,622,410)
                                                  -----------------      -----------------      ------------------

OTHER INCOME (EXPENSE):
Loss from litigation                                        (56,000)                    --                 (56,000)
Interest income                                              36,211                     --                  36,211
Interest expense                                             (5,190)                (5,848)                (12,738)
                                                  -----------------      -----------------      ------------------
    Total other income (expense)                            (24,979)                (5,848)                (32,527)
                                                  -----------------      -----------------      ------------------

NET LOSS                                          $      (1,031,335)     $        (954,974)     $       (2,654,937)
                                                  =================      =================      ==================

NET LOSS PER SHARE - Basic and diluted            $            (.08)     $            (.13)
                                                  =================      =================

Weighted average number of shares outstanding            12,697,400              7,216,359
                                                  =================      =================

===================================================================================================================
See notes to financial statements.


                                                        F5


                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                 --------------------------------

                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

=================================================================================================================================

                                                                                                         Deficit
                                                                                          Note        Accumulated
                                      Common Stock         Additional      Common      Receivable      During the
                               -----------------------      Paid-In        Stock          from        Development
                                 Shares      Par Value      Capital      Subscribed    Stockholder       Stage          Total
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balances,
  July 10, 2000
  (date of incorporation)             --   $        --   $        --    $        --    $        --    $        --    $        --

Common stock
  subscription                        --            --            --            100             --             --            100
Net loss                              --            --            --             --             --             --             --
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances,
  December 31, 2000                   --            --            --            100             --             --            100

Issuance of common
  stock for cash:
     At $0.0069 per share         50,947            51           399           (100)            --             --            350
     At $0.0063 per share        796,047           796         4,204             --             --             --          5,000
Issuance of common stock
  for services -
     At $0.0785 per share      1,557,067         1,557       120,693             --             --             --        122,250
Net loss                              --            --            --             --             --       (216,982)      (216,982)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances,
  December 31, 2001            2,404,061         2,404       125,296             --       (216,982)       (89,282)

Issuance of common
  stock for cash:
     At $0.0785 per share         26,747            27         2,073             --             --             --          2,100
     At $0.1309 per share      1,295,327         1,295       168,205             --             --             --        169,500
     At $0.157 per share         318,419           318        49,682             --             --             --         50,000
Issuance of common stock
  for services:
     At $0.0785 per share        928,254           928        71,952             --             --             --         72,880
     At $0.13111 per share     1,509,304         1,509       196,382             --             --             --        197,891
     At $0.157 per share          67,505            68        10,532             --             --             --         10,600
Net loss                              --            --            --             --             --       (451,646)      (451,646)
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances,
  December 31, 2002            6,549,617         6,549       624,122             --             --       (668,628)       (37,957)

Issuance of common
  stock for cash:
     At $0.0785 per share        284,195           284        22,029             --             --             --         22,313
     At $0.157 per share         254,735           255        39,745             --             --             --         40,000
Issuance of common stock
  for services:
     At $0.157 per share       3,785,774         3,786       590,679             --             --             --        594,465


 (CONTINUED)


                                                               F6


                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                ((A DEVELOPMENT STAGE ENTERPRISE)
                                                ---------------------------------

                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                         Deficit
                                                                                          Note        Accumulated
                                      Common Stock         Additional      Common      Receivable      During the
                               -----------------------      Paid-In        Stock          from        Development
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
                             ===========   ===========   ===========    ===========    ===========    ===========    ===========

=================================================================================================================================
See notes to financial statements.


                                                               F7


                                                      MORGAN BEAUMONT, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)

                                                     STATEMENTS OF CASH FLOWS

=================================================================================================================================

                                                                                                                For the period
                                                                                                                July 10, 2000
                                                                                                                  (date of
                                                                   For the nine           For the year          incorporation)
                                                                   months ended              ended                     to
                                                                     September            December 31,           September 30,
                                                                      30, 2004                2003                    2004
                                                                 -----------------      -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $      (1,031,335)     $        (954,974)     $      (2,654,937)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                           28,688                 24,375                 62,050
    Amortization of intangible assets                                        6,635                     --                  6,635
    Stock based compensation and consulting                                 14,200                594,465              1,012,286
    Purchased in-process research and development                               --                153,190                153,190
    Impairment of long-lived assets                                         43,154                     --                 43,154
 Changes in assets and liabilities, net:
     Decrease (increase)  in receivables                                    (5,865)                19,956                 (5,865)
     Decrease (increase) in inventories                                         --                 19,632                     --
     Decrease (increase) in prepaid expenses and other
       current assets                                                       27,432                  2,500                 (5,868)
     Decrease (increase) in other assets                                   (30,525)                    --                (30,525)
     Increase (decrease) in accounts payable and
       accrued  liabilities                                                137,637                 42,997                363,847
                                                                 -----------------      -----------------      -----------------
NET CASH USED IN OPERATING ACTIVITIES                                     (809,979)               (97,859)            (1,056,033)
                                                                 -----------------      -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      (45,551)               (12,141)              (148,249)
  Purchase of assets from Typhoon Voice Technologies, Inc.                      --                 (5,000)                (5,000)
                                                                 -----------------      -----------------      -----------------
 CASH USED IN INVESTING ACTIVITIES                                         (45,551)               (17,141)              (153,249)
                                                                 -----------------      -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings under notes payable                                   --                 53,912                 97,912
 Repayments of notes payable                                               (36,500)                (1,200)               (47,912)
  Proceeds from the issuance of common stock                                20,700                 62,313                310,063
  Collections on note receivable from stockholder                          971,051                     --                971,051
                                                                 -----------------      -----------------      -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  955,251                115,025              1,331,114
                                                                 -----------------      -----------------      -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   99,721                     25                121,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              22,111                 22,086                     --
                                                                 -----------------      -----------------      -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $         121,832      $          22,111      $         121,832
                                                                 =================      =================      =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Interest paid                                                    $           3,031      $             200      $           3,231
                                                                 =================      =================      =================
Income taxes paid                                                $              --      $              --      $              --
                                                                 =================      =================      =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

 Acquisition of assets by issuance of stock -
    see Note E                                                   $              --      $          70,000      $          70,000
                                                                 =================      =================      =================

Issuance of common stock for net assets of Pan
  American Energy Corporation in a
  recapitalization  - see Note A                                 $      2,969,000       $              --      $       2,969,000
                                                                 ================       =================      =================

=================================================================================================================================

See notes to financial statements.


                                                               F8

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


                                       F9

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

Use of Estimates
-----------------

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


                                      F10

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


                                      F11

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

Current deferred income tax asset:
    Accounts payable and accrued liabilities                          $ 175,700
    Less valuation allowance                                           (175,700)
                                                                      ---------

Net current deferred income tax asset                                 $      --
                                                                      =========

Non-current deferred income tax asset:
    Net operating loss carry forward                                  $ 414,300
    Less valuation allowance                                           (414,300)
                                                                      ---------

Non-current deferred income tax asset                                 $      --
                                                                      =========

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2004:
Computer software                                                       $ 22,086
Computer hardware                                                         64,741
Furniture, equipment and leasehold improvements                           36,339
                                                                        --------
                                                                         123,166
Less accumulated depreciation and amortization                            20,607
                                                                        --------

Total                                                                   $102,559
                                                                        ========

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

          Years ending
          September 30,                                 Amounts
         ---------------                         ------------------
              2005                               $           37,500
              2006                                           29,050
              2007                                            4,900
                                                 ------------------

              Total                              $           71,450
                                                 ==================


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

         Vesting Dates                                                 Amounts
         --------------                                              -----------
         On October 1, 2004                                              380,000
         On December 31, 2004                                            380,000
         On March 31, 2005                                               380,000
         On June 30, 2005                                                380,000
         On September 30, 2005                                           380,000
                                                                     -----------
         Total                                                         1,900,000
                                                                     ===========

The Company will account for stock based compensation related to these options in accordance with the accounting guidance given in EITF 96-18 Issue 3. Because this accounting treatment calls for a revaluation of the fair value of these options on each measurement date, it is not possible to predict the stock based compensation that the Company will expense over the life of the contracts. The Company will use the Black-Scholes Option pricing model to estimate the fair value of the options at each reporting date while the contracts are in effect.

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

The Company is also obligated under various other cancelable employment agreements, including two that require it to pay different amounts of severance if the Company terminates the respective employees without cause. Future required payments for base compensation under all of the employment agreements discussed herein are approximately as follows:

         Years ending
         September 30,                                         Amounts
         -------------                                     ---------------
            2005                                           $       553,000
            2006                                                   530,000
            2007                                                   420,000
                                                           ---------------
            Total                                          $     1,503,000
                                                           ===============

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

Other Option Issuances
----------------------

In addition to the options mentioned in Note H above, the Company has granted options to purchase 1,825,000 shares of its common stock to various employees at a price of $0.20 per share. Assuming a change in control does not occur (at which time all options would vest immediately) the options vest as follows:

          Vesting Dates                                                Amounts
          --------------                                         --------------
          On October 1, 2004                                            610,000
          On September 30, 2005                                         607,500
          On September 30, 2006                                         607,500
                                                                 --------------
          Total                                                       1,825,000
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

The Company also granted options to purchase 700,000 shares of its common stock for $0.20 per share to the members of its Board of Directors as consideration for their service during the upcoming fiscal year (i.e. the year ended September 30, 2005). The options, which vested on the date of grant, had a fair value of approximately $0.07 on such date (fair value was determined using a Black-Scholes Option pricing model with the following assumptions: risk-free interest rate of 2.21%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .929; and a weighted-average expected life of the option of one year); accordingly the Company estimates that it will recognize approximately $49,000 of stock based compensation expense during the fiscal year ended September 30, 2005 as a result of the issuance of these options.

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

NOTE K - GROSS AND NET REVENUE AMOUNTS

                                                                For the period
                          For the year       For the nine      July 10, 2000
                             ended           months ended         (date of
                          December 31,       September 30,    incorporation) to
 Description                 2003                2004         September 30, 2004
--------------------   ----------------    ----------------   -----------------

Gross revenues         $        357,785    $         59,128   $         601,798

Returns & allowances             (1,913)               (526)            (11,579)
                       ----------------    ----------------   -----------------

NET REVENUES           $        355,872    $         58,602   $         590,219
                       ================    ================   =================

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

                                                                                                        Deficit
                                                                                          Note        Accumulated
                                      Common Stock         Additional      Common      Receivable      During the
                               -----------------------      Paid-In        Stock          from        Development
                                 Shares      Par Value      Capital      Subscribed    Stockholder       Stage          Total
                             -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balances,
  August 31, 2003             12,065,000    $    12,065    $   517,935    $    20,000   $        --    $  (625,797)   $   (75,797)

Issuance of common
  stock for services at
  approximately $0.05254
  per share by
  Pan American Energy         48,260,000         48,260      2,487,552             --            --             --      2,535,812
Canceling of share
  subscriptions for Pan
  American Energy                                                             (20,000)                                    (20,000)
Cancellation of shares
  by Scott and
  Kornia Houghton            (20,000,000)       (20,000)        20,000             --            --             --
Contribution of Note
  Receivable by Pan
  American Shareholders                                      3,000,000                   (3,000,000)            --

Reverse stock split
  before the
  recapitalization
  with Morgan Beaumont       (13,325,000)       (13,325)        13,325             --            --             --
Issuance of common stock
  after the
  reverse stock split by
  Pan American Energy             25,000             25          1,225                                          --          1,250
Net loss  of Pan American
  Energy through
  August 24, 2004                                                                                       (2,472,265)    (2,472,265)
Effect of recapitalization            --             --     (3,098,062)            --                    3,098,062             --
                             -----------    -----------    -----------    -----------   -----------    -----------    -----------
Balances, August 31, 2004     27,025,000    $    27,025    $ 2,941,975    $        --   $(3,000,000)   $        --    $   (31,000)
                             ===========    ===========    ===========    ===========   ===========    ===========    ===========

=================================================================================================================================

End of financial statements


                                                               F-19