Form 10KSB
period 2005-09-30
MORGAN BEAUMONT INC
filed 2005-12-23
CIK 1120792

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005
                                            ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for our fiscal year ending September 30, 2005 were $1,120,273.

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 16, 2005, was $24,754,223.

The number of shares of the issuer's Common Stock outstanding as of September 30, 2005 is 60,376,153.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                TABLE OF CONTENTS
ITEM                                                                                                       PAGE

PART I
1.        DESCRIPTION OF BUSINESS                                                                            2
2.        DESCRIPTION OF PROPERTY                                                                           32
3.        LEGAL PROCEEDINGS                                                                                 33
4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               34
PART II
5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                          34
6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                         36
7.        FINANCIAL STATEMENTS                                                                              41
8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE              41
8A.       CONTROLS AND PROCEDURES                                                                           41
8B.       OTHER INFORMATION                                                                                 43
PART III
9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT                    43
10.       EXECUTIVE COMPENSATION                                                                            52
11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                    54
12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                    56
13.       EXHIBITS                                                                                          56
14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                            56
          SIGNATURES                                                                                        58
          INDEX OF FINANCIAL STATEMENTS AND SCHHEDULES                                                      59
          INDEX OF EXHIBITS                                                                                 __


                                                       2


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include its expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission ("SEC"), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K, and the exhibits filed with or referred to in those reports.

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

COMPREHENSIVE SUMMARY AND UPDATE
--------------------------------

We sell debit cards, prepaid phone cards and long distance services. We initially sold our products only to distributors which placed cards with retailers. We have recently begun selling directly to retailers as well. We also provide software and services for the processing of debit card transactions. We are gradually expanding our marketing and sales of cards directly to retailers. We market debit cards predominantly under the Morgan Beaumont name and a limited number under the Pronto Banco name, and we privately label debit cards for others. We developed the software necessary for money to be loaded onto debit cards at numerous banks, stores and other locations, which utilizes otherwise incompatible operating systems. We refer to these retail locations where money can be loaded onto our cards or where its cards are sold as "points of presence" or "POPs." The relationship with some of the POPs was established through distributors or created at facilities owned by the distributors. Most POPs however are a direct relationship between us and banks and other financial transaction companies like Western Union or Money Gram. Some but not all of the POPs sell our cards, but all can load money onto our cards. Our software allows banks, financial services companies, retailers and other POPs to communicate debit card transactions. We give our software away for free, but charge the card user a use fee each time a transaction is processed. We have only recently introduced prepaid phone cards and the sale of long distance telephone services. Our revenues are presently almost entirely from the wholesale sales of our debit cards to distributors and the wholesale of long distance telephone services. We are establishing a network of direct and indirect relationships with our POPs. We continue to grow our number of POPs; however, we believe that if our systems are widely adopted by others within its industry, usage revenues from the use of our integrated software applications may eventually surpass revenues from debit and prepaid card sales.

Our debit cards are presently sold to distributors that primarily target the sub-prime credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are immigrants, recently divorced, young or have no credit history or very low income. We also began marketing payroll cards directly to certain large employers. We have an interactive voice response activation system for automated activation of cards and customer relationship management technology. We also developed our networking software that supports a network to allow cash to be loaded on to cards, which we have branded the "SIRE" Network. We were incorporated in July 11, 2000, and we spent the period from our incorporation until January 2005 developing our systems, establishing load location relationships and attempting to execute our business plan. We began selling debit cards in September 2002, and then discontinued our card sales in the fall of 2003. We resumed card sales again in January 2005.

We generate revenue from the sale of two primary debit cards, the "Morgan Beaumont Debit Palm Card" and the "Morgan Beaumont Stored Value Visa." Card distributors or, in some cases, retailers, acquire the cards from us, and agree to pay us a monthly maintenance fee associated with keeping cards active and a transaction fee each time the card is used. We can also generate fee based revenue through our SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases.

As of September 30, 2005, we had approximately 81,000 POPs under contract in 48 states, of which 11,000 were operational and the balance were expected to be operational within the next 90 days. We have sold 104,635 debit cards since January 1, 2005, of which approximately 400 have been activated and the vast majority of which have yet to be activated and are being held by our distributors until they roll out their individual marketing campaigns.

Our prepaid phone cards are presently sold to retailers and to prepaid phone card distributors on a wholesale basis. These resellers are attracted to our phone cards due to their branded packaging, profitability and ease of use. Through direct telemarketing efforts to retailers, we recently began to sell our own prepaid phone cards directly to retailers in transactions for which we anticipate much better margins. By concentrating on these two segments of the marketplace, we maximize our profitability, generate repeated sales and continually increase our revenues. Additionally, we sell a small portion of our cards directly to consumers via our Internet presence and website. We are the exclusive provider to Latin.com Enterprises Inc., a company dedicated to the sale of phone cards and Internet services at airports.

Our recent acquisition and implementation of a number of select telephone switches, computer, server, software assets, routes and other rights from MTel Communications has given us the ability to offer prepaid phone cards and sell telephone traffic or usage time on a wholesale basis to others who sell their own prepaid phone cards or long distance telephone services. We purchased and deployed the assets in the quarter ended June 30, 2005. We paid a total of $250,000 and issued a total of 913,636 shares of our restricted common stock for the communication assets. We are preparing to offer debit cards that can also be used as phone cards that utilize our telephone switches and long distance routes. We generated approximately $369,000 in revenue from our telephone services in the quarter and year ended September 30, 2005 against approximately $505,000 in costs. We believe we need to continue to generate prepaid phone card sales as well as wholesale route and switch long distance services cards to retailers is more profitable but wholesale of long distance services increases volume of our sales. The more volume of minutes we carry over our switch and routes, the better rates we receive from carriers. For the quarter and year ended September 30, 2005, our revenues from phone cards was approximately $101,000 and our revenue from wholesale usage was approximately $268,000. We intend to continue to grow our telephone services and presently anticipate that our telephone services revenue will over 90% of our total revenues for the next fiscal quarter.

HISTORICAL OVERVIEW

Since our incorporation in 2000 until late in 2004, we had primarily been in the formational process. We have been developing systems, learning the complexities of the debit card market, and developing our relationships with banks, distributors, processors and points of presence. Since inception, we have suffered from lack of operating capital which has slowed our development. Our first significant operating capital came as part of the merger with Pan American Energy Corporation. The status as a publicly trading company allowed us to more easily locate additional funding for our operations. We have had limited card services and sales of approximately $355,900 in 2003, but never had a substantial number of POPs and card sales until various contracts became effective starting in January 2005.

MATERIAL RELATIONSHIPS

Our material contracts and relationships fall into the five main categories of:

o BANKS, we issue cards or card programs that we sell to distributors or others.

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

The technical sophistication and procedural experience of our material relationships varies greatly. We have, and continue to have, delays in the roll out of our card programs partially because of the failure of our business associates to promptly implement sales programs and technology. While we have a commitment for nearly 100,000 POPs, less than 15% are fully functional. Delays in implementation have resulted from the lack of technical sophistication of the owners of the POPs to dedicate adequate internal resources to the programs and outdated equipment utilized by certain POPs. Likewise, certain banks have failed to obtain a MasterCard or Visa approval of card programs to which they have committed because they lacked the sophistication or dedication of resources to complete the necessary documentation. We continue to seek more qualified and dedicated relationships and to work with our existing relationships to assist where possible.

We attempt to identify a demand for a particular type of card program based upon our understanding of the marketplace or direct requests from customers. When we develop or structure a card or card program, we attempt to match that program with a bank which is best suited for the particular card terms and users. Once a bank approves a program, it will refer us to the processors with which it does business. There are no regional or national restrictions on the issuing banks or processors. Some banks however cannot support large numbers of retail transactions but would prefer payroll or other programs. Likewise, certain processors desire to handle large numbers of retail transactions while others might be better suited for payroll. Some banks are not big enough to handle large card programs, while larger banks may not offer as favorable of pricing as the smaller banks.

We currently have three to five key relationships in each of the five main categories, which break down as follows.

------------------------- ---------------------- ----------------------- ---------------------- ----------------
Banks                     Processors             Distributors            POPs                   Credit Cards
------------------------- ---------------------- ----------------------- ---------------------- ----------------
1.   First Gulf Bank      1.  WildCard           1.  Prime Source        1.   Western           1.    MasterCard
2.   Bank First           2.  Symmetrex          2.  Bostrom                  Union             2.    Visa
3.   MetaBank             3.  National               International       2.   Transaction
4.   First Federal            Card Services          Group                    Management
     Bank                                        3.  Network             3.  IPP
                                                     Management, Inc.    4.  Bank of
                                                 4.  Virtual America
                                                     Lending Services    5.  Money Gram
                                                 5.  iPrePay             6.  iPrePay

------------------------- ---------------------- ----------------------- ---------------------- ----------------


We continue to add banks, processors and distributors and we are negotiating with Discover card to offer programs through them and negotiations with Visa to increase its level of approval from an independent service organization to a third party processor. Certain relationships may fall into more than one category, such as iPrePay which has its own terminal in certain retailers. The level of importance of a particular relationship also changes periodically as some contracts and relationships become more or less important in that period.

RECENT HISTORY OF LOSSES, ACCUMULATED DEFICIT AND ANTICIPATION OF FUTURE LOSSES

We have incurred significant losses since our inception, and expect to have ongoing requirements for additional capital investment to implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. We suffered recurring losses from operations including a net loss of

$5,761,810 for the year ended September 30, 2005 and $1,031,335 for the nine months ended September 30, 2004. Operating expenses for the year ended September 30, 2005, including non cash items of $1,245,771, were $5,736,503. Operating expenses for the nine months ended September 30, 2004 including non cash items of $49,523 were $1,029,125. As of September 30, 2005, we had an accumulated deficit of $8,196,397 which includes non cash items from inception of $2,479,932. We had not achieved profitability in any quarterly or annual period since inception and we expect to continue to incur net losses for the foreseeable future. Although revenues have grown in certain recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will obtain sufficient revenues to achieve profitability. Even if we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.

DESCRIPTION OF PRODUCTS AND SERVICES
------------------------------------

DEBIT CARD PRODUCTS
-------------------

THE MORGAN BEAUMONT PALM CARD (THE "PALM" CARD) IS AN ATM AND DEBIT CARD. Our Morgan Beaumont Palm Card is an ATM/Debit card that allows the user/consumer to withdraw cash at over 750,000 ATM's or make purchases at more than 5,500,000 merchants worldwide. Our Palm Card can be used at any location on the Interlink, Plus, Pulse & Star ATM networks and at restaurants, gas stations, car rentals and other locations utilizing credit card services or with ATM functions. Certain characteristics of the card are:

o the card is PIN activated and balances/transactions can be checked at any ATM on the Cirrus and Maestro network, as well as via the Internet or by a toll free phone call;
o the card is anonymous; they do not require a name to be embossed on the card;
o        the card is available in a one or two card set;
o the card can be used for money transfers or to withdraw cash via ATM network, a debit card at retail locations worldwide or as a payroll card;
o the card can be loaded with money from anywhere in the world via the Internet or by Cashier's Check or Money Orders via mail; and
o        the transaction accounts are registered and FDIC insured.

Many in the sub prime market have a need to transfer money from the United States to their homes and families in Mexico, Asia and South America. Funds may be transferred from one card to another by telephone. A funds transfer on our Palm Card may be executed from one card to another for as little as $2.00. We have targeted several key markets for distribution of our cards, such as convenience stores, check cashing stores and payroll services. We began sales to distributors targeting these markets in 2005. We hope to establish sales directly to retailers in the future.

We also intend to market our Palm and Prestige Payroll Cards to employers and payroll services, both domestically and internationally, as a low cost means of paying employees instead of a check. Since the fiscal year end, we have been negotiating with certain large employers for the sale of payroll cards and have entered into two contracts before September 30, 2005 and will expand our marketing efforts related to the card in fiscal 2006.

OUR MORGAN BEAUMONT STORED VALUE CARD (THE "STORED VALUE" CARD) IS A TRUE PREPAID DEBIT CARD. Our Morgan Beaumont Stored Value MasterCard and Visa is a prepaid debit card that can be used anywhere MasterCard or Visa is displayed worldwide. The cardholder determines the spending limits by the amount loaded on the card. Certain characteristics of the card are:

o the card includes either a VISA or MasterCard hologram on the front of the card and can be used worldwide anywhere Master Card and Visa are accepted;
o the card is PIN activated and balances can be checked at any ATM, by a toll free phone call or via the Internet;
o        the card is not anonymous. The holders name is embossed on the card;
o the card is primarily a prepaid debit card, but can be used as an ATM card, charge card or debit card (i.e. either pin based or signature based);
o        the card can be used as a payroll card; and
o the card is widely recognized as an instrument of payment for goods and services.

OUR MORGAN BEAUMONT PRESTIGE PAYROLL PROGRAM (THE "PRESTIGE PAYROLL" PROGRAM) GIVES EMPLOYER COMPANIES THE ABILITY TO LOAD AN EMPLOYEE'S PAYCHECK ONTO A STORED VALUE VISA DEBIT CARD. THE EMPLOYEE IS THEN ABLE TO ACCESS THEIR PAYCHECK VIA ANY ATM, PAY BILLS BY PHONE, MAKE POS PURCHASES AND PURCHASE GOODS AND SERVICES OVER THE INTERNET. Certain characteristics of the card are:

o the card includes a choice of ATM Debit and ATM with the VISA hologram on the front of the card and can be used worldwide anywhere Visa is accepted;
o        the card is not anonymous. The holders name is embossed on the card;
o the card has easy direct deposit, including online reports of transactions;
o the card is primarily a prepaid debit card, but can be used as an ATM card or debit card (i.e. either pin based or signature based); and
o the card is widely recognized as an instrument of payment for goods and services.

PREPAID PHONE CARD PRODUCTS
---------------------------

THE MORGAN BEAUMONT PREPAID PHONE CARD IS A PREPAID PHONE CARD AND LONG DISTANCE CARD which incorporates a toll-free access number and a PIN (Personal Identification Number) printed on an array of branded phone cards. Purchasers of these prepaid phone cards are able to place international calls from 35 countries and domestic long distance calls from any touch-tone phone in the Continental United States at favorable rates. We believe that the branded cards, in conjunction with our business model and successful sales programs internationally, will allow us to more effectively penetrate the marketplace for both phone, stored value cards and create a growing base of loyal, repeat customers.

We are moving to link prepaid calling cards with mobile phone handsets, thereby leveraging our distribution to take advantage of the growing demand for prepaid cellular services. The use of mobile phones has quickly expanded in the past three years, and is predicted by many experts to continue growing exponentially. As a result, there is an opportunity to enter the prepaid-cellular market through branded handset/calling card combinations. These intelligent handsets are coded to be used with MBI Services Group calling cards exclusively, and will provide us with a recurring revenue stream as customers with handsets "recharge" their account by purchasing new MBI Services Group calling cards or recharging existing cards.

SERVICES
--------

MORGAN BEAUMONT, INTERACTIVE VOICE RESPONSE ("IVR") FARM AND SOFTWARE SOLUTIONS. We acquired Typhoon Technologies, Inc. ("Typhoon") in December 2003 and merged it into Morgan Beaumont, Inc. Typhoon had proprietary technology that was at one time considered by the Company to be an integral part of our development and operation of an IVR "farm" for the service of its customers, as well as competitive companies.

The IVR Activation System is the most common method of providing first level customer service for products which the consumer calls to receive information regarding card balance, recent activity and other commonly asked questions. We did not receive any direct revenue from this feature in the year ended September 30, 2005 and we do not anticipate any direct revenue from this feature in the future. We consider this technology to be useful, but no longer consider it to be a critical or material component of our business.

VALUE LOAD ("SIRE") NETWORK. We have labeled the platform for cash loading and payment locations as the SIRE Network. The SIRE Network provides a brand name, look and feel for our technology platform and network of retail load locations. The SIRE network is open technology that allows multiple card issuers, once certified, to load cards onto a national platform and ultimately as a national payment platform for goods and services. This platform connects us to the POPs, the bank and the processor. As the use of our cards or the SIRE network by others increases, we anticipate revenue from this source could exceed card sales.

POINTS OF PRESENCE
------------------

As part of the branding initiative, our network of POP locations was targeted to reach at least 100,000 locations by December 31, 2005. In the year ended September 30, 2005, we had in excess of 81,000 POPs under contract. Included in the 81,000 POPs under contract are load locations whereby our customers would be able to load funds onto their Stored Value cards in the United States. Of those locations, approximately 10,000 were operational at September 30, 2005.

An agreement was signed with Western Union whereby we would be able to load cash onto our Stored Value cards at Western Union locations in the United States. It was anticipated that Western Union and us would be able to deploy within 6-8 weeks from the signing of the agreement, however, Western Union has been delayed implementing us into their system and as a result, we have not been able to utilize the approximately 45,000 Western Union locations to load cash onto our cards. We anticipate that Western Union will be able to complete its implementation in January of 2006.

Subsequent to September 30, 2005, we entered into an agreement with MoneyGram increasing the POPs under contract by approximately 22,000. These additional POPs became active on or about November 30, 2005.

The table below provides the number of POPs as of September 30, 2005 under contract, that are operational as of September 30, 2005 and which are in beta testing, in a roll out phase or in engineering development.

POPS UNDER CONTRACT AS OF SEPTEMBER 30, 2005 (APPROXIMATE)
----------------------------------------------------------

In Person Payment                                            3,000
Transaction Management                                       1,400
NMI                                                          6,000
iPrePay                                                     20,000
Western Union                                               45,000
Bank Of America                                              5,880
                                                            ------

        Total                                               81,280

POPS THAT WERE OPERATIONAL AS OF SEPTEMBER 30, 2005
---------------------------------------------------

In Person Payment                                            3,000
Transaction Management                                       1,470
Bank Of America                                              5,880
                                                            ------

Total                                                       10,350

POPS UNDER CONTRACT, BUT NOT OPERATIONAL, POPS WHICH ARE IN BETA TESTING, IN A
------------------------------------------------------------------------------
ROLL OUT PHASE, OR IN ENGINEERING DEVELOPMENT
---------------------------------------------

iPrePay                       20,000       iPrePay is experiencing delays in
                                           implementing due to lack of market
                                           acceptance by its customers of the
                                           new more expensive terminal
                                           necessary to load our cards

Western Union                 45,000       Working the technical interface
                                           anticipated to be done by January
                                           of 2006

NMI                            6,000       The customer is in the process of
                              ------       buying a software

TOTAL                         70,000       download program to push
                                           information to all of their
                                           locations

MECHANICS OF PRODUCTS AND SERVICES

The Morgan Beaumont Debit Palm and Stored Value Card are printed at a facility that has been authorized by the card association under which the card is issued such as MasterCard or Visa. The printing of the cards can only take place once the card program has received approval from:

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

There are fees the consumer pays for use of these card products. The fees for the payroll card may be lower for certain types of activities than for an ordinary debit card. In all cases, the issuing processors are responsible for debiting the cardholder account for the correct fees. These fees are to be distributed to us and other entities to pay for the services rendered for those fees.

All record keeping for this activity is kept at the issuing processor's data center and is sent to our data center for monthly reconciliation.

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

If the above POS device login is authorized, the data center performs the following to verify the card is valid: (i) card active y/n, (ii) load velocity check within program parameters y/n and (iii) load amount within min/max parameters for program y/n.

4. APPROVAL. If the POS device receives an "accept" message, the merchant accepts the cash from the consumer and is presented with another menu choice. If the device receives a "decline" message, the merchant is given some kind of detail on why the transaction was declined.

If the error message was pos device or merchant specific, the message indicates the consumer should attempt to locate another load location or return later. If the error message is due to a velocity issue on the card account, or other processor related issue, the message indicates the consumer should call the processor customer service group. If the error message was of a technical nature, the message indicates the merchant should attempt the load again, or should contact the technical support group at the number they have been instructed to use.

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

VALUE LOAD SETTLEMENT/ RECONCILATION
------------------------------------

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

FINANCIAL TERMS OF PRODUCTS AND SERVICES

FEE ALLOCATION. Banks and processors charge the consumer fees for certain transactions, which we pass through to the consumer. In some cases, this is a direct pass through with no added margin. In other cases, the standard fees charged to the consumer allow a small margin to be added prior to passing along to the consumer. The risks associated with these certain transactions are dependent of the type of program between the bank, the processors and us. Some programs expose us to risk, but controls are placed on by each to manage and minimize the risk to each party. The table below provides the average fees paid by the consumer. Each bank and processor will set their own fee structure.

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

The above table is representative of a typical fee arrangement of ours. There is no standard arrangement; the fees vary from program and arrangements we have with our processors.

ALLOCATION OF RISKS. We believe that the majority of risks associated with our services are primarily borne by the banks and the processors. For some of our programs and arrangements, the risks are limited to the associated bank. For other programs and arrangements, we may be exposed to the risks associated with the card products as more fully described below. In each program and arrangement, controls are placed at each level of the transaction to minimize the risk to each individual party. Each program and arrangement has a different method of managing risk to each individual party.

FRAUD. We have experienced virtually no fraud to date, however this condition is likely to change as our products are more widely used. We intend to continue to take steps to minimize our risk of losses due to fraud. On debit cards, it is a cash-on-cash transaction. The debit card requires possession of the card and the actual personal identification number. Unless the bank processor makes a mistake, there is very little known risk with the debit cards at the time. In the event of a processor error, risk is on the processor. On a hologram card, the risk of fraud is primarily on us; such risk generally arises from the possibility of people purchasing the card products with intent to defraud.

If a bank fails to pay or do proper paperwork with the processor, MasterCard or Visa can shut down the bank and all cards issued by it, even if the cards have credit balances loaded onto them.

MATERIAL RELATIONSHIPS

The process of getting our products into the hands of consumers involves contractual relationships at several levels: (1) the bank that issues and owns the card, (2) the processor responsible for accepting transaction information and keeping the card account up to date and (3) our distribution partners or customers are responsible for the distribution of the cards to retail locations. Our current and intended operations involve us working with some of the following business partners to sell cards and services. Each of these relationships plays a different role.

         A) CARD ASSOCIATIONS: MASTERCARD/ VISA. All of the cards we produce which have a hologram logo on the front will require approval from the card association holding the trade mark for the hologram logo. We obtain access to the network of financial institutions and linked ATM's and point of sale systems through an arrangement among banks and MasterCard and Visa, as third party providers. The MasterCard and Visa relationship provides us with a package of other networks such as Star(TM) and Plus(TM) and Cirrus(TM) and similar networks. Our third party provider licenses with both MasterCard and Visa provide access to these networks without us having to negotiate access to each of the individual networks separately. We are currently negotiating an agreement with Discover that will allow us to produce a Discover gift card. We pay an annual fee to the card association to maintain the program approvals.

         B) BANKS. The Bank is the entity with the direct relationship to the card association (MasterCard or Visa), and is responsible for sponsoring us as a TPP (Third Party Processor), or ISO (Independent Sales Organization). Without a TPP or ISO relationship with the card association, we would not be able to produce the card products for sale to consumers. Once an approval from a card association is obtained, we work with an issuing Bank to put out a card product or program. The terms of these contracts will articulate our responsibility to supply adequate customer service to answer consumer questions and will define the card account parameters, i.e. the maximum amount the consumer can have on the card, and daily usage parameters for ATM withdrawals, etc. The bank has a schedule of fees for services provided to the card holder. We are charged these fees, and pass them on to the consumer each time a transaction that incurs a fee takes place. The bank charges the issuing processor a fee for certain transactions the consumer conducts, which is collected at the time of the transaction by the processor and distributed to the bank. The bank also charges us a monthly fee to keep the card account active. This fee is collected by the issuing processor who distributes those funds to the bank and to us. We currently have relationships with 5 banks, First Gulf Bank, Bank First, MetaBank, First Federal Bank and Merrick Bank, but sold cards issued by First Federal Bank and Gulf only during the year ended September 30, 2005.

                  We have an agreement with Meta Financial Services located in South Dakota as an issuer of MasterCard Stored Value card product for us. We are in the process of obtaining a MSP and TPP license approval with MasterCard via META. We anticipate we will commence sales of our Stored Value product issued by MasterCard and META in our Q1 2006.

                  We have a signed an agreement with Gulf Bank located in Pensacola Florida as an issuer of VISA Stored Value card product for us and have started shipping payroll Stored Value cards issued by the bank. We are an ISO for Gulf Bank.

                  We have a signed agreement with Merrick Bank as an issuer of Stored Value MasterCards. We have expended considerable time, effort and money working with Merrick and its processor Galileo in the development and approval process for various Stored Value MasterCard products. We have approved programs for Stored Value MasterCard programs with Merrick and are a MSP and TPP with MasterCard with the bank. Merrick was considered essential by us for issuing of a new Stored Value MasterCard cards for a program called SIRE Elite which was approved by the bank and Master Card and anticipated to have launched in our Q4. We were notified by Merrick in Q4 that it was unable to deliver product that quarter and unsure as to when it would be able to deliver product. We believe these delays adversely impacted our revenue for Q4 and Q1 in the sale, activation and generation of fees for Stored Value cards.

                  We received notification that we were approved to do business with Bank First in November 2005 and that Bank First would be sponsoring a new Stored Value card payroll program with us called Ultra. We anticipate shipping this card in our second quarter of fiscal 2006.

         C) PROCESSORS. Banks require an approved processor have a relationship with the TPP or ISO so that all of the consumer transactions are tracked and debits/credits to the consumer card accounts are properly adjusted. The terms of these contracts articulate how we work with the processor to address fraudulent use of the cards, how any potential shortfall is addressed for a legitimate consumer load and the availability of customer service information. The processor has necessary regulatory and banking approvals to conduct transactions from point of sale terminals and banks to apply credits and debits to the consumer cards. We have direct relationships with the processor to facilitate the consumer reconciliation of purchase and value loads to their card. WildCard Systems and National Card Services are examples of our current relationships. We pay a fee to the processor for the initial set up of the card program and the processor charges a fee to the consumer for certain transactions performed by the consumer. These fees are collected by the processor and distributed to the appropriate party.

                  Fraud risk is minimized in lower floor limits (the ability of a store to process a transaction without a `real time' verification of the card balance), and the fact that these cards are intended to be used in the US. With the checks and velocity use parameters in place, we have not experienced significant fraudulent use of cards to date. The processor has a schedule of fees for services provided to the card holder. We are charged these fees, and pass them on to the consumer each time a transaction that incurs a fee takes place.

         D) DISTRIBUTION PARTNERS. The relationship to the entities responsible for selling the card products to the retail store is a standard wholesale sales model. We sell the cards to the distributor at a wholesale price; the distributor then adds their margin and sells the card to the retail store. The retail store typically adds a margin and sells the card to the consumer. Each entity in this chain is free to establish their own margins; we simply offer suggestions regarding market trends. To place our card products into the retail establishments that will sell them to the consumer, we work with a variety of distribution partners that are currently selling a similar or related product or service to the stores. Our current strategy is to use pre-paid phone card distributors and agents that wish to add additional products to their line. The financial arrangement between us and the distributor is a fairly typical wholesale situation. The distributor purchases the cards from us at a wholesale price and then sells the card products to the store with a margin added. There are some fees collected from the consumer, (the monthly maintenance is the most common) for which we will pay the distributor a commission. This is to encourage the distributor to continue providing service to the store so the consumer is satisfied with the features of the card product.

         E) POPs. We currently have material relationships with certain firms and companies such as iPrePay, Inc, In Person Payment, Transaction Management, who offer our products to consumers and utilize our network system, as well profit from the sale and use of our products through their businesses. These key relationships expand the number of POPs which in turn is anticipated to increase revenue by increasing the coverage for use without having to increase costs for the production of products.

         F) AFFILIATIONS INVOLVED OR PARTICIPATING IN THE SIRE NETWORK. We currently have an agreement in place with In Person Payment ("IPP") that allows IPP to load cards that can be loaded on the SIRE network. We also have an agreement with iPrePay which is in the process of implementing the ability to load cards that can be loaded on the SIRE network through many of our 160,000 locations. We are also currently negotiating with several other money transmitters to allow them to load SIRE network loadable cards.

         G) OUTSOURCE/DESIGN/ PACKAGING SERVICES. We design the majority of our products internally with the help of outside vendors experienced in the industry. These vendors also provide production and packaging services for us. By using both internal and external sources for this activity, we use this redundancy to reduce dependence on individual sources for our product's design and manufacture.

LICENSING REQUIREMENTS. We have obtained a National Association of Securities Dealer ("NASD") Federal Money Services Business License ("MSB"), which some states require. Additionally, due to the nature of the business we conduct, many states require us to obtain some type of money services business license to sell or service the card products in that particular state. There is currently no clearly defined policy at a Federal or State level defining which segment of the business would require that type of licensing and which states will participate in requiring the license. We have engaged Jones Day, a law firm familiar with the current and emerging regulatory climate, to provide guidance in obtaining all necessary licenses. Due to the changing regulatory situation, it is possible that a state we are doing business in that does not currently require a license, may change its opinion, laws, rules, regulations or interpretation thereof and later require that we obtain a license. We have no ability to predict if that will happen, or what the period of time to obtain a license may be if it should occur. However, we have taken a proactive approach to this by regularly contacting the State agency in charge of those matters, and requesting updates on their policies. We anticipate this will provide adequate time to obtain any license that may be required.

Jones Day is evaluating and advising us on various state licensing compliance requirements that may exist for our Stored Value and Prepaid telecommunications products. Although this is an expensive and timely process, we feel that the compliance process is essential in the long term success of our business. To date, we have not obtained any state licenses.

ACQUISITIONS
------------

During the year ended September 30, 2005, we had no acquisitions of any operating entities. We did however purchase certain assets necessary to help establish and operate our telecom subsidiary, MBI Services Group, LLC.

HISTORY OF OUR BUSINESS OPERATIONS
----------------------------------

Pan American Energy Corp. ("Pan American" or "PAEC") was incorporated under the laws of Nevada on May 26, 2000 and our planned principal operations commenced in 2000. Pan American was an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Pan American's business plan was to carry out exploration work on a mineral claim referred to as the Flint mineral claim in order to ascertain whether it possessed commercially developable quantities of gold, silver, lead or zinc.

Morgan Beaumont, Inc., a Florida corporation ("Morgan Beaumont"), was formed on July 10, 2000, as a sales and marketing company providing debit card products to the sub-prime consumer. Morgan Beaumont developed a strategy that launched a successful sales campaign, and shipped the first cards to consumers in late 2001. Morgan Beaumont had a relationship with only one bank and one processor at that time. The bank discontinued support of the debit card products in mid 2003 which prevented us from engaging in sales activities. This resulted in a cessation of all card sales until December 2004. Morgan Beaumont began to cultivate multiple Banking and processing relationships, as well as undertake the development of value loading technology to bolster our ability to produce debit card products, and to attempt to provide the services for these products we believed the consumer was requesting. Sales efforts for debit card products resumed in late 2004, and sales began in 2005.

On May 10, 2004, Pan American entered into a merger agreement pursuant to the Agreement with former Morgan Beaumont, which became effective with the State of Nevada as of August 6, 2004 (the "Merger"), however, since Pan American had not satisfied all of the conditions precedent under the Merger Agreement, the Merger was not completed until the latter part of August 2004. Morgan Beaumont merged with and into Pan American, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc., a Nevada corporation. Our business changed from oil and gas exploration development to the business of Morgan Beaumont, as described in this Report.

We established MBI Services Group, LLC ("MBI Services Group") on January 27, 2005, as a wholly owned subsidiary with its principal business being the operation of the select assets purchased from MTEL and the production of pre paid telecommunications products. We completed the purchase of property and equipment from MTEL Communications, Inc. on May 6, 2005, transferred the telecommunications equipment to MBI Services Group, and began operations in Miami, Florida as a telecommunications company. MBI Services has subleased space from MTEL and its executives in the building where the equipment resides. The subleased facility is located in a building that has suitable bandwidth and back up resources to support the operation during power outages. MBI Services has applied and received a federal license to operate. A significant amount of our revenue has been generated by the sale and support prepaid telecommunications products produced by MBI Services LLC. We anticipate that this will continue in 2006. MBI Services Group is positioned to sell services to multi-national carriers through Independent Sales Office ("ISO") providers in specific targeted markets. By leveraging its relationships and increasing its network of providers, MBI Services Group intends to introduce new profitable, communications products on a regular basis.

INDUSTRY OVERVIEW
-----------------

The acceptance of credit and debit cards by consumers in the United States has steadily increased over the past ten years. According to the Nilson Report, the use of credit-based card systems in the United States grew from $0.5 trillion in 1992 to $1.9 trillion in 2002. In order to remain competitive, small and larger businesses have embraced credit and debit cards as a necessity to their future success. Consumer expenditures using card-based payment methods are expected to grow to $4.6 trillion by 2012 or 50% of all U.S. payments, representing a compound annual growth rate of 9% from 2002 levels, according to the Nilson Report.

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

We offer branded cards specifically targeted to Mexican, South American, Asian and Caribbean consumers. These demographic groups typically exhibit a high degree of loyalty to companies that provide products and services specifically designed for them.

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

BUSINESS STRATEGY
-----------------

Our goal is to become a market leader in the provision of card-based products and services to small businesses and sub-prime credit customers by:

         o EXPANDING IN EXISTING SMALL BUSINESS MERCHANT MARKET. We believe we can expand our business by focusing on the small merchant market. We intend to focus our efforts towards merchants who are considered small businesses and who belong to certain key ethnic groups and which have not historically accepted electronic payment methods.

         o FOCUSING ON SUB-PRIME CREDIT CUSTOMERS LOCATED IN CERTAIN REGIONS. We intend to direct our advertising and sales efforts towards certain regions and ethnic groups we believe have been under-served by traditional financial institutions. We believe by focusing first on these groups we may be able to rapidly build a base of loyal customers.

We acknowledge that we face substantial competition and operational and developmental hurdles in the pursuit of this goal and that we may never achieve profitability.

SALES AND MARKETING
-------------------

PERSONNEL

As of September 30, 2005, we had 14 sales people, of which 7 are outside sales and 7 are in inside sales. Our outside sales people visit customers and handles sales outside of the office. Our inside sales personnel handle telemarketing and sales from within our offices. We also have 4 marketing personnel who prepare collateral materials, conduct market research, handle advertising, do some web design and graphics design and handle customer training. Both groups' efforts center around direct mail, telephone solicitation and industry direct advertising.

TARGET MARKETS

We primarily market our debit card products to distributors who themselves market directly to their target markets. These are typically consumers that for a variety of reasons do not have a traditional banking relationship. The reasons are primarily, but not exclusively, due to low credit scores. As discussed elsewhere, this can be due to bankruptcy, divorce, youth, bad past credit practices, low income or other factors. We believe these subprime consumers to be the majority of non banking debit card users; however, we believe the use of debit cards is growing among all consumers. Our cards are used in the same manner as traditional credit and debit cards except they are a prepaid instrument and value can be loaded on the cards at any SIRE network location.

To conduct the necessary transactions for bill payments, these consumers rely on alternative financial products, such as money orders, to pay their bills. We have established marketing tools and other information to the various retail merchants that sell money orders and similar products to provide information to consumers about the use of Money/Stored Value cards. The consumer can then make an informed decision about the alternatives to using money orders for some of their transactions. The demographic of the average debit card customer is typically not defined by age or the geographic region they reside as much as by individuals with a lower income and credit challenged.

During the year ended September 30, 2005, we primarily relied upon distributors to get our debit card products into the retail locations. This required us to identify companies selling other products or services into the types of retail establishments commonly used by our target consumer.

We sold approximately 90,000 cards from inception through September 30, 2004 but had no card sales in fiscal year 2004. In the year ended September 30, 2005, we sold approximately 119,000 cards.

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

INTERNET WEBSITE. During the period covered by this report, we expanded the content on our web site and attempted to develop an on-line ordering and customer service system. While we intend to continue to update our website and drive certain customers to the services offered on the site, we have changed the focus of our website since the fiscal year ended September 30, 2005. The website will be for interactive services for existing cardholders and to provide information about us. Potential customers can still download a card application but are no longer able to submit an application for a card over the Internet. We have found that Internet sales to the subprime market were unsuccessful. We may pursue Internet sales more aggressively in the future.

CUSTOMER RELATIONS. We out-source first contact customer service for all members. Our content providers provide all back up and product related customer service, interfacing with our support team. We attempt to keep detailed records of every sales contact, including source of inquiry, client needs, employment and income.

CUSTOMER RELATIONSHIP MANAGEMENT
--------------------------------

Handling of all bilingual customer service is currently shared between in-house and outsource customer service. Our customer service department is scaleable to handle one or multiple programs. We also have relationships with third party firms who wish to provide their customer service, as needed.

COMPETITION
-----------

The markets for the financial products and services offered by us are intensely competitive. We compete with a variety of companies in various segments of the financial service industry and our competitors vary in size, scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and card solutions. We face a number of competitors in the debit card and payment market. We also face competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

We believe we compete with other providers of money and stored value cards services on the basis of the following factors:

         o        quality of service;

         o        reliability of service;

         o        ability to evaluate, undertake and manage risk;

         o        speed in approving merchant applications; and

         o        price.

We believe our focus on smaller merchants and sub-prime credit clients gives us a competitive advantage over larger competitors that have a broader market perspective, and over competitors of a similar or smaller size that may lack our extensive experience and resources in this market sector. Please see Risk Factors for additional discussions of competition.

PROPRIETARY RIGHTS
------------------

We have filed various copyrights on Stored Value and Pre Paid telco products during the year. We have taken such action to protect our brand and marketing initiatives. We anticipate that we will continue this practice. We do not hold any patents and have not received any copyright or trademark registrations to date. Where appropriate, to protect our intellectual property rights, we intend to rely on a combination of trademark, patent and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which we intend to offer our services. The steps taken to date by us to protect our intellectual property rights may not be adequate. We have not patented or trademarked any of our work through the U.S. Patent and Trademark Office, nor have we copyrighted any of our work through the U.S. Copyright Office. We have filed trademark applications for the name Morgan Beaumont, our logo and for the "SIRE" network. The trademark "SIRE" is already held by a large financial services firm in the same trademark category that applies to our business. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources.

Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

Our management believes that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that we have licensed proprietary rights from third parties.

Our proprietary intellectual property consists of:

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

We believe that most of our proprietary software is protected by common law copyright, but none have been registered with the United States Copyright Office.

EMPLOYEES
---------

As of September 30, 2005, we had 44 full time employees that we now categorize as: 4 officers and executives; 14 sales; 4 marketing; 6 technology; 5 customer service; 7 operations and 4 finance. We also have 5 full time consultants that presently operate our telecom division. None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good. We believe our future success will depend in large part on our continuing ability to attract, train and retain highly skilled technical, sales, marketing and customer support personnel.

INVESTMENT RISKS
----------------

An investment in our stock involves a high degree of risk. Investors considering investing should carefully consider the risks described below and other risks inherent in doing business before investing in our common stock. If any of the following risks or other risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these or other risks.

MOST STATES REQUIRE US TO UNDERGO A DIFFICULT AND COSTLY PROCESS OF OBTAINING LICENSES TO LOAD STORED VALUE CARDS. Approximately 45 states have established laws or regulations requiring entities taking or loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal banking charter and is operating from a licensed bank branch. We have engaged counsel to contact the authorities of each state in which we conduct business to determine our compliance needs. In the interim, we intend to continue to rely upon the licenses of our affiliated banks. Some states may require us to obtain our own license to conduct money loading operations. This may mean that in order for us to be able to conduct our card loading operations, we will be required to apply for and obtain licenses in nearly every state in which we load money on to cards. This process will include us retaining special attorneys to assist us in the application process. We will have to file an extensive license application in each such state. We will have to post bonds to operate in those states which range from $100 to $16,500 per state excluding location fees. These licenses require us to post bonds in amounts between $25,000 to $2,000,000 for each license. We will also have to qualify to do business in each such state and thereafter file tax returns and be subject to service of process in each state. We have applied to the state of Florida for our license and are currently awaiting acceptance. We have also begun the process of licensure with six additional states and are awaiting responses from those states regarding details of their requirements. We do not presently know if we will be able to obtain all of the licenses we need to fulfill existing and proposed contracts. We also do not know if we will be able to obtain the funding necessary to purchase the bonds necessary to secure all of the licenses. In most states we will have to obtain the bonds prior to applying for the license.

OUR CAPITAL RESOURCES HAVE NOT BEEN GENERATED FROM OPERATIONS, AND WE MAY BE DEPENDENT ON OUR ABILTIY TO SELL ADDITIONAL STOCK TO FUND CONTINUED OPERATIONS.

From inception to September 30, 2005, we generated cash from financing activities of $9,668,677. This amount arose primarily from sales of our common stock, and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. We have used a significant portion of this capital to fund cash outflows for operating and investing activities of $6,185,200 and $1,008,765, respectively for the period since our inception to September 30, 2005. Since we have not attained profitable operations and have been dependent upon obtaining financing to pursue our plan of operations, there is no assurance that we will not require additional resources in the future, or that we will be able to obtain financing in the amount required on terms satisfactory to us.

OUR POINT OF PURCHASE OPERATORS MAY SUBJECT US TO LIABILITY IF THEY FAIL TO FOLLOW APPLICABLE LAWS.

As part of our license requirements, we may be required to have agency agreements with each of our load centers. Among other things the agreements will require them to comply with the Patriot Act and anti-money laundering laws. While we do not intend to be responsible for their actions, we could be subject to state or federal actions against them if our load center agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators, generally making it harder for us to do business. It could also cost us a great deal of money to investigate, defend and resolve such matters. We cannot be sure that we could afford such actions and be able to continue in business.

STATES MAY ADOPT EVEN MORE STRINGENT LICENSING RULES AND REGULATIONS. We anticipate that many states will later adopt regulations or laws with which we will be required to comply. There were over one hundred stored value bills introduced in state legislatures in the first half of 2004 alone. We expect regulation of this industry to only increase and become more complicated. Regulatory and tax intensive states such as California will likely adopt a typically complex and heavily regulated scheme. The lack of license requirements in states such as California is more likely a result of their legislature's inability to function effectively rather than the lack of desire to tax and regulate. It may be even more costly or difficult for us to comply with the new state regimes and more stringent rules and regulations adopted by state and federal government agencies. These regulatory structures could prove too expensive or complicated for us to comply with on a cost effective basis or at all.

OUR STOCK IS MORE DIFFICULT TO TRADE SINCE IT IS CLASSIFIED AS A PENNY STOCK. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

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

RISKS RELATED TO OUR BUSINESS
-----------------------------

The following is a summary of some of the risk factors which may have an impact on our business efforts:

WE HAVE A LIMITED OPERATING HISTORY IN A NEW AND RAPIDLY CHANGING INDUSTRY. We were formed in May of 2000. Accordingly, we have only a limited operating history on which an evaluation of our prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the sub-prime credit industry. Significant on-going risks include our ability to:

         o        expand our subscriber base and increase subscriber revenues;
         o        compete favorably in a highly competitive market;
         o        access sufficient capital to support our growth;
         o        recruit, train and retain qualified employees;
         o        introduce new products and services; and
         o        upgrade network systems and infrastructures.

We cannot be certain that we will successfully address any of these risks. In addition, our business is subject to general economic conditions, which may not be favorable for our business in the future.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES. We have suffered recurring losses from operations including a net loss of $7,417,935 for the year ended September 30, 2005. Other operating expenses and cost of revenues for the year ended September 30, 2005 were $5,806,503 and $1,075,445, respectively. We have not achieved profitability in any quarterly or annual period since inception and we expect to continue to incur net losses for the foreseeable future. Although revenues have grown in certain recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will obtain sufficient revenues to achieve profitability. Even if we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.

WE COULD BE REQUIRED TO CUT BACK OR STOP OUR OPERATIONS IF WE LATER NEED MONEY BUT ARE UNABLE TO OBTAIN NEEDED FUNDING. We will need to raise additional capital to expand our business and meet ongoing cash obligations throughout the 2006 fiscal year. Should we be unsuccessful in our efforts to raise capital, we will be required to curtail our expansion plans or we may be required to cut back or stop operations. There can be no assurance that we will raise additional capital or generate funds from operations sufficient to meet our obligations and planned requirements. As with our November 2004 and June 2005 private sale of securities, we might have to sell shares at a time when our stock price is low. In such an event, our shareholders could experience substantial dilution.

THE LOSS OF KEY PERSONNEL COULD WEAKEN OUR TECHNICAL AND OPERATIONAL EXPERTISE, DELAY ENTRY INTO NEW MARKETS AND LOWER THE QUALITY OF OUR SERVICE. Our success depends on the continued efforts of our senior management team and our technical, marketing and sales personnel. We also believe that to be successful, we must hire and retain highly qualified personnel. Competition in the recruitment of highly qualified personnel in the sub-prime credit industry is intense. Hiring employees with the skills and attributes required to carry out our strategy can be time consuming. We may not be able to retain or successfully integrate existing personnel or identify and hire additional qualified personnel. If we lose the services of key personnel or are unable to attract additional qualified personnel, our business could be materially and adversely affected. We do not have key-man life insurance.

SECURITY AND PRIVACY BREACHES OF OUR ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH. Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and store personal information about consumers, including bank account and credit card information, social security numbers and merchant account numbers. If we are unable to protect this information or if consumers perceive that we are unable to protect it, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

         o        cause our customers to lose confidence in our services;
         o        deter consumers from using our services;
         o        harm our reputation; o expose us to liability;
         o        increase our expenses from potential remediation costs; and
         o decrease market acceptance of electronic commerce transactions.

While management believes that they have utilized proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential subscribers.

We have engaged the firm of ePlus to conduct a PCI Security and Compliance audit and certification for our network. If successful, this audit will provide us with certification of our SIRE Network and will allow us greater access to expand our POPs. We anticipate the process to be completed by December 31, 2005 and with a total cost associated with this audit process to be in excess of $265,000. We have already expended $200,000 on this project to date which includes systems improvements as well as consulting costs.

THE MARKET FOR ELECTRONIC COMMERCE SERVICES IS EVOLVING AND MAY NOT CONTINUE TO DEVELOP OR GROW RAPIDLY ENOUGH FOR US TO BECOME PROFITABLE. If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue as projected to adopt our products and services, it could have a material adverse effect on our business, financial condition and results of operations. Management believes future growth in the electronic commerce market will be driven by the cost, ease-of-use and quality of products and services offered to consumers and businesses. In order to reach and thereafter maintain our profitability, consumers and businesses must continue to adopt our products and services.

THE DEBIT CARD INDUSTRY IS A FAIRLY NEW INDUSTRY THAT IS DEVELOPING AND BUILDING OUT STANDARDS, PROCESSES AND RELATIONSHIPS. We are a developmental company building out networks and relationships. In the course of this build out of the network, relationships, POPs and related systems, there exists the possibility that the associated companies may delay payments to us, or return our products because their customer base is in the process of being educated as to benefits and how to use debit cards. These delays and or returns could have an adverse effect on cash flow, sales and inventory levels.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGE OR CHANGES IN THE INDUSTRY STANDARDS, ITS PRODUCTS AND SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE OUR EXISTING AND FUTURE CUSTOMERS. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, proprietary technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt its products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.

CHANGES IN BANKING REGULATIONS COULD HURT OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN. We have designed our systems and card programs to comply and work in association with applicable banking rules and regulations. A change of those rules and regulations could require us to dramatically alter our software programs, the hardware upon which we operate and our implementation and operation of debit cards and stored value cards. Such changes could be costly or impractical and we may not be able to modify our operations and technology to comply with dramatic changes in banking regulations.

CHANGES IN THE PATRIOT ACT COULD IMPEDE OUR ABILITY TO CIRCULATE CARDS THAT CAN BE EASILY LOADED OR ISSUED. Our current screening process is designed to comply with the Patriot Act requirements that financial institutions know their cardholders. If the Patriot Act or subsequent legislation increases the level of scrutiny that we or our affiliated banks are required to adopt to know their customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers or even comply with new regulation schemes.

IF MAJOR BANKS BEGIN TO TARGET THE SUB-PRIME MARKET, IT WILL CREATE SUBSTANTIAL COMPETITION FOR US AND OUR PRODUCTS AND SERVICES. We operate among major financial institutions, providing products and services designed to service the sub-prime credit market. Large and small banks alike have traditionally not sought the typically unprofitable and undesirable sub-prime market. This allows the symbiotic relationship between banks and us, where the banks get access to the cumulative deposits of the cardholders, without the trouble of administering thousands of very small individual accounts of less reliable depositors. If banks decide to directly target the sub-prime market before we are able to establish a strong foothold, we will not be able to compete with established banks which have substantially greater resources.

CREDIT CARD FRAUD OR COMPUTER HACKING COULD SUBSTANTIALLY HARM US AND OUR OPERATORS. As with any technology company, we are always at risk of computer fraud, hacking or other electronic crime. While we believe that we have substantial systems in place to recognize and prevent computer fraud and hacking, the relentlessness of hackers means no system is absolutely secure. Due to our limited financial resources, any substantial computer crime and particularly an electronic embezzlement would adversely affect our ability to continue as a going concern.

INTERNAL PROCESSING ERRORS COULD RESULT IN US FAILING TO APPROPRIATELY DEDUCT TRANSACTIONS FROM CUSTOMER ACCOUNTS. In the event of a system failure by us that went undetected for a substantial period of time, we could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact us, our credibility and our financial standing.

A CHANGE IN LICENSING LAWS COULD IMPAIR OUR ABILITY TO MOVE MONEY OVER A BANKING NETWORK. We are dependent upon the use of electronic banking networks owned by major financial services institutions and major banks to load value on the cards and record deductions against cardholders' accounts. If we lose access to such networks by virtue of contact issues or changes in the laws or regulations governing their use, it could render our products useless.

THE REQUIREMENTS TO MAINTAIN HIGHER RESERVE ACCOUNTS COULD IMPAIR OUR GROWTH AND PROFITABILITY. We are required to maintain reserve deposit accounts with the financial institutions serving the cardholders. If we are required to deposit higher than normal reserves with the financial institutions we work with, it could have a material impact on our cash available for operations and impede our expansion of business.

IF WE WERE TO LOSE OUR THIRD PARTY PROCESSOR LICENSE FROM MASTERCARD OR VISA, THE LOSS WOULD SUBSTANTIALLY INTERFERE WITH OUR ABILITY TO TRANSACT BUSINESS. We obtain our access to the network of financial institutions and linked ATM's and point of sale systems through an arrangement among banks and MasterCard and Visa, as a third party provider. MasterCard and Visa relationships allow us to come with a package of other networks such as Star(TM) and Plus(TM) and Interlink(TM) and Cirrus(TM) and similar networks. If we lose our third party provider licenses with both MasterCard and Visa, we would be forced to separately negotiate access to each of the individual networks. Any down time associated with the loss of access in the networks could render our systems and cards as issued useless. Even if we were then able to negotiate third party processor agreements with the individual networks, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of third party processor relationships with both Visa and MasterCard could put us out of business.

IF MASTERCARD OR VISA CHANGES THEIR REQUIREMENTS OR STOPS ISSUING DEBIT CARDS, THE LOSS WOULD SUBSTANTIALLY INTERFERE WITH OUR MARKETING STRATEGY AND REQUIRE US TO ISSUE ONLY NON-HOLOGRAM PRODUCTS.

Customers readily accept the Visa and MasterCard brands on debit cards. If we were to lose our ability to issue cards under the Visa and MasterCard brands, we would lose substantial market acceptance for our products.

SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS COULD DAMAGE CUSTOMER RELATIONS AND INHIBIT ACCEPTANCE BY THE MARKET OF OUR PRODUCTS. Any failures in our security and privacy measures could have a material adverse affect on our business, financial condition and results of operations. We are built upon electronic storage and transfer of money in transactions handled by both us and associated financial institutions. We also retain a great deal of information about our customers including bank account, other credit card information, social security information, where applicable, as well as merchant account numbers and similar information. If we or the financial institutions with which we do business are not able to protect the security and privacy of this information or if we are merely perceived to be unable to protect such information it could cause customers to lose confidence in our services and deter customers from using our services. It could also expose us to liability or increase our expenses to police such problems and rehabilitate public perception of us after a mistake occurs. While we believe we utilize proven applications designed for data security and integrity, there can be no assurance that the use of these applications by both us and our financial institution contractors will be sufficient to address changing market conditions or security and privacy concerns of existing and potential customers.

CERTAIN DELAYS COULD CAUSE LOSS OF BUSINESS OPPORTUNITIES AND INHIBIT OUR GROWTH

Delays in the development of our programs or business plans could cause loss of opportunities. These delays could be in areas such as:

         o        Deployment of our technology;
         o        Obtaining POPs;

         o        POPs becoming active;
         o        Interfacing with technology at the POPs;
         o        Adoption of technology;
         o        Revenue due to cards being activated;
         o        Revenue due to cards being used;
         o        Revenue due to training at distribution level;
         o        Revenue due to training at POPs level; or
         o        Revenue due to bank processor approvals for card programs.

The delays could cause occurrences such as delays in launching card programs which could cause us to burn more cash, increase our need for outsourcing or costs of licensing technology, render the cards unusable causing us to refund customers' money and cause the card products to be returned to distribution. The delays may also impact our cash flow and profitability and cause us to lose our bank sponsorship which may lead to us losing our ability to load cash onto cards and reduce the features of the cards. Delays due to interfacing with technology at the POPs, delays in distribution down line deployment of inventory into POPs, delays in revenue due to cards being used or delays in revenue due to training at the POPs level could cause extended terms to be granted to distribution. Delays in distribution down line deployment of inventory into POPs could also delay the sale, activation and use of the cards as could delays due to adoption of technology, delays in revenue due to training at the distribution level, or delays in revenue due to training at the POPs level. Delays in revenue due to bank approvals of programs or changes in card programs could cause cards to become unusable and result in litigation.

PROVIDING CREDIT TO THE WRONG DISTRIBUTORS COULD HARM OUR TELECOM BUSINESS AND INHIBIT OUR GROWTH

If we provide credit to the wrong distributors it could have a material adverse effect on our telecom business, financial condition and results of operations. We electronically transfer credit in advance onto our prepaid phone cards which we sell to our distributors. If the distributor does not pay us as agreed, it could harm our telecom business. In addition, if we are unable to protect or consumers perceive we are unable to protect, the security and privacy of our electronic transactions, our growth in the telecom market could be materially adversely affected. Providing credit to the wrong distributors may:

         o        cause us embarrassing and damaging disclosure obligations;
         o        cause our customers to lose confidence in our services;
         o        deter consumers from using our services;
         o        harm our reputation;
         o        expose us to risk of fraud;
         o        expose us to liability; and
         o        increase our expenses from potential remediation costs.

HAVING INSUFFICIENT BANDWIDTH, PROBLEMS ON OUR TELECOM EQUIPMENT OR CARRIERS BEING DOWN COULD IMPAIR OUR ABILITY TO EFFECTIVELY HOST OUR TELECOM NETWORKS

We require sufficient bandwidth as well as operating equipment and carriers to host our telecom networks. Insufficient bandwidths, problems with our telecom equipment or carriers could impair our ability to effectively host our telecom networks which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES
----------

In the year ended September 30, 2005, we moved our corporate headquarters from 2280 Trailmate Drive, Sarasota, FL, where we occupied approximately 3500 square feet, to 6015 31st East, Suite 201, Bradenton, FL 34203, telephone number:
941-753-2875, where we occupied approximately 10,000 square feet. Subsequently, we moved our office location from the second floor to the first floor, Suite 101, in the same building as we had been occupying which increased the space we utilized to 20,000 square feet. We intend to sub-lease the space in Suite 201 and have been actively showing the space to potential lessees. Once the sub-lease is complete, we believe that its cost per square foot will be significantly reduced. Currently, total base monthly rent is approximately $28,000. The lease of our corporate office expires on December 31, 2008.

We currently maintain our database, software and operations at 1 Wilshire Blvd in Los Angeles, California 90017, as a "mirrored" location for security and redundancy in the case of an emergency or power outage.

MBI Services Group, LLC currently sub-leases from Mtel, Inc. on a month to month basis approximately 2,500 square feet of office and co-location telecommunications space located at 1080 NW 163rd Drive, Miami, Florida. We anticipate moving our operations for MBI Services Group to a more permanent location in fiscal year 2006.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in certain litigation in the normal course of business. We do not believe the resolution of these matters will have a material adverse effect on our financial position or results of operations. Listed below is a list of litigation active on September 30, 2005:

MORGAN BEAUMONT, INC. V. ROBERT W. CLOUD, CASE NO. 2004-CA-4392 (SARASOTA
-------------------------------------------------------------------------
COUNTY, FLORIDA):
-----------------

Wade Cloud was a former short-term employee hired to be a sales person. He was terminated for cause by us after only a few months of employment. In an attempt to settle this dispute without litigation, we offered to pay all compensation due to Mr. Cloud under his employment agreement through the date he was terminated and the offer was refused. The compensation offered to Mr. Cloud has been placed in escrow with our attorney in the case and is not included on our balance sheet.

We filed suit against Mr. Cloud in May 2004 in order to invalidate his employment contract. Subsequently, as a counter to the lawsuit, Mr. Cloud has alleged that he has ownership rights to software developed by Typhoon Voice Technology for Morgan Beaumont. The two cases were consolidated under the case name, Robert W. Cloud v. Morgan Beaumont, Inc., Case No. 2004-CA-4392. We additionally filed suit in September 2004 in Federal Court in Sarasota County, Florida against Mr. Cloud, Cloud Consulting, which as of November 2004 has gone unanswered. Mr. Cloud has since through his attorney requested arbitration in Tampa, Florida for resolution in December of 2004. Our attorneys have submitted a written opinion that Mr. Cloud's counter suit is not material. Management believes they have a strong likelihood of success in this matter.

MORGAN BEAUMONT, INC. V. FIRST NATIONAL BANK OF CENTRAL TEXAS, FISCRIP,
-----------------------------------------------------------------------
TRANSEND, SUPERIOR BANK, FINANCIAL SERVICES INTERNATIONAL ("FSI"), VIRTUAL
--------------------------------------------------------------------------
MONEY, OPTIMUM PAY, CASE NO. 8:03-CV-2499-T-17MAP (MIDDLE DISTRICT OF FLORIDA):
-------------------------------------------------------------------------------

Suit was filed by us in Federal Court in Tampa, Florida in April 2004, against the defendants named above, maintaining that the banks and processors named failed to submit paperwork to MasterCard on Morgan Beaumont card programs while approving the programs and advising us that MasterCard authorized the shipment of Morgan Beaumont cards to our customers. The card program was canceled by MasterCard due to the banks' failure to properly submit the appropriate applications. We are seeking recovery of costs as well as damages in excess of $75,000. No trial date has been set.

In November 2004, we had reached a settlement in the referenced lawsuit with two defendants, FSI and TranSend, pursuant to which FSI and TranSend paid us $10,000, forgave approximately $50,000 in notes and debt, and granted us a royalty free license to use their software and provide us with 10,000 cards free of charge. FSI has also agreed to use our software to load cards. Our action against First National Bank of Central Texas, the primary defendant, is not settled and remains pending.

CLAIMS MADE BY EMPLOYEES
------------------------

Two employees have complained of improper actions by one of our officers and each made notification to our Human Resource Manager. Our Human Resource Manager reported through channels to our audit committee who conducted a thorough investigation of the claims with the assistance of outside counsel and found them to be unsupported. To our knowledge, there has been no filing with the EEOC. No lawsuit has been filed. We have concluded and been advised by counsel that even if the claims were found to be true, they would not likely rise to a level to provide any material responsibility for us. We expect to prevail if a lawsuit is ever brought by these employees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders this fiscal year. We have scheduled an annual meeting for February 1, 2005 to be held in our corporate offices.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION
------------------

Our shares are currently trading on the OTC Bulletin Board under the stock symbol MBEU. Formerly our shares traded under the symbol AGBM from May 16, 2002 through March 22, 2004 and PAEY from March 23, 2004, until it began trading as MBEU on August 9, 2004 as a result of the merger between Pan American and Morgan Beaumont. The high and the low prices for our shares for each quarter of our last two fiscal years; and supplemented through the last quarter of operations completed prior to filing the last amendment of this Form 10-KSB/A. Price ranges for periods shown prior to September 1, 2004 relate to our operations prior to its merger with Morgan Beaumont.

FISCAL QUARTER ENDED                                   HIGH                LOW
August 31, 2002                                      $   4.75           $   0.35

November 30, 2002                                    $   6.90           $   2.75

February 28, 2003                                    $   7.40           $   3.00

May 31, 2003                                         $   4.05           $   1.65

August 31, 2003                                      $   0.90           $   0.41

November 30, 2003                                    $   0.49           $   0.41

February 28, 2004                                    $   1.45           $   1.45

May 31, 2004                                         $   0.75           $   0.75

August 31, 2004                                      $   0.52           $   0.42

September 30, 2004                                   $   0.44           $   0.34

December 31, 2004                                    $   0.98           $   0.11

March 31, 2005                                       $   1.76           $   0.51

June 30, 2005                                        $   0.90           $   0.44

September 30, 2005                                   $   1.14           $   0.43

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. We are not aware of any sales or transfer or any trading of our shares or any private transactions prior to its merger with the public company.

HOLDERS OF COMMON STOCK
-----------------------

As of September 30, 2005, there were one hundred four (104) registered shareholders of our common stock.

DIVIDENDS
---------

There are no restrictions in our Articles of Incorporation or bylaws that restrict it from declaring dividends. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

RECENT SALES OF UNREGISTERED SECURITIES - DURING REPORTING PERIOD
-----------------------------------------------------------------

The issuance of shares of our common stock of under the merger was done without registration under the Securities Act of 1933, amended, or qualification under the securities or "blue sky" laws of any jurisdiction. The issued shares of common stock bear a restrictive legend stating that the securities have not been registered under the Securities Act of 1933 and set out the restrictions on transferability and sale of the securities. The exemption which we relied on to issue the common stock in the merger was Rule 506 of Regulation D of the Securities Exchange Act. Rule 506 requires us to inform unaccredited investors about the lack of registration and resale restrictions of these securities and to provide these investors with certain information about us which includes financial and other information. The detailed information concerning the issuance has been included in the Form 14C of the Company filed with the Securities and Exchange Commission in connection with the merger on July 6, 2004.

SUBSEQUENT TO YEAR END
----------------------

Agreement with MoneyGram
------------------------

On October 31, 2005, we entered into an agreement with MoneyGram pursuant to which we will allow MoneyGram to accept funds from cardholders at MoneyGram's domestic agent network locations. MoneyGram and us will establish a systems interface that allows for processing of cash loads either directly between MoneyGram and our proprietary systems or through a third party processor which shall process the cash loads and/ or transfer information between MoneyGram and our proprietary systems. A consumer fee for the service shall be paid to us for each ExpressPayment transaction completed on our behalf. A copy of this agreement is attached to our Form 8-K filed with the SEC on November 18, 2005 and incorporated herein by this reference.

ITEMS 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

PLAN OF OPERATIONS
------------------

SUMMARY.

Information prior to August 24, 2004 (the date of the reverse acquisition) related to our predecessor entity, Pan American, has been omitted. From a legal perspective, Pan American is the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, Morgan Beaumont is treated as though it acquired Pan American. Therefore, all financial information presented in this 10KSB includes Morgan Beaumont's standalone results from the period July 10, 2000 (date of incorporation) to September 30, 2005.

As part of the merger, Morgan Beaumont changed its year end from December 31 to September 30. As a result of this change information contained herein includes the year ended September 30, 2005 and the nine months ended September 30, 2004.

RESULTS OF OPERATIONS. Our planned principal operations commenced in 2001, however, to this date we have had limited revenues. In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, we and our activities from our inception through September 30, 2005 fall within the referenced guidelines. Accordingly, we reported our activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

LACK OF PROFITABILITY OF BUSINESS OPERATIONS SINCE 2001. We were initially focused exclusively on the sales of our products. It became apparent there was a flaw in solely focusing on the sales of our products, so management made the decision to expand our focus to include the development of a process to allow the consumer to perform value loads in a retail environment. The time and expense of developing the process and associated technology has kept us from achieving profitability to date.

When we began sales activities in 2001, those efforts were halted due to an issue involving MasterCard and the issuing bank programming deviancies that the bank had in supply paperwork to MasterCard on our programs; we then stopped shipping our products and were working with multiple banks processors to develop a program with the bank, MasterCard and Visa approval. We filed a lawsuit against that issuing bank as described on page 34 of this report. During that time, we had also been developing processes and technology to allow cards to be loaded on the cards. Additionally, our revenues were initially used to maintain operations. We needed to raise additional revenue to proceed with operations and launch our programs, products and services.

This process is now well defined and the technology has been rolled out in a limited release and is now ready for all of our strategic partners to commence rolling out in a general availability mode. We anticipate profitability will occur when we have approximately no less 50,000 retail load locations operational and approximately 100,000 to 150,000 cards actively used by consumers and a sufficient number of POPs in the geographic location which are higher in density in cardholders. Profitability is also dependent on the expansion of load stations and the expansion of the programs for the card products.

In fiscal 2005, we received limited acceptance of our debit products offered in the market primarily related to delays in the activation of POPs, and brand recognition. To facilitate the correction of these deficiencies we purchased property and equipment from Mtel, Inc. enabling us to provide prepaid phone cards into the market place. Prepaid phone cards are a readily accepted product in our targeted Sub-prime market. In July, we began releasing phone cards to the bodegas and convenience stores that service our target market at attractive prices to enhance brand recognition and establish relationship with distributors and retailers in the market with a product they are more familiar with. We will begin cross marketing our products during fiscal 2006 and launch combined products in order to penetrate the market more effectively.

SALES AND REVENUES. Revenues for the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005 were $1,089,673, $58,602, and $1,679,891 respectively. Revenue was up in the year ended September 30, 2005 by 1,812 % when compared to the nine months ended September 30, 2004. In addition to the additional three months of selling opportunity in fiscal 2005, sales in fiscal 2004 were hindered because we did not have working card programs to sell and not enough money to fund sales and development. Telecommunications revenue for the year ended September 30, 2005, was approximately $600,000 or approximately 55% of revenues as compared to zero in the nine months ended September 30, 2004 as we did not then have the equipment to generate revenues from telecommunications. During the nine months ended September 30, 2004 we had an average of approximately 5,800 POPs excluding the approximate 4,000 Bank of America locations that can load some of our products. These POPs were restricted to loading its cards and did not market our cards. Cost of Sales for the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005 were $1,075,445, $38,833, and $1,391,607 respectively. The 2,669% increase in 2005 was the result of increased revenue as well as the addition of telecommunications revenue at a very low margin in the reporting period.

During fiscal year 2006 we intend to expand the number of active access points; Morgan Beaumont has in place contracts that management believes have the potential to grow our access points to over 100,000 POPs. Many of these POPs will sell or load (or both) debit/ATM and stored value hologram cards to the public. As of September 30, 2005, we had approximately 81,000 POPs under contract, under 11,000 were fully functioning, while 70,000 are in various stages of implementation and will become active by January of 2006. As of September 30, 2004, we had less than 10,000 POPs active and, as of September 30, 2005, we have approximately 10,350 POPs active.

We have five sources of sales and revenue: initiation fees, subscription fees, transaction fees, prepaid phone cards, and wholesale telecommunications services. We generate income from the sale of our stored value debit and VISA cards, and the consumer use of our prepaid phone cards. We also generate income from the monthly maintenance fees associated with keeping stored value cards active, the maintenance fees generated from our Prestige Payroll cards, and from transaction fees associated with these cards. Income is also generated by the SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases.

Hosting and Licensing Fees are charged for the use of our proprietary technology. In a Hosted Agreement, the customer is not required to purchase the technology, but only pay transaction fee for each use. These fees are defined in a service agreement with the customer that stipulates a minimum monthly fee for the use of the technology and is typically a 2-year term. In a licensing agreement, the customer pays a fee for each product sold, (the product can be sold under the Morgan Beaumont brand, or can be private labeled for the customer), and also pays for any minor changes to the technology required to meet the specific market the customer wishes to address. Transaction fees are derived from the use and loading of cash of for ATM, debit or Stored Value Cards and monthly maintenance fees associated with keeping ATM, debit or Stored Value Cards active.

OTHER OPERATING EXPENSES. Other operating expenses for the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005 were $5,806,503, $1,029,125 and $8,702,970, respectively. The increase in such expenses of 464% for the year ended September 30, 2005 compared to the nine months ended September 30, 2004, was attributable to the following:

EMPLOYEE COMPENSATION BENEFITS increased in expanding our development, sales and marketing, customer service and accounting efforts. Employee compensation was $2,400,555 for the year ended September 30, 2005, compared to $624,972 in the nine months ended September 30, 2004 a 284% increase.

STOCK BASED COMPENSATION AND CONSULTING EXPENSE also increased from $14,200 for the nine months ended September 30, 2004 to $1,088,200 for the year ended September30, 2005, a 7,563% increase that was primarily due to our expense recognized for consultant based options in fiscal 2005.

PROFESSIONAL AND CONSULTING FEES increased 793% from $141,116 for the nine months ended September 30, 2004, to $1,096,838 for the year ended September 30, 2005 because of the professional services needed to comply with the registration of our two equity private placements as well as our filings with the SEC.

IMPAIRMENTS amounted to $212,000 for the year ended September 30, 2005 compared to approximately $43,200 for the nine months ended September 30, 2004. Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our assets during the year ended September 30, 2005 and determined that certain assets were impaired, including a note receivable for $202,000.

OCCUPANCY AND EQUIPMENT COSTS increased from $88,951 to $506,712 for the nine months ended September 30, 2004 compared to the year ended September 30, 2005 respectively. This increase was due to the additional office space and equipment needed to support the additional staff and activity in the company during fiscal 2005.

LOSS FROM OPERATIONS. As a result of the above, our loss from operations increased 471% to $5,792,275 in the year ended September 30, 2005 from $1,006,356 in the nine months ended September 30, 2004. Net loss increased 619% to $7,417,935 for the year ended September 30, 2005 compared to $1,031,335 for the nine months ended September 30, 2004. In addition to the operating factors described above, we also recognized a loss from derivative financial instruments of $1,607,125 or 22% of our net loss for the year ended September 30, 2005. This non-cash loss resulted from the accounting for warrants issued with registration rights. From inception we have lost $10,072,873. The average loss per month in the twelve months ended September 30, 2005 was $618,161 compared to $85,945 for the nine months ended September 30, 2004. The increase in the rate of loss related to our increased staffing and marketing activities compared to the slower rate of growth in our sales and corresponding gross margin.

LIQUIDITY AND CAPITAL RESOURCES.

From inception to September 30, 2005, we raised $6,618,677 from sales of our common stock, and warrants for purchase of our common stock, borrowed on notes payable a total of $97,912 and received $3,000,000 of payments under a note receivable from Paul Marshall, a stockholder. We used these proceeds to fund operating activities of $6,185,200, to purchase property and equipment of $791,765, and to make a loan to eChex of $202,000. On September 30, 2005, we had a cash balance of $2,474,712 which was not sufficient for us to operate in fiscal year 2006.

As of November 30, 2005, we had approximately $1,010,000 in cash. At September 30, 2005, we owed registration rights penalties of $99,750 for the private placement of stock completed in December of 2004 and are accruing $28,500 per month in additional penalties. We will also be incurring penalties for the registration rights related to the sale of warrants and stock concluded in July of 2005 beginning in October 2005 of approximately $98,900 per month. We are is undertaking efforts to raise additional capital to enable us to continue to operate.

Our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which it operates. Since inception, our operations have primarily been funded through private equity, and we may need to seek additional funding through private or public equity and/or debt financing. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase. There can be no assurance we will not need to raise additional funds to continue operations or that we will be able to raise additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

We are will require additional capital resources for the expansion of our marketing and further improvement of our technology as well as to improve our financial controls. We are adding additional experienced personnel in Marketing, Technological and Finance in order improve market penetration and profitability.

CHANGES IN NUMBER OF EMPLOYEES. To support the expansion of POPs, the substantial marketing effort, and the increased administrative needs, we anticipate that the development of our business may require the hiring of additional employees.

OFF-BALANCE SHEET ARRANGEMENTS

Operating Leases
----------------

We are obligated under various operating lease agreements for our facilities. Future minimum lease payments under these leases are approximately as follows at September 30, 2005:

Years ending
September 30,                                                     Amounts
                                                             -------------------

      2006                                                   $          286,800
      2007                                                              286,800
      2008                                                              194,700
      2009                                                               48,700
                                                             -------------------

      Total                                                  $          817,000
                                                             ===================

Rent expense under all operating leases for the year ended September 30, 2005, and the nine months ended September 30, 2004 approximated $194,100 and $31,800, respectively.

Employment Agreements
---------------------

At September 30, 2005, we are obligated under an employment agreement with our chief executive officer. Pursuant to the agreement, the officer received base annual compensation of $185,000 for the year ending September 30, 2005, and is to receive $205,000 for the year ending September 30, 2006 and $225,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $750 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, we agreed to grant him options to purchase 3,250,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs. If we terminate this officer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for a period of six months.

At September 30, 2004, we were also obligated under a non-cancelable employment agreement with another officer that had similar terms to the above agreement, including the grant of options to purchase 2,500,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The contract was canceled during the year ended September 30, 2005 when this officer resigned his position. As consideration for releasing us from any liability under the terms of his employment agreement, we agreed to allow him to keep 1,875,000 of the aforementioned options (or the portion of his options that vested through September 30, 2005).

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004, and 25% of such options (or 1,437,500 options) vested on September 30, 2005. Assuming a change in control does not occur (at which time all remaining options would vest immediately), the remaining outstanding options (812,500) vest on September 30, 2006. Because the option price was effectively the same as the trading value of our stock on the date the options were granted, we were not required to record any stock based compensation for the issuance of these options. However, see Note A - Recent Pronouncements, regarding the accounting for unvested options as of December 2005.

Service and Purchase Agreements
-------------------------------

We have entered into one to three year contracts with various contractors to provide certain marketing, technology and customer support services to expand the money card program. Since the fees to be paid are contingent primarily on sales volume, it is not possible to calculate the amount of the future commitment on these contracts.

Other Purchase Commitments
--------------------------

In addition to the above, as of September 30, 2005, we had committed ourselves to purchase approximately $600,000 of inventories during the period October 1, 2005 to June 30, 2006.

We have engaged the firm of ePlus to conduct a PCI Security and Compliance audit and certification for our network. If successful, this audit will provide us with certification of our SIRE Network and will allow us greater access to expand our POPs. We anticipate the process to be completed by December 31, 2005 and with a total cost associated with this audit process to be in excess of $265,000. We have already expended $200,000 on this project to date which includes hardware systems improvements as well as consulting costs.

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

REVENUE RECOGNITION

We generate the following types of revenues listed in order of their significance:

         o INITIATION FEES, which arise from sales of our stored value and debit cards.
         o        SUBSCRIPTION FEES, which arise from hosting or licensing fees.
                  Under a hosted agreement, our customers are not charged for the use of our proprietary software; rather they pay a per minute or per transaction fee for each use whereas under a licensing agreement, our customer pays monthly fees for the use of our software at each of their loading stations.
         o TRANSACTION FEES, which arise from the use and loading of cash for ATM, debit or stored value cards.
         o MAINTENANCE FEES, which arise from charges for keeping the cards active.
         o FINANCIAL FLOAT FEES, which arise from charges for the instant load of cash and convenience of stored value, ATM and debit cards.
         o Sales of prepaid phone cards and related phone card fees which arise from the usage of such cards. All revenue from the sale of prepaid phone cards is initially deferred and subsequently amortized to revenues as the cards are used.
         o Revenues from sales of long-distance minutes are recognized when provided.

In general, our revenue recognition policy for fees and services arising from the our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, revenue for our stored value cards are recognized when shipped and revenue for our prepaid telephone card sales are recognized when the products are used. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.


Stock - Based Compensation
--------------------------

Issuance of Common Shares for Various Services
----------------------------------------------

During the period July 10, 2000 (date of incorporation) to September 30, 2004, we issued the following shares of our common stock as consideration for various services, which were provided by employees or consultants:

  Description of Service               Value of Service        Shares Issued
  ----------------------               ----------------        -------------
  Business planning and development    $        949,663              7,395,048
  Information technology services                57,123                505,075
  Legal services                                  5,500                 38,209
                                       -----------------     ------------------

  Totals                               $      1,012,286              7,938,332
                                       =================     ==================

The value of these services, which was based on the number, and fair value, of shares issued has been included in stock based compensation and consulting expense in the accompanying consolidated statements of operations.

Issuances of Options
--------------------

During the year ended September 30, 2005, we engaged various consultants and other professionals to assist us. Pursuant to the agreements, we granted an aggregate of 2,525,000 options to these consultants at various prices, and recognized stock based compensation expense of approximately $1,039,200.

In October 2004, we also granted options to purchase 700,000 shares of our common stock for $0.20 per share to the members of our Board of Directors as consideration for their service during the current year. The options, which vested on the date of grant, had a fair value of approximately $0.07 in excess of the exercise price on such; accordingly we recognized $49,000 of stock based compensation as a result of the grant of these options.

ACCOUNTING FOR DERIVATIVES

In connection with the sale of certain equity instruments in 2005, we issued freestanding warrants (see Note J of our audited financial statements for the year ended September 30, 2005). Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In these cases, we deduct the fair value of the derivative instrument from the proceeds of sales of the equity instrument.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to operations. For warrant-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

ITEM 7. FINANCIAL STATEMENTS

Our auditors report, as well our following consolidated financial statements as of and for the various period ended September 30, 2005 are included in this report following page 65 at the pages indicated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and our operation of disclosure controls and procedures as of September 30, 2005, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date it carried out our evaluation. Based on the evaluation, which disclosed significant deficiencies or material weaknesses that are being addressed in the actions currently being taken to improve our disclosure controls and procedures, we have identified certain deficiencies and issues with our internal controls that occurred in fiscal year end 2005. These deficiencies and issues include, but are not limited to:

         o On November 14, 2005, we filed amended reports on Form 10-QSB for the periods ended December 31, 2004, March 31, 2005, and June 30, 2005, restating our earnings/ losses to correct a material misstatement resulting from what we recently discovered to be an improper method of accounting used in the computation of stock-based consulting expenses arising from stock options issued under certain consulting agreements.

                  The guidance set forth in Auditing Standard No. 2 ("AS2") of the Public Company Accounting Oversight Board states that the restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency in, and is a strong indicator of a material weakness in internal control over financial reporting. In connection with the filing of the amended 10QSB's, we have concluded that a material weakness existed as of December 31, 2004, which precludes us from concluding that our internal control over financial reporting was effective as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the interim or annual financial statements will not be detected. Therefore, our Management Assessment Report on Internal Control Over Financial Reporting, which was contained in Item 3 of the Form 10-QSB as of March 31, 2005 and which stated that our internal control over financial reporting was effective as of March 31, 2005, can no longer be relied on.

                  We had originally accounted for the options under Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". Under FAS 148, we recognized an original fair value for the options related to cancelable contracts as approximately $408,000. SEC Staff accountants examined our filings as part of the review process for the S-2 Registration Statement and directed us to EITF 96-18 Issue 3, a provision previously unknown to us. Under application of this provision, we would measure the fair value of the options on the date they vest and estimate their fair value on the reporting dates prior to vesting. This error resulted in understatements of our stock based compensation expense in the quarterly reports for the reporting periods ended December 31, 2004, March 31, 2005, and June 30, 2005 of $441,417, $174,225, and $133,900, respectively.

                  To improve our control of the public reporting process, and internal controls, we plan to establish a reporting review committee with participants from throughout the Company. This committee will review all publicly filed documents before they are released to more thoroughly review and ensure the accuracy, correctness, and appropriateness of the filing. Our financial officers are increasing their level of continuing education and relying less upon the review by their auditors. We also intend to retain accounting specialists when we encounter areas outside our normal accounting and financial practices.

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

During the year ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. An Accounting Policy and Procedures Manual has been drafted to address many of the internal control issues related to financial reporting and is currently being implemented. We feel the Financial Reporting issues are being addressed and will improve in the fiscal year of 2006.

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

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages, and positions with us for each of our directors and officers for the fiscal year ended September 30, 2005. As described below, certain officers and directors have resigned or assumed new positions. Directors serve for a period of one year or until the next annual meeting of our shareholders thereafter. The term of the existing board members expire effective the next annual meeting of our shareholders.

Name                                       Age    Position                                               Since
----                                       ---    --------                                               -----

Clifford Wildes (1)                        55     Chief Executive Officer, Treasurer and                 2001
                                                  Director

Kenneth Craig (2)                          51     Chief Financial Officer, Secretary and                 2002
                                                  Director

Erik Jensen (2)                            47     President, Chief Operating Officer and Director        2003

Mark Brewer                                47     Director                                               2002

Virgil "Brother" Sandifer, Jr.             50     Director                                               2004

Benjamin J. Bond                           64     Director                                               2004

Theodore Misiewicz (2) (3)                 47     Director, Secretary and Chief Financial Officer        2005

Daniel Davis                               38     Chief Technical Officer                                2005

Joseph Hudgins                             50     Director - Effective October1, 2005                    2005


(1) Mr. Wildes was a founding shareholder and has been a member of the board of directors since formation of the Company. From incorporation through February 2001 Ron Noce was our CEO. Upon his resignation, Rod Braido became CEO. Mr. Braido resigned as CEO in February 2002 and Cliff Wildes became CEO. In May 2002, Ken Craig was hired and took over as CEO and held that position until becoming CFO in November 2003, at which time Mr. Wildes again assumed the CEO position.

(2) Effective January 2005, Ken Craig became our Chief Operating Officer and Theodore Misiewicz took over as Chief Financial Officer. Effective June 1, 2005 Ken Craig took over responsibility for operations of the telecommunications subsidiary. Effective August 31 2005, we and Ken Craig entered into a separation agreement and Mr. Craig resigned as an officer. Pursuant to the terms of his separation agreement, Mr. Craig received a lump sum severance payment of

$82,500, less ordinary payroll withholdings, and he agreed to a bleed out structure to limit the sales of his shares of the Company to 3% of the shares held by him, any of his family members or any entity controlled by him other than his father, per month for a period of 6 months. Mr. Craig remained as director until October 1, 2005, when he was replaced by Joseph Hudgins.

(3) Effective January 2005, Rod Braido resigned as a member of the Board of Directors and Theodore Misiewicz was appointed to the board to fill the vacancy. Effective July 1, 2005, Mr. Braido resigned as an officer.

CLIFFORD WILDES - Chief Executive Officer, Director and Founder. Mr. Wildes has been with us since we were founded. Prior to serving in roles as CEO, COO, CFO, President and Founder of the Company, Mr. Wildes was our CEO and was also Founder of several companies within the hi-tech sector, as well as business consulting services.

         o Mr. Wildes is the former founder and CEO of Microtech International Inc., a private company that he sold to a Japanese public company in 1995.
         o He was also the founder and CEO of Nova Interactive Inc., which he sold to a public company in 1997.
         o Mr. Wildes was co founder and an Officer of Barclay Partners Inc. from 1996 to 1998.
         o Mr. Wildes is founder and CEO of Meridian Capital Inc a business consulting services from 1997 - 2004.
         o From 1997 to 2001, Mr. Wildes consulted, or has been employed with, various public companies holding positions as their CEO, COO and Vice President and managing the operations of those companies on a temporary or interim basis.
         o Mr. Wildes served as the interim CEO of Beverly Hills Limited, a public company where he was engaged by Board of Directors and its largest shareholder from April 1999 to July 1999 to evaluate and assist in evaluating potential acquisitions candidates for Beverly Hills Ltd.
         o From September 1999 to December 1999, he served as COO of WCollect, an online art auction company, where he was hired at the request of a financing group to evaluate and assist in operations.
         o From January to December 2000, Mr. Wildes was an affiliate of MacKenzie Shea, a business consulting firm. As such, Mr. Wildes was placed as officer or director of several companies in need of management or operational guidance on a temporary basis, similar to what Mr. Wildes had previously done on his own. As part of this role with MacKenzie, Mr. Wildes helped form and operate Siesta Acquisition Corp, Inc., the parent company of Siesta Telecom Inc. a telecom operation purchased from Fusion, Inc. Mr. Wildes also served from February 2001 to June 2001 as director of Key Card Communications, Inc., a private company seeking to merge with a public company, and as a vice president of the Company from August 2001 to December 2001 after it merged with a non-trading, but fully reporting public corporation in November 2001.
         o From December 2000 to January 2004, Mr. Wildes continued his business consulting services as CEO of Meridian Capital, Inc. while he was simultaneously an officer and director of Morgan Beaumont, Inc. In January 2002, Mr. Wildes began working full time for us.

Mr. Wildes received a Bachelor of Science degree in Political Science and Economics from the University of Massachusetts (formerly "Boston State College") in Boston in 1972.

ERIK JENSEN - President, Chief Operating Officer and Director; effective January 2005, President and Director. Mr. Jensen has co founded and sold a number of technology start up companies over the past 15 years. Prior to joining us, Mr. Jensen was President, Director and Co-Founder of Typhoon Voice Technology from 2001 to 2003, a software development company described in Item 1 of this report, which was acquired by us. From 1999 to 2002, Mr. Jensen was Technology marketing manager for all VoIP solutions. He has extensive experience in the telecommunications industry and related technology. He has held executive positions at Callware Technologies and Comdial Corporation, which is currently active. Mr. Jensen has studied Business Administration and Management Information Systems from 1977 to 1988.

JOSEPH HUDGINS - Director, Effective October 2005. Mr. Hudgins was not a Director in the period ended September 30, 2005. Mr. Hudgins has over 25 years experience in the banking industry. Mr. Hudgins is Executive Vice President of First National Bank of Pennsylvania in Sarasota, which is currently active, where he manages its operation in Florida. Hudgins has held senior executive positions with First Third Bank of Florida in 2001 and with First National Bank of Florida from January 2001 through December 2004. Mr. Hudgins was President with First National Bank of Florida F.K.A. West Coast Branch from 1992 through 2003, with SouthTrust Bank of Sarasota from 1990 through 1991 and with SouthTrust Bank of Decatur from 1986 through 1990. From 1978 to 1986, Mr. Hudgins was Vice President for First Union National Bank of Rome. Mr. Hudgins was also Assistant Branch Manager with Valley Fidelity Bank from 1977 through 1978. Mr. Hudgins received a Bachelors Degree in Mathematics from Carson-Newman College in 1977 and received a Masters of Business Administration in Banking Management from the University of Virginia in 1982.

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

VIRGIL LEE "BROTHER" SANDIFER, JR. - Director, Audit Committee Member, Compensation Committee Member. Mr. Sandifer is a certified public accountant and managing partner of the accounting firm of Sayle, Sandifer & Associates, LLP, where he has practiced since 1980. Mr. Sandifer attended the University of Mississippi where he received a Bachelor of Arts in Accounting in 1977 and a Master of Business Administration in 1979.

THEODORE MISIEWICZ - Effective January 2005, Director, and Chief Financial Officer. Mr. Misiewicz is a certified public accountant. He is a financial and operations professional with more than twenty years of extensive operational responsibilities in a wide variety of industries including computer manufacturing, Licensing Financial Services, Affinity Marketing, the Gift Market, Collectibles, Syndication and Consulting. Mr. Misiewicz was director and manager of corporate accounting for QMS, Inc. from 1985 through 1994. During the course of his employment, that Company grew from approximately $50 million in sales to over $300 million as a public corporation. From 1994 through 1995, Mr. Misiewicz was Vice President of Finance & Administration for Jordan American Holdings, Inc. where he was responsible for all corporate financial and administration of the publicly traded holding company including accounting and budgeting. He accomplished the tax-free spin-off of an unprofitable division that served to materially reduce the shares and increase the book value per share. From 1996 through 2000, he was secretary and treasurer for Mill Pond Press, Inc. Mr. Misiewicz was Chief Financial Officer of Atlantic Syndication from 2000 through 2004 and Senior Executive Analyst for American Management Services from March 2004 through May 2004. Mr. Misiewicz attended Western Michigan University where he received a Bachelor of Business Administration.

DANIEL DAVIS - CHIEF TECHNOLOGY OFFICER, effective September 16, 2005. Mr. Davis was our Vice President of Engineering and was promoted to Chief Technology Officer. Prior to being retained by us, Mr. Davis owned and operated Switching Solutions, Inc., a developer of software solutions many of which were specifically tailored to the stored value industry. Switching Solutions is still owned by Mr. Davis; however, it is operated by employees and Mr. Davis has no day to day responsibilities within Switching Solutions. Prior to operating Switching Solutions, Mr. Davis was active in the telecommunications industry serving as the Vice President of Operations for the now defunct Tel-Ops, LLC, of Tampa Florida and Chief Operating Officer for Galaxy Long Distance. Mr. Davis holds an Associate of Computer Technology degree from National Education Center.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

To the best of our knowledge, during the past five years, no present or former director, executive officer, or person nominated to become one of our directors or executive officers:

         o filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing ,or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
         o was convicted in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
         o was the subject of any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/ her involvement in any type of business, securities, or banking activities; or
         o was found by court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

SIGNIFICANT EMPLOYEES
---------------------

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

EMPLOYMENT AGREEMENTS
---------------------

At September 30, 2005, we are obligated under an employment agreement with our chief executive officer. Pursuant to the agreement, the officer received base annual compensation of $185,000 for the year ending September 30, 2005, and is to receive $205,000 for the year ending September 30, 2006 and $225,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $750 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, we agreed to grant him options to purchase 3,250,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs. If we terminate this officer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for a period of six months.

At September 30, 2004, we were also obligated under a non-cancelable employment agreement with another officer that had similar terms to the above agreement, including the grant of options to purchase 2,500,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The contract was canceled during the year ended September 30, 2005 when this officer resigned his position. As consideration for releasing us from any liability under the terms of his employment agreement, we agreed to allow him to keep 1,875,000 of the aforementioned options (or the portion of his options that vested through September 30, 2005).

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004, and 25% of such options (or 1,437,500 options) vested on September 30, 2005. Assuming a change in control does not occur (at which time all remaining options would vest immediately), the remaining outstanding options (812,500) vest on September 30, 2006. Because the option price was effectively the same as the trading value of our stock on the date the options were granted, we were not required to record any stock based compensation for the issuance of these options. However, see Note A - Recent Pronouncements, regarding the accounting for unvested options as of December 2005.

CONSULTING AGREEMENTS
---------------------

We have engaged several financial consultants to assist it in our operations, since the date of our fiscal year end, under the following agreements and terms:

CONSULTING AGREEMENT WITH SCOTT CHRISTIE

Effective October 1, 2004, we entered into a Consulting Agreement with Scott Christie to advise us on financial business and investor matters. Prior to its cancellation, the Agreement was for a term of two (2) years, was terminable by either party on 30 days notice and provided for us to pay Scott Christie a monthly fee of $4,000 and issue 500,000 nonqualified stock options to Mr. Christie exercisable at $0.20 per share on a cashless basis, vesting 100,000 options immediately and 100,000 for the following four quarters. A copy of the Consulting Agreement was attached to our Form 8-K dated December 7, 2004 and is incorporated herein by this reference. Effective April 1, 2005, the consulting agreement with Mr. Christie was terminated.

CONSULTING AGREEMENT WITH ANDREW NEITLICH

Effective October 1, 2004, we entered into a Consulting Agreement with Andrew Neitlich to advise us on financial business and investor matters. Prior to its cancellation, the Agreement was for a term of two (2) years, was terminable by either party on 30 days notice and provided for us to pay Andrew Neitlich a monthly fee of $2,000 and issue 200,000 nonqualified stock options to Mr. Neitlich exercisable at $0.20 per share on a cashless basis, vesting 40,000 options immediately and 40,000 for the following four quarters. A copy of the Consulting Agreement was attached to our Form 8-K dated December 7, 2004 and is incorporated herein by this reference. Mr. Neitlich was terminated in March 2005.

CONSULTING AGREEMENT WITH CASCADE PARTNERS

Effective October 1, 2004, we entered into a Consulting Agreement with Cascade Partners ("Cascade") pursuant to which Cascade provided advisory services. Cascade received $8,000 per month plus options to purchase 1,200,000 of our shares for $0.20 per share on a cashless basis. Our CEO, Clifford Wildes, is a former business partner of two of Cascade's principals and one of Cascade's principals has and continues to provide legal services to or on behalf of Mr. Wildes and our CFO, Theodore Misiewicz. A copy of the Consulting Agreement is attached hereto as Exhibit 9.5. At the end of the Consulting Agreement, we determined that we would not extend the Agreement beyond its expiration date.

JAMES CHRISTIANSEN

Effective January 1, 2005, we entered into a one year consulting agreement with James Christiansen to advise and assist us in developing and implementing appropriate plans and security procedures for our ATM network development. The Agreement is terminable by either party on 30 days notice. As consideration for various services to be rendered, we agreed to pay the consultant monthly fees, and to issue 425,000 nonqualified stock options to him, which allow him to purchase a like number of shares of our common stock for $1.00 per share. The options are exercisable over the next year and may be exercised on a cashless basis. A copy of this consulting agreement is attached as Exhibit 5.1 to our 10-QSB for the period ended March 31, 2005.

DENNARD RUPP GRAY & EASTERLY, LLC

On March 17, we entered into a consulting agreement with Dennard Rupp Gray & Easterly, LLC ("DRG&E") for DRG&E to provide investor relations services and advice to us for a monthly fee. Our contract at DRG&E is Kenneth Dennard. Neither DRG&E nor its principals received any stock or additional compensation for their services. A copy of this consulting agreement is attached as Exhibit
5.3 to our 10-QSB for the period ended March 31, 2005.

WILLIAMS PARKER HARRISON DIETZ AND GETZEN

In 2004, we engaged Williams Parker Harrison Dietz and Getzen of Sarasota Florida to be our local corporate attorneys.

ROBERT WARDELL

We retained Robert Wardell as a consultant in operations for a 3 week period in October and November for the purpose of providing additional in depth implementation training our program managers and operations personnel in Stored Value products.

COMMITTEES OF THE BOARD OF DIRECTORS
------------------------------------

We presently have an audit committee and compensation committee of our board of directors, each of which are controlled by a majority of outside directors.

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

Our Audit Committee consists of two practicing accounting professionals, Benjamin Bond (Chairman of the Committee), and V.L. Sandifer, and also serving on the committee is Mark Brewer.

PAST RELATIONSHIPS AMONG OFFICERS, DIRECTORS AND CONSULTANTS
------------------------------------------------------------

The inside directors, the executive officers and certain consultants have advised our Board of Directors of certain existing and past business relationships among the parties. Cliff Wildes was formerly in partnership with the two principal partners of Cascade Partners. Cascade Partners is now a consultant to us. Prior to us engaging Cascade Partners as a consultant, one of Cascade Partners principal partners represented Cliff Wildes and Ken Craig in the negotiation of their employment agreements with us, and he is also indebted to Clifford Wildes for certain loans that Mr. Wildes extended to him in 2000. One of the Cascade partners has represented Mr. Wildes as personal legal counsel since 2000. Additionally, certain members of the audit committee and Board of Directors have acted as accountants or tax advisors to certain other officers and directors of the Company. The Board of Directors has been advised of the details of these relationships. Cliff Wildes and Rod Braido have been involved in a business relationship/ in business with Meridian Capital Inc. Attorney Gary Glassman has represented Cliff Wildes and one of his companies in the past; Attorney Glassman has also represented one of Cascade Partners in the past.

Cliff Wildes, Ken Craig and Erik Jensen formed West Coast Construction Management, LLC, to acquire Kesselring Construction a building restoration and painting company in Florida, in which Mr. Wildes is a member and Mr. Jensen is a managing member. Mr. Jensen has since resigned from being a member in the LLC.

Ben Bond was past accountant for Nova Interactive Inc., Barclay Partners Inc. and Meridian Capital Inc. Erik Jensen's wife, who is an attorney, previously worked for a firm that did legal work for Mr. Wildes personally and for his companies, including Morgan Beaumont. Mr. Jensen's wife worked with the firm that was Key Card Communication's corporate attorneys. Erik Jensen and James Smith were previously in business together and the shareholders of Typhoon Voice Technology. VL "Brother" Sandifer had filed our past tax returns and has been associated with Ken Craig and his family for years and has filed Mr. Craig's taxes. The Board of Directors has been advised of the details of these relationships.

Cliff Wildes was an investor in Key Card Communications and a director of Key Card Communications for approximately 4 months in 2001 and then became a vice president of its successor after it merged with a non-trading reporting company, until he finally resigned in December 2001. There he met Michael Rejbeni, and others who were involved in the initial operations of Key Card. Mr. Wildes also introduced Key Card to his professional relationships. Benjamin Bond agreed to act as a consultant on accounting matters, Rod Braido agreed to act as member of the board of directors of Key Card and Attorney Gary Glassman agreed to act as one of its corporate attorneys. Mr. Wildes also introduced Key Card to several law firms that presently represent Morgan Beaumont. Mr. Wildes resigned from Key Card's Board of Directors in June 2001 after learning in a board meeting that Key Card had not paid its payroll taxes as they came due. Mr. Wildes remained as a consultant to Key Card and a vice president of its successor until December 2001, to assist in the completion of the merger. The merger was completed; however, Key Card's shares were never listed or traded. Mr. Braido also resigned in December 2001 to join Morgan Beaumont as our CEO. Key Card discontinued operations in approximately July 2002, shortly after Key Card's attorneys reported to its board that they believed that Key Card's founder and President, who is now deceased, had misappropriated substantial amounts of cash from Key Card. There was no known evidence to the auditors or others that anyone else was involved in the embezzlement of Key Card's funds. Mr. Wildes filed suit against Key Card in 2002 and received a judgment against them. Mr. Wildes believed that although Key Card's founder had cheated and deceived him, a number of professional services and local investors, that Key Card did employ a number of good and intelligent individuals who were familiar with the telecom industry. As Morgan Beaumont developed, Mr. Wildes sought out the expertise of those employees to assist him in growing the Company.

CODE OF ETHICS
--------------

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of its equity securities ("Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, the representations in the Merger Agreement between the former Morgan Beaumont and Pan American Energy Corporation, and the written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the year ended September 30, 2005, the Reporting Persons complied with all
Section 16(a) filing requirements applicable to them.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the following individuals, our "named executive officers, and directors" for the two most recently completed fiscal years ended September 30, 2005. This table does not reflect changes that went into effect after the end of our fiscal year.

                                                                                         LONG TERM COMPENSATION
                                               ANNUAL COMPENSATION                  RESTRICTED
                                                                  OTHER ANNUAL     STOCK AWARDED   OPTIONS/* SARS (#)
NAME                TITLE        YEAR      SALARY      BONUS      COMPENSATION           $              GRANTED
----                -----        ----      ------      -----      ------------     -------------        -------
Clifford Wildes     Chief        2005       $185,000  $35,000              16,500        -              3,350,000
(1) (3)             Executive    2004       $150,000     -                 $5,941        -                      -
                    Officer,     2003       $150,000     -                 $9,350        -                      -
                    Treasure
                    and
                    Director
Erik Jensen (1) (3) President,   2005       $125,000  $15,000             $11,500        -                850,000
                    Chief        2004        $96,000                       $4,800    2,000                      -
                    Operating    2003        -                         -                 -                      -
                    Officer,
                    and
                    Director
Theodore Misiewicz  Chief        2005        $74,083     -                $12,100        -                600,000
(1) (3)             Financial    2004                    -                               -                      -
                    Officer,     2003                    -                               -                      -
                    Secretary,
                    and
                    Director






Kenneth Craig (1)   Chief        2005       $233,750  $35,000              $7,800        -              2,500,000
(3)                 Financial    2004       $150,000     -                $12,593        -                      -
                    Officer,     2003       $150,000     -                $18,860        -                      -
                    Secretary,
                    and
                    Director
Daniel Davis        Chief        2005        $78,000     -                 $4,800        -                300,000
                    Technical    2004              -     -             -                 -                      -
                    Officer      2003              -     -             -                 -                      -

James Smith III     Chief        2005         37,000     -             -                 -                150,000
                    Technical    2004        $78,000     -                 $4,800        -                      -
                    Officer      2003        -           -             -                 -                      -
Virgil "Brother"    Audit        2005         $5,000     -                 $3,750        -                100,000
Sandifer, Jr. (1)   Committee    2004         $5,000     -                 $1,000        -                      -
(2)                 Member,      2003              -     -                   $250        -                      -
                    Compensation
                    Committee
                    Member,
                    and
                    Director
Benjamin J. Bond    Audit        2005         $5,000                       $3,750        -                100,000
(1) (2)             Committee    2004         $5,000     -                 $1,000        -                      -
                    Member,      2003            -       -                   $250        -                      -
                    Compensation
                    Committee
                    Member,
                    and
                    Director
Mark Brewer (1) (2) Director;    2005         $5,000     -                 $3,750        -                100,000
                    Audit        2004          $5000     -                  $1000        -                      -
                    Committee;   2003          $5000                         $250        -                      -
                    Compensation
                    Committee
                                 2005     $747,833     $85,000            $63,950        -              8,050,000

(1) Outside Directors receive $5,000 per year to serve on the Board, plus an additional $1,000 if they attend the annual meeting of our Shareholders. They also receive 100,000 options, which vest immediately upon grant. Employee Directors receive 100,000 options, which vest immediately upon grant.

(2) Also a Committee Member. Committee members receive an additional $250 for each Committee Meeting they attend.

(3) The executive officers entered into new employment agreements with us effective after the period covered in this report. A description of the terms and copies of the agreements are set forth in this report.

STOCK OPTION GRANTS

During the year ended September 30, 2005, we granted stock options to officers, directors, employees, and consultants according to the following table.




                                         Option/SAR Grants in Fiscal Year 2005


                                   Number of           % of Total
                                   Securities         Options/SARs
                                   Underlying          Granted to          Average
                                  Options/SARs        Employees in     Exercise Price
            Name                  Granted (#)         Fiscal Year         ($/Share)        Expiration Date
------------------------------ ------------------- ------------------- ---------------- ----------------------
Clifford Wildes                         3,350,000               27.5%            $0.20        October 1, 2014
------------------------------ ------------------- ------------------- ---------------- ----------------------
Erik Jensen                               750,000                6.2%            $0.20        October 1, 2014
------------------------------ ------------------- ------------------- ---------------- ----------------------
Theodore Misiewicz                        600,000                4.9%            $0.76        January 1, 2015
------------------------------ ------------------- ------------------- ---------------- ----------------------
Daniel Davis                              300,000                2.5%            $0.55          July 19, 2015
------------------------------ ------------------- ------------------- ---------------- ----------------------
Kenneth Craig                           2,600,000               21.3%            $0.20        October 1, 2014
------------------------------ ------------------- ------------------- ---------------- ----------------------
                        Total           7,600,000               62.4%            $0.26
                               =================== =================== ================ ======================

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the period ended September 30, 2005. As of the date of this report, no options had been exercised.

OUTSTANDING STOCK OPTIONS AND WARRANTS

As of September 30, 2005, we had options outstanding for the purchase of 10,471,667 share of our common stock at an average exercise price of $0.3 per share. We also had 12,362,500 warrants to purchase our common stock for $0.60 per share.

SUBSEQUENT ISSUANCE OF STOCK OPTIONS

Subsequent to September 30, 2005, we granted stock options according to the following table:

                                                                Average Exercise
                  Granted Vested   Forfeited     Outstanding         Price
                  --------------   ---------     -----------         -----
Directors                  --             --             --             --
Executive Officers         --             --             --             --
Employees           1,000,000        304,168      1,000,000          $0.53
Consultants                --             --             --             --
Total               1,000,000        304,168             --          $0.53

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2005, the number and percentage of the outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all of our current directors and executive officers as a group and (iv) each person who, to our knowledge is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable. This table does not reflect options granted to our executive officers after the period covered in this report, which are listed in the description of their employment agreements.





Title of                Name and address                             Amount of                  Percent class(1) of
class                   beneficial owner                        beneficial ownership                  of class
-----                   ----------------                        --------------------                  --------
                                                                   As of 9/30/05                   As of 9/30/05
                                                                   -------------                   -------------


Common Stock            Clifford Wildes                         7,440,789 shares(2)                       12.3%
                        7436 Myrica Drive
                        Sarasota, FL  34241

Common Stock            Carole L. Wildes                        7,440,789 shares(3)                       12.3%
                        7436 Myrica Drive
                        Sarasota, FL  34241


Common Stock            Erik Jensen                             1,623,757 shares (4)                       2.7%
                        5105 Sunnydale Circle
                        Sarasota, FL  34233

Common Stock            Virgil "Brother" Sandifer, Jr.          100,000 shares related to options          0.2%
                        2037 Hwy 82 E.
                        Greenville, MS 38703

Common Stock            Benjamin J. Bond                        100,000 shares related to options          0.2%
                        1001 N. Washington Blvd., Suite 106
                        Sarasota, Florida 34236

Common Stock            Mark Brewer                             100,000 shares related to options          0.2%
                        12577 South 265 West
                        Draper, UT 84020


Common Stock            Theodore Misiewicz                      600,000 shares related to options          1.0%
                        3688 Quiet Pond Ln.
                        Sarasota, FL  34235

Common Stock            Daniel Davis                            300,000 shares related to options          0.5%


Common Stock            Jody Hudgins                            No shares                                  0.0%


Common Stock            All Officers and Directors              10,264,546 shares                         17.0%
                        as a Group that consists of
                        three people


(1) The percent of class is based on 60,376,153 shares of common stock issued and outstanding as of September 30, 2005.

(2) Of the shares represented as of September 30, 2005 of 3,993,989 are in the name of Cliff Wildes and 96,800 shares are in the name of his wife, Carole L. Wildes, of which he is deemed to be the beneficial owner, and 3,350,000 shares related the options granted Mr. Wildes.

(3) Of the shares represented as of September 30, 2005 of 96,800 are in the name of Carole L. Wildes and 3,993,989 shares are in the name of her husband, Cliff Wildes, of which she is deemed to be the beneficial owner and 3,350,000 shares related the options granted Mr. Wildes.

(4) Of the shares represented as of September 30, 2005, all 773,757 in the name of Erik Jensen and 850,000 shares related the options granted Mr. Jensen.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following is information with respect to the amended 2004 Stock Incentive
Plan:

----------------------------------------- --------------------------------------- -----------------------------------
Number of securities to be issued upon    Weighted average exercise price of      Number of securities remaining
exercise of outstanding options,          outstanding options, warrants and       available for future issuance under
warrants and rights                       rights                                  the compensation plan
----------------------------------------- --------------------------------------- -----------------------------------
                      12,576,666                                   $0.32                               2,423,334
----------------------------------------- --------------------------------------- -----------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been three transactions within the last two years where one of our directors, officers or shareholders, had a direct or indirect interest.

o Erik Jensen, our current President and COO, was an officer and director of Typhoon Voice Technologies in 2003. Typhoon had contracts with us for the development of the Morgan Beaumont Network and database. We have since acquired Typhoon and all assets thereof.

o Virgil "Brother" Sandifer, Jr., prepared our 2002 and 2003 tax returns as our tax accountant before joining our Board of Directors.

o Kesselring Corporation, a licensed Florida Contractor, performed remodeling services for us at various times during the year ended September 30, 2005. Clifford Wildes is a minority shareholder in Kesselring and Erik Jensen also owned a minority interest in Kesselring from January 2005 until September 2005.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K:

(b) Exhibits:

Exhibits included or incorporated by reference herein are set forth in the
Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
----------

The aggregate fees billed and/or expected to be billed for the year ended September 30, 2005 and the nine months ended September 30, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and reviews of our interim financial information included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were approximately as follows:

                                                           Year Ended September 30,     Nine Months Ended September 30,
                                                                     2005                            2004
Audit Fees                                                          $96,000                         $44,300
Audit Related Fees                                                  $  0.00                         $  0.00
Tax Fees                                                            $  0.00                         $  0.00
All Other Fees, Including Tax Consultation and                      $  0.00
Preparation


All audit fees are approved by our Board of Directors upon recommendation of the Audit Committee prior to the commencement of the audit.

AUDIT RELATED FEES
------------------

None.

TAX FEES
--------

None.

ALL OTHER FEES
--------------

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

MORGAN BEAUMONT

By:         /S/CLIFFORD WILDES
            ---------------------------------------------------
            Clifford Wildes, Chief Executive Officer, Treasurer
            Director
            Date: December 23, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /S/CLIFFORD WILDES
            ------------------------------------------------------
            Clifford Wildes, Chief Executive Officer and Treasurer (Principal Executive Officer)
            Director
            Date: December 23, 2005

By:         /S/THEODORE MISIEWICZ
            --------------------------------------------------------------
            Theodore Misiewicz, Secretary and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Director
            Date: December 23, 2005

                                 EXHIBITS INDEX

                 EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

    EXHIBIT
    NUMBER         DESCRIPTION OF EXHIBIT

      3.1          Articles of Incorporation (1)

      3.2          Bylaws (1)

      4.1          Share Certificate (1)

      7.1          Consent of Independent Registered Public Accounting Firm (1)

      9.1          Employment Agreement with Clifford Wildes (2)
      9.2          Employment Agreement with Erik Jensen (2)
      9.3          Employment Agreement with Theodore Misiewicz (2)
      9.4          Employment Agreement with Daniel Davis (2)
      9.5          Consulting Agreement with Cascade Partners (2)

      19.1         Definitive Information on Schedule 14C (1)

      31.a Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

      31.b Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

      32.a Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

      32.b Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed as an Exhibit to the Form 10-KSB filed with the Securities and Exchange Commission on December 19, 2004.

(2) Filed as an Exhibit to this Annual Report on Form 10-KSB.

                               REPORTS ON FORM 8-K

On November 1, 2005, we filed a report on Form 8-K announcing under Item 8 of that report the restatement of our earnings on our Form 10-QSB for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005, the agreement with MoneyGram and the modification of the MTel contract.

On December 16, 2005, we filed a report on Form 8-K announcing under Item 8 of that report the agreement with Products Benefits Systems and the conference call scheduled on December 13, 2005.

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                   CONSOLIDATED FINANCIAL STATEMENTS AS OF AND
                            FOR VARIOUS PERIODS ENDED
                          SEPTEMBER 30, 2005 AND 2004,
                            AND REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

                             MORGAN BEAUMONT, INC.
                             ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                                TABLE OF CONTENTS
                                -----------------

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Financial Statements as of and for various periods ended September 30, 2005 and 2004:
     Balance Sheet...........................................................F-2

     Statements of Operations................................................F-3

     Statements of Stockholders' Equity (Deficit)............................F-4

     Statements of Cash Flows................................................F-6

     Notes to Financial Statements...........................................F-8


--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MORGAN BEAUMONT, INC. AND
SUBSIDIARY:

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEET OF MORGAN BEAUMONT, INC. AND SUBSIDIARY (THE "COMPANY"), A DEVELOPMENT STAGE ENTERPRISE, AS OF SEPTEMBER 30, 2005, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS' EQUITY (DEFICIT) AND CASH FLOWS FOR THE YEAR THEN ENDED, THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND THE PERIOD JULY 10, 2000 (DATE OF INCORPORATION) TO SEPTEMBER 30, 2005. THESE CONSOLIDATED FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE CONSOLIDATED FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH THE STANDARDS OF THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES OF AMERICA). THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDITS TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. THE COMPANY IS NOT REQUIRED TO HAVE, NOR WERE WE ENGAGED TO PERFORM, AN AUDIT OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING. OUR AUDIT INCLUDED CONSIDERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING AS A BASIS FOR DESIGNING AUDIT PROCEDURES THAT ARE APPROPRIATE IN THE CIRCUMSTANCES, BUT NOT FOR THE PURPOSE OF EXPRESSING AN OPINION ON THE EFFECTIVENESS OF THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING. ACCORDINGLY, WE EXPRESS NO SUCH OPINION. AN AUDIT INCLUDES EXAMINING ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF THE COMPANY AS OF SEPTEMBER 30, 2005, AND THE RESULTS OF ITS OPERATIONS AND CASH FLOWS FOR THE YEAR THEN ENDED, THE NINE MONTHS ENDED SEPTEMBER 30, 2004, AND THE PERIOD JULY 10, 2000 (DATE OF INCORPORATION) TO SEPTEMBER 30, 2005, IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTES A AND B TO SUCH FINANCIAL STATEMENTS, THE COMPANY IS IN THE DEVELOPMENT STAGE, HAS SUFFERED RECURRING LOSS FROM OPERATIONS AND WILL HAVE ONGOING REQUIREMENTS FOR ADDITIONAL CAPITAL INVESTMENT. THESE FACTORS RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS IN REGARD TO THESE MATTERS ARE ALSO DESCRIBED IN NOTE B. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

KINGERY & CROUSE, P.A /S/

DECEMBER 20, 2005
TAMPA, FL

                             MORGAN BEAUMONT, INC.
                             ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005

--------------------------------------------------------------------------------

ASSETS
------

CURRENT ASSETS:
 Cash and cash equivalents                                         $  2,474,712
 Receivables:
   Accounts (net of allowance for doubtful accounts of $90,000)       2,315,788
   Other                                                                 18,398
 Inventories                                                            204,192
 Prepaid expenses and other current assets                               89,231
                                                                   -------------
       Total current assets                                           5,102,321

PROPERTY AND EQUIPMENT - NET                                          1,348,458

OTHER ASSETS                                                             77,125
                                                                   -------------

TOTAL                                                              $  6,527,904
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                          $    423,570
 Deferred revenues                                                    1,910,467
 Derivative financial instruments                                     5,068,625
                                                                   -------------
        Total current liabilities                                     7,402,662
                                                                   -------------

COMMITMENTS AND CONTINGENCIES (see Note F)

COMMON STOCK WITH REGISTRATION RIGHTS:
  7,125,000 shares issued and outstanding at $0.001 par value         1,425,000
  12,362,500 shares issued and outstanding at $0.001 par value        1,435,675
                                                                   -------------
         Total common stock with registration rights                  2,860,675
                                                                   -------------

STOCKHOLDERS' DEFICIT:
  Common stock - $0.001 par value: 170,000,000 shares authorized;
     40,888,653 shares issued and outstanding                            40,889
  Additional paid-in capital                                          6,296,550
  Deficit accumulated during the development stage                  (10,072,872)
                                                                   -------------
        Total stockholders' deficit                                  (3,735,433)
                                                                   -------------

TOTAL                                                              $  6,527,904
                                                                   =============


See notes to financial statements.


                                            MORGAN BEAUMONT, INC.
                                            ---------------------
                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                       --------------------------------

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------

                                                                                        For the period
                                                   For the year       For the nine       July 10, 2000
                                                       ended          months ended          (date of
                                                   September 30,      September 30,    incorporation) to
                                                       2005               2004         September 30, 2005
                                                   -------------      -------------      -------------
REVENUES (NET OF RETURNS AND ALLOWANCES)           $  1,089,673       $     58,602       $  1,679,892

COST OF REVENUES                                      1,075,445             35,833          1,391,607
                                                   -------------      -------------      -------------

GROSS PROFIT                                             14,228             22,769            288,285
                                                   -------------      -------------      -------------

OTHER OPERATING EXPENSES:
Stock based compensation and consulting               1,088,200             14,200          2,100,486
Other employee compensation and benefits              2,400,555            624,972          3,475,670
Other professional and consulting fees                1,096,838            141,116          1,280,533
Purchased in process research and development                --                 --            153,190
Impairment of assets                                    212,000             43,154            255,154
Occupancy and equipment                                 506,712             88,951            691,787
Selling and marketing                                   120,211             28,301            215,792
Travel and entertainment                                102,344             24,073            130,437
Other                                                   279,643             64,358            399,921
                                                   -------------      -------------      -------------
   Total other operating expenses                     5,806,503          1,029,125          8,702,970
                                                   -------------      -------------      -------------

LOSS FROM OPERATIONS                                 (5,792,275)        (1,006,356)        (8,414,685)
                                                   -------------      -------------      -------------

OTHER INCOME (EXPENSE):
Gain (loss) from settlement of litigation                60,000            (56,000)             4,000
Loss on derivative financial instruments             (1,607,125)                --         (1,607,125)
Interest income                                          34,283             36,211             70,494
Interest expense                                         (4,159)            (5,190)           (16,897)
Registration rights penalties                           (99,750)                --            (99,750)
Other                                                    (8,909)                --             (8,909)
                                                   -------------      -------------      -------------
    Total other income (expense)                     (1,625,660)           (24,979)        (1,658,187)
                                                   -------------      -------------      -------------

NET LOSS                                           $ (7,417,935)      $ (1,031,335)      $(10,072,872)
                                                   =============      =============      =============

NET LOSS PER SHARE - Basic and diluted             $      (0.15)      $      (0.08)
                                                   =============      =============

Weighted average number of shares outstanding        49,175,851         12,697,400
                                                   =============      =============


See notes to financial statements.

                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                 --------------------------------

                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           --------------------------------------------


                                                                                                             Deficit
                                                                                                 Note      Accumulated
                                                      Common Stock      Additional  Common    Receivable   During the
                                               -----------------------   Paid-In     Stock       from      Development
                                                  Shares    Par Value    Capital   Subscribed Stockholder      Stage        Total
                                               ------------ --------- ------------- -------- ------------ ------------- ------------
Balances, July 10, 2000
(date of incorporation)                                 --  $     --  $         --  $    --  $        --  $         --  $        --

Common stock subscription                               --        --            --      100           --            --          100
Net loss                                                --        --            --       --           --            --           --
                                               ------------ --------- ------------- -------- ------------ ------------- ------------
Balances, December 31, 2000                             --        --            --      100           --            --          100

Issuance of common stock for cash:
     At $0.0069 per share                           50,947        51           399     (100)          --            --          350
     At $0.0063 per share                          796,047       796         4,204       --           --            --        5,000
Issuance of common stock for services -
     At $0.0785 per share                        1,557,067     1,557       120,693       --           --            --      122,250
Net loss                                                --        --            --       --           --      (216,982)    (216,982)
                                               ------------ --------- ------------- -------- ------------ ------------- ------------
Balances, December 31, 2001                      2,404,061     2,404       125,296       --                   (216,982)     (89,282)

Issuance of common stock for cash:
     At $0.0785 per share                           26,747        27         2,073       --           --            --        2,100
     At $0.1309 per share                        1,295,327     1,295       168,205       --           --            --      169,500
     At $0.157 per share                           318,419       318        49,682       --           --            --       50,000
Issuance of common stock for services:
     At $0.0785 per share                          928,254       928        71,952       --           --            --       72,880
     At $0.13111 per share                       1,509,304     1,509       196,382       --           --            --      197,891
     At $0.157 per share                            67,505        68        10,532       --           --            --       10,600
Net loss                                                --        --            --       --           --      (451,646)    (451,646)
                                               ------------ --------- ------------- -------- ------------ ------------- ------------
Balances, December 31, 2002                      6,549,617     6,549       624,122       --           --      (668,628)     (37,957)

Issuance of common stock for cash:
     At $0.0785 per share                          284,195       284        22,029       --           --            --       22,313
     At $0.157 per share                           254,735       255        39,745       --           --            --       40,000
Issuance of common stock for services:
     At $0.157 per share                         3,785,774     3,786       590,679       --           --            --      594,465

                                                                                                                 (CONTINUED)
                                                               F-4



                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                 --------------------------------

                                           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           --------------------------------------------

                                                                                                             Deficit
                                                                                                 Note      Accumulated
                                                      Common Stock      Additional  Common    Receivable   During the
                                               -----------------------   Paid-In     Stock       from      Development
                                                  Shares    Par Value    Capital   Subscribed Stockholder      Stage        Total
                                               ------------ --------- ------------- -------- ------------ ------------- ------------

Issuance of common stock for assets of Typhoon
     Technologies at $0.157 per share            1,421,357     1,421       221,769       --           --            --      223,190
Net loss                                                --        --            --       --           --      (954,974)    (954,974)
                                               ------------ --------- ------------- -------- ------------ ------------- ------------
Balances, December 31, 2003                     12,295,678    12,295     1,498,344       --           --    (1,623,602)    (112,963)

Issuance of common stock for cash ($.0785 per
    share)                                         263,651       264        20,436       --           --            --       20,700
Issuance of common stock held in escrow            350,260       350          (350)      --
Common stock issued for services at $0.157 per
    share                                           90,428        91        14,109       --           --            --       14,200
Issuance of common stock in exchange for net
    assets in a recapitalization                27,025,000    27,025     2,941,975       --   (3,000,000)           --      (31,000)
Collections on note receivable from
    stockholder through September 30, 2004              --        --            --       --      971,051            --      971,051
Collections on note receivable from
    stockholder after September 30, 2004
    (reflected as a current asset)                      --        --            --       --      644,535            --      644,535
Net loss                                                --        --            --       --           --    (1,031,335)  (1,031,335)
                                               ------------ --------- ------------- -------- ------------ ------------- ------------

Balances, September 30, 2004                    40,025,017    40,025     4,474,514       --   (1,384,414)   (2,654,937)     475,188

Issuance of common stock and warrants for
   cash:
   At $.20  per share                            7,125,000     7,125     1,417,875       --           --            --    1,425,000
   At $.40 per share (net of stock issuance
     costs)                                     12,362,500    12,362     4,871,252       --           --            --    4,883,614
Allocation of proceeds from sales of common
    stock to derivative financial
    instruments (warrants)                              --        --    (3,461,500)      --           --            --   (3,461,500)
Allocation of proceeds from sale of common
    stock to common stock with registration
    rights                                     (19,487,500)  (19,487)   (2,827,627)      --           --            --   (2,847,114)
Value attributable to consulting and director
    options                                             --        --     1,074,700       --           --            --    1,074,700
Issuance of common stock for certain property
    and equipment of MTel                          863,636       864       747,336       --           --            --      748,200

Collections on note receivable from stockholder         --        --            --       --    1,384,414            --    1,384,414

Net loss                                                --        --            --       --           --    (7,417,935)  (7,417,935)
                                               ------------ --------- ------------- -------- ------------ ------------- ------------

Balances, September 30, 2005                    40,888,653  $ 40,889  $  6,296,550  $    --  $        --  $(10,072,872) $(3,735,433)
                                               ===========  ========  ============  =======  ===========  ============  ===========


See notes to financial statements.


                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                 --------------------------------

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     For the period
                                                                                                                     July 10, 2000
                                                                                                                       (date of
                                                                                   For the year     For the nine     incorporation)
                                                                                      ended         months ended          to
                                                                                   September 30,    September 30,    September 30,
                                                                                       2005             2004             2005
                                                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $ (7,417,935)    $ (1,031,335)    $(10,072,872)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    145,881           28,688          207,931
       Provision for bad debts                                                           90,000               --           90,000
       Amortization of intangible assets                                                  8,850            6,635           15,485
       Stock based compensation and consulting                                        1,088,200           14,200        2,100,486
       Purchased in process research and development                                         --               --          153,190
     Loss on derivative financial instruments                                         1,607,125               --        1,607,125
       Impairment of assets                                                             212,000           43,154          255,154
       Forgiveness of indebtedness as a result of litigation settlement                 (50,000)         (50,000)
    Changes in assets and liabilities, net:
        Decrease (increase)  in receivables                                          (2,418,321)          (5,865)      (2,418,321)
        Decrease (increase) in inventories                                             (204,192)              --         (204,192)
        Decrease (increase) in prepaid expenses and other current assets                (83,363)          27,432          (89,231)
        Decrease (increase) in other assets                                             (46,603)         (30,525)         (66,072)
        Increase (decrease) in deferred revenue                                       1,910,467               --        1,910,467
        Increase (decrease) in accounts payable and accrued  liabilities                 28,724          137,637          375,650
                                                                                   -------------    -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                                (5,129,167)        (809,979)      (6,185,200)
                                                                                   -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                               (643,516)         (45,551)        (791,765)
     Notes receivable                                                                  (202,000)              --         (202,000)
     Initial investment in Financial Services International, Inc.                       (10,000)              --          (10,000)
     Purchase of assets from Typhoon Voice Technologies, Inc.                                --               --           (5,000)
                                                                                   -------------    -------------    -------------
 NET CASH USED IN INVESTING ACTIVITIES                                                 (855,516)         (45,551)      (1,008,765)
                                                                                   -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings under notes payable                                             --               --           97,912
    Repayments of notes payable                                                              --          (36,500)         (47,912)
      Proceeds from the issuance of common stock and warrants (net of stock issuance
         costs)                                                                       6,308,614           20,700        6,618,677
     Collections on note receivable from stockholder                                  2,028,949          971,051        3,000,000
                                                                                   -------------    -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             8,337,563          955,251        9,668,677
                                                                                   -------------    -------------    -------------

                                                                                                                       (CONTINUED)




                                                      MORGAN BEAUMONT, INC.
                                                      ---------------------
                                                 (A DEVELOPMENT STAGE ENTERPRISE)
                                                 --------------------------------

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (CONTINUED)


                                                                                                                   For the period
                                                                                                                   July 10, 2000
                                                                                                                     (date of
                                                                                    For the year     For the nine   incorporation)
                                                                                       ended         months ended        to
                                                                                    September 30,    September 30,  September 30,
                                                                                        2005             2004           2005
                                                                                     -----------     -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             2,352,880          99,721       2,474,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          121,832          22,111              --
                                                                                     -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $2,474,712      $  121,832      $2,474,712
                                                                                     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
Interest paid                                                                        $    4,159      $    3,031      $    7,390
                                                                                     ===========     ===========     ===========
Income taxes paid                                                                    $       --      $       --      $       --
                                                                                     ===========     ===========     ===========

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock                                           $  748,200      $       --      $  818,200
                                                                                     ===========     ===========     ===========
Reclassification of proceeds from sales of common stock to common stock with
   registration rights and derivative financial instruments                          $6,322,175      $       --      $6,322,175
                                                                                     ===========     ===========     ===========
Issuance of common stock for net assets of Pan American Energy Corporation in a
   recapitalization  - see Note A                                                    $       --      $2,969,000      $2,969,000
                                                                                     ===========     ===========     ===========


See notes to financial statements.

                              MORGAN BEAUMONT, INC.
                              ---------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Morgan Beaumont, Inc. (the "Company"), which is considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7., was incorporated under the laws of the state of Florida on July 10, 2000.

In August 2004, the Company consummated a merger and recapitalization with Pan American Energy Corp ("PAEC"), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations, however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby the Company was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. As a result, the accompanying results of operations and cash flows for each of the periods prior to the date of the merger represent the Company's results of operations and cash flows as if it were the accounting acquirer.
On the date of the merger, the shareholders of PAEC received 27,025,000 shares of our common stock on the date of transaction.

In connection with this transaction, the Company received a $3,000,000 note receivable from a representative of the PAEC shareholder group. No balance remained outstanding on the note as of September 30, 2005.

Immediately prior to the merger, the Company reduced its outstanding shares via a reverse stock split whereby its outstanding shares were reduced at the rate of
7.8513 to one. In addition, on June 1, 2004, its Articles of Incorporation were amended to change the par value of common stock from $1.00 to $0.001. All references to the number of shares, and related par values, in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of the Company's incorporation.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MBI Services Group, LLC (collectively "we", "us", "our"). All significant intercompany accounts and balances have been eliminated in consolidation.

Change in Year End
------------------

In 2004, we changed our year end from December 31 to September 30. Accordingly, the accompanying consolidated financial statements are as of and for the year ended September 30, 2005 and for the nine months ended September 30, 2004 as well as from inception to September 30, 2005.

We are headquartered in Bradenton, Florida, and at September 30, 2005 we also have a facility in Miami, Florida. Our primary products are as follows:

     o The Morgan Beaumont ATM and Debit Cards, Morgan Beaumont Stored Value VISA cards and Morgan Beaumont Stored Value MasterCard which are re-loadable financial products primarily for the sub-prime credit market. We have been providing these cards to consumers in the sub-prime credit market sector since the third quarter of 2002. The sub-prime market is generally made up of consumers that do not have checking accounts and/or the ability to obtain debit or credit cards. We have also provided these products to third party companies for co-branding with their company name and logo, and have been marketing these products under our brand name.

     o In June of 2005, through our subsidiary, we began selling prepaid phone cards branded as Morgan Beaumont Phone Cards, and MBI Services Phone Cards. We also privately brand phone cards for some of our distributors and sell unique authorization codes to distributors for resale ("PIN"). The prepaid phone cards have a concealed PIN that the end user exposes in order to use. Once the user has the PIN and the toll-free access number, the user is then able to place both domestic and international long-distance phone calls through our telephone equipment. Our telephone equipment has the retail value of the associated PIN in our database and reduces the value as the user incurs phone charges based on our rates published on our website. Once the value of the PIN has been used up our telephone equipment disconnects any call in process and does not allow the PIN to be used again.

Revenue Recognition and Deferred Revenue
----------------------------------------

We generate the following types of revenues:

     o Initiation fees, which arise from sales of our stored value and debit cards.

     o Subscription fees, which arise from hosting or licensing fees. Under a hosted agreement, our customers are not charged for the use of our proprietary software; rather they pay a per minute or per transaction fee for each use whereas under a licensing agreement, our customer pays monthly fees for the use of our software at each of their loading stations.

     o Transaction fees, which arise from the use and loading of cash for ATM, debit or stored value cards.

     o Maintenance fees, which arise from charges for keeping the cards active.

     o Financial float fees, which arise from charges for the instant load of cash and convenience of stored value, ATM and debit cards.

     o Sales of prepaid phone cards and related phone card fees which arise from the usage of such cards. All revenue from the sale of prepaid phone cards is initially deferred and subsequently amortized to revenues as the cards are used.

     o Revenues from sales of long-distance minutes are recognized when provided.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements ("SAB 104") for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, revenue for our stored value cards are recognized when shipped and revenue for our prepaid telephone card sales are recognized when the products are used. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------

Our credit terms for stored value cards vary from net 30 days to up to 90 days from the date of shipment. Our credit terms for prepaid phone cards vary from COD to "first use" plus 3 days with first use being defined as the first time a particular phone card is used. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers' ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories
-----------

Inventories, which are stated at the lower of cost or market as determined using the first in first out method, consist primarily of prepaid phone cards, and reloadable stored value cards.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable and that the resolution of various contingencies (see Note F) will not materially impact our consolidated financial statements. In addition, the determination and valuation of derivative financial instruments is a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Advertising Costs
-----------------

We expense advertising costs as they are incurred. Advertising costs were $120,211, $28,301, and $215,792 during the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005, respectively.

Equity Issued with Registration Rights
--------------------------------------

In connection with sales of our common stock during the fiscal year ended September 30, 2005 (see Note J), we granted certain registration rights that provide for liquidated damages in the event we fail to timely perform under the agreements. Although the common stock does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for permanent equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time the conditions are eliminated.

Derivative Financial Instrument Liabilities
-------------------------------------------

In connection with the sale of certain equity instruments in 2005, we issued freestanding warrants (see Note J). Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In these cases, we deduct the fair value of the derivative instrument from the proceeds of sales of the equity instrument.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to operations. For warrant-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Financial Instruments
---------------------

We believe the book value of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature. We also believe the book values of our derivative financial instrument liabilities approximates their fair values as such amounts were derived using a Black Scholes pricing model, and assumptions that we believe are reasonable in the circumstances.

Property and Equipment
----------------------

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives, which range from three to ten years.

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At September 30, 2005 approximately 90% of our accounts receivable (or approximately $2,084,000, which amount is offset by approximately $1,811,000 of deferred revenues) arise from 10 customers, and revenues from these customers accounted for approximately 80% of our revenues during the year ended September 30, 2005.

With respect to cash and cash equivalents, we frequently maintain cash and cash equivalents balances in excess of federally insured limits. We have not experienced any losses in such accounts.

Long-Lived Assets and Impairment
--------------------------------

Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the year ended September 30, 2005 and the nine months ended September 30, 2004, we determined that certain impairment losses were necessary and charged operations for approximately $212,000 and $43,200, respectively. The 2004 losses were necessary because of certain technology changes whereas the 2005 losses primarily arose from our determination that a note receivable was not recoverable. At September 30, 2005, we believe all of our remaining long-lived assets are recoverable.

Net Loss Per Share
------------------

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalent shares arise from options and warrants that were issued in 2005 see Notes F, G, I and J). Because of our net losses in 2005, none of these common stock equivalent shares are dilutive; accordingly basic and diluted net loss per share are accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Stock - Based Compensation
--------------------------

We account for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation". It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Until such time that we are required to apply SFAS 123 (R) (see "Recent Pronouncements"), as permitted by SFAS No.123 and amended by SFAS No. 148, we will continue to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

With respect to non-employee stock options that vest at various times, have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Number 96-18 Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultants' performance is complete) The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Income Taxes
------------

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid, and accounts receivable, less deferred revenues, that are not recognized as revenue for tax and reporting purposes until we receive payment.

Research and Development
------------------------

Research and development costs, which approximated $303,000, $73,600 and $614,000 during the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005, respectively, are expensed as incurred.

Recent Pronouncements
---------------------

SFAS 154 `ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION
--------------------------------------------------------------------------------
NO. 20 AND FASB STATEMENT NO. 3
-------------------------------

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

SFAS 153 - EXCHANGES OF NON-MONETARY ASSETS AN AMENDMENT OF APB OPINION NO. 29
------------------------------------------------------------------------------

In December 2004, FASB Statement No. 153 was issued amending APB Opinion No. 29 to eliminate the exception allowing non-monetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to at their fair values. This exception was replaced with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after the June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

FIN 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN
-------------------------------------------------------------------
INTERPRETATION OF FASB STATEMENT NO. 143"
-----------------------------------------

FASB Interpretation No. 47, issued in March 2005, clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (our fiscal year ending June 30, 2006). Adoption of this Interpretation is not expected to have a material impact on our financial statements.

SFAS 123(R) `SHARE-BASED PAYMENTS'
----------------------------------

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005 The adoption of FAS 123(R) in the first quarter of fiscal 2006 will require us to recognize stock-based compensation expense of approximately $750,000, in fiscal 2006 and $250,000 in fiscal 2007for the unvested portion of options we have issued through September 30, 2005.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses and negative cash flows from operations since our inception, and at the present time, we anticipate that we will exhaust our current cash resources in the second quarter of fiscal 2006. In addition, we expect to have ongoing requirements for capital investment to implement our business plan, and we have various contingent liabilities that could adversely impact our cash availability if they are not resolved in our favor. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. With respect to this matter, we recently made the decision to allow our warrant holders (see Note J) to exercise their warrants at a price of $.20 per share anytime through December 28, 2005. Since we currently have 12,362,500 warrants outstanding, the exercise of all of the warrants before such date would provide us with cash of approximately $2,473,000. Finally, we expect that operating revenues from the sales of our products and other related revenues will increase.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in funding our estimated cash shortfalls through additional debt or equity capital and/or any cash generated by our operations. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Assuming our net operating loss carryforwards are not disallowed by taxing authorities because of certain "change in control" provisions of the Internal Revenue Code, at September 30, 2005 we have net operating loss carryforwards of approximately $6,369,000 for income tax purposes (the significant difference between our net operating carryforwards and our deficit arises primarily from the loss on derivative financial instruments and certain stock based and impairment expenses that are considered to be permanent differences between book and tax reporting ). These carryforwards expire in various years through the year ended September 30, 2025. Components of our net current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at September 30, 2005:

Net current deferred income tax asset:
   Accounts payable and accrued liabilities                                           $   159,400
   Receivables (net of deferred revenues)                                                (159,600)
   Other                                                                                   (2,200)
   Net operating loss carryforwards                                                         2,400
                                                                                      ------------
Subtotal                                                                                       --
Less valuation allowance                                                                       --
                                                                                      ------------

Net current deferred income tax asset                                                 $        --
                                                                                      ============

Non-current deferred income tax asset:
    Intangibles                                                                       $    15,200
    Net operating loss carry forward                                                    2,407,000
                                                                                      ------------
Subtotal                                                                                2,422,200
Less valuation allowance                                                               (2,422,200)
                                                                                      ------------

Non-current deferred income tax asset                                                 $        --
                                                                                      ============

Our non-current deferred income tax asset is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109. The total valuation allowance increased by approximately $1,823,000 during the year ended September 30, 2005

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2005:

Furniture, fixtures and equipment                                                     $ 1,375,909
Computer software                                                                         121,739
Leasehold improvements                                                                     17,297
                                                                                      ------------
                                                                                        1,514,945
Less accumulated depreciation and amortization                                           (166,487)
                                                                                      ------------

Property and equipment - net                                                          $ 1,348,458
                                                                                      ============

Property and equipment includes approximately $948,000 of telecommunications equipment that was purchased from MTEL Communications, Inc ("MTEL") on May 6, 2005. MTEL is a telecommunications provider that used the equipment to service its prepaid phone cards that were sold in foreign markets for calls back to the United States. We are using the equipment to offer United States based prepaid phone cards and eventually anticipate offering a phone card feature with our debit card products. As consideration for the purchased assets, we paid $200,000 and issued 863,636 shares of our common stock.

NOTE E -OTHER RELATED PARTY TRANSACTIONS

At September 30, 2005, accounts payable and accrued liabilities include approximately $75,000 that is owed to various officers for accrued vacation.

During the year ended September 30, 2005, we engaged a construction company in which our President and CEO has an interest to remodel our new facility to meet our operating needs. Total amounts paid to this entity for these leasehold improvements approximated $57,000 (including $40,000 incurred and paid subsequent to September 30, 2005).

At the time of the purchase of the MTEL assets (see Note D), we engaged the founder and President of MTEL to provide certain consulting services to us under a consulting agreement that requires, at a minimum, monthly payments of $7,000 for a period of at least eighteen months. During the year ended September 30, 2005, we paid approximately $35,000 under this arrangement.

Subsequent to the date of the purchase of the MTEL assets (see Note D), we purchased approximately $690,000 of telecommunications services from MTEL.

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

We are obligated under various operating lease agreements for our facilities. Future minimum lease payments under these leases are approximately as follows at September 30, 2005:

Years ending
September 30,                                                     Amounts
                                                             -------------------

      2006                                                   $          286,800
      2007                                                              286,800
      2008                                                              194,700
      2009                                                               48,700
                                                             -------------------

      Total                                                  $          817,000
                                                             ===================

Rent expense under all operating leases for the year ended September 30, 2005, and the nine months ended September 30, 2004 approximated $194,100 and $31,800, respectively.

Employment Agreements
---------------------

At September 30, 2005, we are obligated under an employment agreement with our chief executive officer. Pursuant to the agreement, the officer received base annual compensation of $185,000 for the year ending September 30, 2005, and is to receive $205,000 for the year ending September 30, 2006 and $225,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $750 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, we agreed to grant him options to purchase 3,250,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs. If we terminate this officer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for a period of six months.

At September 30, 2004, we were also obligated under a non-cancelable employment agreement with another officer that had similar terms to the above agreement, including the grant of options to purchase 2,500,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The contract was canceled during the year ended September 30, 2005 when this officer resigned his position. As consideration for releasing us from any liability under the terms of his employment agreement, we agreed to allow him to keep 1,875,000 of the aforementioned options (or the portion of his options that vested through September 30, 2005).

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004, and 25% of such options (or 1,437,500 options) vested on September 30, 2005. Assuming a change in control does not occur (at which time all remaining options would vest immediately), the remaining outstanding options (812,500) vest on September 30, 2006. Because the option price was effectively the same as the trading value of our stock on the date the options were granted, we were not required to record any stock based compensation for the issuance of these options. However, see Note A - Recent Pronouncements, regarding the accounting for unvested options as of December 2005.

We are also obligated under other employment agreements; however they have customary and reasonable terms for the respective employees and are generally cancelable on thirty days notice. If we elect to exercise such cancellation options, we are obligated to pay severance to two of the employees in the amount of compensation and benefits they would have otherwise earned for a period of six months.

Service and Purchase Agreements
-------------------------------

We have entered into one to three year contracts with various contractors to provide certain marketing, technology and customer support services to expand the money card program. Since the fees to be paid are contingent primarily on sales volume, it is not possible to calculate the amount of the future commitment on these contracts.

Other Purchase Commitments
--------------------------

In addition to the above, as of September 30, 2005, we had committed ourselves to purchase approximately $600,000 of inventories during the period October 1, 2005 to June 30, 2006.

We have engaged the firm of ePlus to conduct a PCI Security and Compliance audit and certification for our network. If successful, this audit will provide us with certification of our SIRE Network and will allow us greater access to expand our POPs. We anticipate the process to be completed by December 31, 2005 and with a total cost associated with this audit process to be in excess of $265,000. We have already expended $200,000 on this project to date which includes hardware systems improvements as well as consulting costs.

Contingencies
-------------

In the normal course of business, we are involved in certain legal matters in which the claimants are seeking damages in excess of $6,000,000; principally arising from a suit with a former employee and substantially all of which results from a claim to our stock based on the pre-merger stock count with no consideration given to the reverse stock split discussed at Note A. The employee was terminated for cause by us after only a few months of employment. In an attempt to settle this dispute without litigation, we offered to pay all compensation due to Mr. Cloud under his employment agreement through the date he was terminated (which amount was not significant) however such offer was refused. Mr. Cloud has also asserted that he is entitled to pre-merger shares valued at approximately $5,200,000; however he has not filed any litigation regarding such matter.

We have counter sued and intend to defend this claim vigorously. Because the case is currently in the discovery stage, its ultimate outcome cannot presently be determined, however based on the facts known to date, we and our legal counsel believes that the resolution of this matter will not have a material adverse effect on our consolidated financial position and/or results of operations. Accordingly, no effect has been given to any loss that may result from the resolution of these matters in the accompanying consolidated financial statements.

We are also involved in certain legal matters with two employees, each of whom has demanded that they receive two years salaries and benefits as compensation for damages. Our Human Resource Manager has investigated these claims with the assistance of outside counsel and found them to be unsupported. To our knowledge, there has been no filing with the EEOC nor has any litigation been
filed.   We have concluded and been advised by counsel that even if the claims were found to be true, they would not likely have a material impact on our consolidated financial position and/or results of operations. Accordingly, no effect has been given to any loss that may result from the resolution of these matters in the accompanying consolidated financial statements.

NOTE G - STOCK-BASED COMPENSATION

Issuance of Common Shares for Various Services
----------------------------------------------

During the period July 10, 2000 (date of incorporation) to September 30, 2004, we issued the following shares of our common stock as consideration for various services, which were provided by employees or consultants:

  Description of Service               Value of Service        Shares Issued
  ----------------------               ----------------        -------------
  Business planning and development    $        949,663              7,395,048
  Information technology services                57,123                505,075
  Legal services                                  5,500                 38,209
                                       -----------------     ------------------

  Totals                               $      1,012,286              7,938,332
                                       =================     ==================

The value of these services, which was based on the number, and fair value, of shares issued has been included in stock based compensation and consulting expense in the accompanying consolidated statements of operations.

Issuances of Options
--------------------

During the year ended September 30, 2005, we engaged various consultants and other professionals to assist us. Pursuant to the agreements, we granted an aggregate of 2,525,000 options to these consultants at various prices, and recognized stock based compensation expense of approximately $1,039,200.

In October 2004, we also granted options to purchase 700,000 shares of our common stock for $0.20 per share to the members of our Board of Directors as consideration for their service during the current year. The options, which vested on the date of grant, had a fair value of approximately $0.07 in excess of the exercise price on such date; accordingly we recognized $49,000 of stock based compensation as a result of the grant of these options.

NOTE H - SETTLEMENT OF LITIGATION

On November 8, 2004, we settled certain litigation in which we were the plaintiff. As consideration for such settlement, we received forgiveness of notes payable totaling $50,000, cash of $10,000 and process management software certified for use by MasterCard International. The proceeds of the settlement were reflected as other income in the first quarter of our fiscal year ending September 30, 2005.


CLAIMS MADE BY EMPLOYEES
------------------------

Two employees have complained of improper actions by one of our officers and each made notification to our Human Resource Manager. Our Human Resource Manager reported through channels to our audit committee who conducted a thorough investigation of the claims with the assistance of outside counsel and found them to be unsupported. To our knowledge, there has been no filing with the EEOC. No lawsuit has been filed. We have concluded and been advised by counsel that even if the claims were found to be true, they would not likely rise to a level to provide any material responsibility for us. We expect to prevail if a lawsuit is ever brought by these employees.


NOTE I - STOCK OPTIONS

Other Option Issuances
----------------------

Our 2004 Stock Option Plan (the "2004 Plan") that provides for the issuance of up to 15,000,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants, and advisors. Our board of directors had authority to determine awards and establish the exercise price. As of September 30, 2005, there are 10,471,667 options outstanding under the 2004 Plan. Such options vest over various periods up to three years and expire on various dates through 2007. We anticipate that we will be issuing more options under the plan in the future over and above those we have issued subsequent to September 30, 2005.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used are approximate: risk free interest rate of 4.0%, and 2.23%, average expected lives of 2 years, a 0% dividend yield rate, and expected volatility of .934, and 1.923.

We account for our employee stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," our net loss and pro forma net loss per share amounts for the year ended September 30, 2005 would have been as follows:

Net loss:
    As reported                                             $      7,417,935
                                                            =================
    Pro forma                                               $      8,806,941
                                                            =================

Loss per share:
    As reported                                             $           0.15
                                                            =================
    Pro forma                                               $           0.18
                                                            =================

The following table describes our stock option activity during the year ended September 30, 2005:

                                                               WEIGHTED AVERAGE
                                                              EXERCISE PRICE PER
                                                                     SHARE
                                                              (PRICED AT DATE OF
                                           NUMBER OF OPTIONS        GRANT)
                                           -----------------  ----------------
Outstanding at September 30, 2004                         -   $           0.00
                        Granted                   9,440,000   $          0.364
                        Cancelled                         -   $          0.000
                                           -----------------  ----------------
Outstanding at December 31, 2004                  9,440,000   $          0.364
                        Granted                     745,000   $          1.125
                        Cancelled                 (583,333)   $          0.463
                                           -----------------  ----------------
Outstanding at March 31, 2005                     9,601,667   $          0.435
                        Granted                   1,060,000   $          0.605
                        Cancelled                  (50,000)   $          0.200
                                           -----------------  ----------------
Outstanding at June 30, 2005                     10,611,667   $          0.437
                         Granted                    945,000   $          0.594
                         Cancelled              (1,085,000)   $          0.401
                                           -----------------  ----------------
Outstanding at September 30, 2005                10,471,667   $          0.455
                                           =================  ================

Options granted at market value in 2005          14,565,000  $          0.357


The following table summarizes information regarding options outstanding at September 30, 2005 under our option plan:

                                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                  ---------------------------------------------------------    ---------------------------------
                                                           WEIGHTED                                                  WEIGHTED
                                                           AVERAGE              WEIGHTED                             AVERAGE
                                                           REMAINING            AVERAGE                              EXERCISE
  RANGE OF EXERCISE                    NUMBER            CONTRACTUAL LIFE       EXERCISE           NUMBER           PRICE PER
       PRICES                       OUTSTANDING             IN YEARS             PRICE           EXERCISABLE          SHARE
------------------------          -----------------    -------------------    -------------    ----------------    -------------
     $0.20-$ 0.70                        9,771,667            4.13                  $ 0.31           5,781,668          $  0.27
     $0.71-$ 1.20                          620,000            4.34                  $ 0.91             225,000          $  1.01
     $1.21-$ 1.70                          125,000            4.35                  $ 1.32             125,000          $  1.32
                                  -----------------                           -------------    ----------------    -------------
                           TOTAL        10,471,667            4.15                  $ 0.36           6,131,668          $  0.32
                                  =================                           =============    ================    =============

Subsequent to September 30, 2005, we granted stock options according to the following table:

                                                                                                          Average
                                    Granted           Vested          Forfeited        Outstanding     Exercise Price
                               ---------------------------------------------------------------------------------------
Directors                              -                -                 -                 -                -
----------------------------------------------------------------------------------------------------------------------

Executive Officers                     -                -                 -                 -                -
----------------------------------------------------------------------------------------------------------------------

Employees                         1,000,000           304,168             -             1,000,000           $0.53
----------------------------------------------------------------------------------------------------------------------

Consultants                            -                -                 -                 -                -
----------------------------------------------------------------------------------------------------------------------
                          Total   1,000,000           304,168             -                 -               $0.53
                                 =====================================================================================

NOTE J - PRIVATE PLACEMENTS OF COMMON STOCK

During the year ended September 30, 2005 we completed two private placements of our common stock as follows:

     o In December 2004, we completed a private placement of 7,125,000 of shares of our common stock (the "Shares") to certain accredited investors the (the "Purchasers") for $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the Purchasers.

         The Purchasers received (i) certain anti-dilution protection entitling them to price adjustments in the event we sell shares for an effective price of less than $0.20 per share within one year from the date of the completion of the private placement, and (ii) the rights to participate in any subsequent filings for a specified period of time.

         In addition, we had also agreed to file, within 45 calendar days of the date of the filing of our current 10-KSB, a registration statement with the SEC, covering the resale of (i) the Shares and (ii) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event. Since we were unable to register the shares by June 15, 2005, we are subject to monetary penalties at the rate of 2% per month commencing on June 15, 2005 and continuing until we are successful in registering the shares. As a result, we incurred and recognized expenses of approximately $99,000 as a result of this arrangement through September 30, 2005. We will continue to incur penalties at the rate of $28,500 per month until we are successful in registering the shares.

     o In July 2005, we completed the private placement of an aggregate of 12,362,500 of shares of common stock to certain accredited investors (the "Purchasers") in an offering, agreed to on June 17, 2005, made pursuant to Rule 506 of Regulation D. The aggregate purchase price was $4,945,000 cash. The Purchasers paid $0.40 per share and received a two year warrant to purchase one (1) share of common stock for $0.60 per share for each share of common stock purchased (see Note K for classification and Note B regarding reduction in this exercise price). The transaction was consummated pursuant to a Securities Purchase Agreement by and between us and the Purchasers (the "Purchase Agreement"). The net proceeds from the sale are being used for general working capital. The shares and warrants sold are restricted from transfer and may only be transferred in compliance with state and federal securities laws.

         We also agreed to register the shares and the shares underlying the warrants, pursuant to a Registration Rights Agreement (the "Registration Rights Agreement") and have agreed to file, within 15 calendar days of the effective date of our S-2 Registration Statement, a registration statement with the SEC, covering the resale of (i) the shares and (ii) the shares of common stock underlying the warrants (the "Registrable Securities") for an offering to be made on a continuous basis pursuant to Rule 415. We have agreed to use our reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter. Pursuant to the Registration Rights Agreement and subject to certain other provisions therein, if we fail to timely perform or provide in accordance with our responsibilities under the Registration Rights Agreement and certain Securities Act provisions, then, in addition to any other rights the holder or holders of the Registrable Securities (the "Purchaser") may have pursuant to the Registration Rights Agreement or under applicable law: (x) on each such date when we have failed to timely perform or provide under the Registration Rights Agreement (an "Event Date"), we are obligated to pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 12.0% of the aggregate purchase price paid by such Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser; and (y) on each monthly anniversary of each such Event Date (if the applicable event shall not have been cured by such date) until the applicable event is cured, we are required to pay to each Purchaser an amount in cash, equal to 2.0% of the aggregate purchase price paid by such Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser. If we fail to pay any partial liquidated damages pursuant to Section 2(b) of the Registration Rights Agreement as summarized above in full within seven days after the date payable, we are also required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms of the Registration Rights Agreement shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an event.

         We did not incur any commissions, discounts, rebates or other incentives or compensation in association with this offering.

NOTE K - DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value warrants that are recorded as derivative liabilities. In valuing the warrants at September 30, 2005, we used the market price of our common stock on that date, the volatility of our common stock based on its market price as of the preceding 31 weeks ending September 30, 2005, a risk-free rate of return of 3.95% an expected dividend yield of 0% and the remaining period to the expiration date of the warrants. In valuing the warrants initially, we used the market price of our common stock on June 17, 2005, which was the date the common shares were offered and subscribed. The warrants can be exercised by the holder at any time.

At September 30, 2005, the following derivative liabilities related to common stock warrants were outstanding:

                                                            Number of       Exercise                       Value -
                                                            Options or      Price Per     Value -       September 30,
 Issue Date     Expiry Date                                 Warrants          Share     Issue Date          2005
------------------------------------------------------------------------------------------------------------------------
06-17-2005       06-16-2007    Warrants issued to            12,362,500       $0.60     $3,461,500        $3,090,625
                               purchasers of common
                               stock under the June 17,
                               2005 private placement
------------------------------------------------------------------------------------------------------------------------