Form 10QSB
period 2005-12-31
MORGAN BEAUMONT INC
filed 2006-02-14
CIK 1120792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to________

Commission File Number 000-33389

MORGAN BEAUMONT, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	65-1071956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6015 31st Street East, Suite 101
Bradenton, Florida	34203
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(941) 753-2875

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No X

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,988,653 Shares of $0.001 par value Common Stock outstanding as of February 13, 2006

___________________________________________________________________________________________________

Morgan Beaumont, Inc.
A Development Stage Enterprise
Table of Contents
Page No.

PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL INFORMATION:	3
Consolidated Balance Sheet as of December 31, 2005	3
Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004, and the period July 10, 2000 (date of incorporation) to December 31, 2005	4
Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004, and the period July 10, 2000 (date of incorporation) to December 31, 2005	5
Notes to Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	14
Forward Looking Statements	14
Overview	14
Plan of Operations	14
Results of Operation	15
Liquidity & Capital Resources	17
ITEM 3: CONTROLS AND PROCEDURES	16
PART II - OTHER INFORMATION	17
ITEM 1. LEGAL PROCEEDINGS	17
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ITEM 5. OTHER INFORMATION	18
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Information.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,941,300
Receivables:
Accounts (net of allowance for doubtful accounts of $205,000)	4,213,220
Other	27,287
Inventories	417,915
Prepaid expenses and other current assets	117,035
Total current assets	6,716,757

PROPERTY AND EQUIPMENT – NET	1,449,645

OTHER ASSETS	139,629

TOTAL	$8,306,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,378,290
Deferred revenues	3,657,289
Derivative financial instruments	935,025
Total current liabilities	5,970,604

COMMITMENTS AND CONTINGENCIES (see Note E)

COMMON STOCK WITH REGISTRATION RIGHTS:
7,125,000 shares issued and outstanding at $0.001 par value	1,425,000
12,362,500 shares issued and outstanding at $0.001 par value	1,435,675
9,112,500 shares issued and outstanding at $0.001 par value	5,252,445
Total common stock with registration rights	8,113,120

STOCKHOLDERS’ DEFICIT:
Common stock - $0.001 par value: 170,000,000 shares authorized; 40,888,653 shares issued and outstanding	40,889
Additional paid-in capital	6,307,516
Deficit accumulated during the development stage	(12,126,098)
Total stockholders’ deficit	(5,777,693)

TOTAL	$8,306,031

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2005	For the three months ended December 31, 2004 (As restated)	For the period July 10, 2000 (date of incorporation) to December 31, 2005 (As restated)

NET REVENUES	$1,489,749	$41,200	$3,169,641

COST OF REVENUES	1,835,484	17,734	3,227,091

GROSS PROFIT (DEFICIENCY)	(345,735)	23,466	(57,450)

OTHER OPERATING EXPENSES:
Stock based compensation and consulting fees	(2,532)	739,817	2,097,954
Purchased in process research and development	-	-	153,190
Impairment of assets	-	-	255,154
Other employee compensation and benefits	877,855	567,390	4,353,525
Other professional and consulting fees	596,474	208,339	1,877,007
Selling and marketing	70,046	25,605	285,838
Occupancy and equipment	228,726	44,259	920,513
Travel and entertainment	52,355	7,489	182,792
Other	231,905	19,578	631,826
Total other operating expenses	2,054,829	1,612,477	10,757,799

NET OPERATING LOSS	(2,400,564)	(1,589,011)	(10,815,249)

OTHER INCOME (EXPENSE):
Gain (loss) from litigation	-	60,000	4,000
Gain (loss) on derivative financial instruments	703,655	-	(903,470)
Interest income	6,009	5,491	76,503
Interest expense	(1,501)	-	(18,398)
Registration rights penalties	(360,825)	-	(460,575)
Other	-	-	(8,909)
Total other income (expense)	347,338	65,491	(1,310,849)

NET LOSS	$(2,053,226)	$(1,523,520)	$(12,126,098)

NET LOSS PER SHARE – Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding	60,376,153	41,961,158

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31, 2005	For the three months ended December 31, 2004 (as Restated)	For the period July 10, 2000 (date of incorporation) to December 31, 2004 (as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,053,226)	$(1,523,520)	$(12,126,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,888	9,553	302,819
Provision for bad debts	125,139	-	215,139
Amortization of intangible assets	-	2,213	15,485
Stock based compensation and consulting	(2,532)	739,817	2,097,954
Purchase in process research and development	-	-	153,190
Loss (gain) on derivative financial instruments	(703,655)		903,470
Impairment of assets	-	-	255,154
Forgiveness of indebtedness as a result of litigation settlement		(50,000)	(50,000)
Changes in assets and liabilities, net:
Decrease (increase) in receivables	(2,017,960)	(21,321)	(4,436,981)
Decrease (increase) in inventories	(213,723)	(54,037)	(417,915)
Decrease (increase) in prepaid expenses and other current assets	(27,804)	(126)	(117,035)
Decrease (increase) in other assets	(62,504)		(128,576)
Increase (decrease) in deferred revenue	1,746,822		3,657,289
Increase (decrease) in accounts payable and accrued and other liabilities	954,720	(129,682)	1,331,068
NET CASH USED IN OPERATING ACTIVITIES	(2,159,835)	(1,027,103)	(8,345,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(196,077)	(9,942)	(987,841)
Notes receivable	-	-	(202,000)
Initial investment in Financial Services International, Inc.	-	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.		-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(196,077)	(9,942)	(1,204,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	-	-	97,912
Repayments of notes payable	-	-	(47,912)
Collection of subscription receivable		1,089,177	3,000,000
Proceeds from the issuance of common stock	1,822,500	1,425,000	8,441,178
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,822,500	2,514,177	11,491,178

			(Continued)

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the three months ended December 31, 2004	For the three months ended December 31, 2004 (As restated)	For the period July 10, 2000 (date of incorporation) To December 31, 2004 (As restated)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(533,412)	1,477,132	1,941,300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,474,712	121,832	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,941,300	$1,598,964	$1,941,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,501	$-	$8,891
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$-	$-	$818,200-
Reclassification of proceeds from sales of common stock to common stock with registration rights and derivative financial instruments	$1,822,500	$-	$8,144,675
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations – see Note A	$-	$-	$2,969,000
Reclassification of derivative financial instruments to common stock with registration rights	$3.429,945	$-	$3,429,945

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

We are considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7. We were incorporated under the laws of the state of Florida on July 10, 2000.

In August 2004, we consummated a merger and recapitalization with Pan American Energy Corp (“PAEC”), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations, however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby Morgan Beaumont was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. As a result, the accompanying results of operations and cash flows for each of the periods prior to the date of the merger represent our results of operations and cash flows as if we were the accounting acquirer. On the date of the merger, the shareholders of PAEC received 27,025,000 shares of common stock.

Immediately prior to the merger we reduced our outstanding shares via a reverse stock split whereby our outstanding shares were reduced at the rate of 7.8513 to one. In addition, on June 1, 2004, its Articles of Incorporation were amended to change the par value of our common stock from $1.00 to $0.001. All references to the number of shares, and related par values, in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of our incorporation.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiary, MBI Services Group, LLC (collectively “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation.

We are headquartered in Bradenton, Florida, and at September 30, 2005 we also have a facility in Miami, Florida. Our primary products are as follows:

•

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

•

In June of 2005, through our subsidiary, we began selling prepaid phone cards branded as Morgan Beaumont Phone Cards, and MBI Services Phone Cards. We also privately brand phone cards for some of our distributors and sell unique authorization codes to distributors for resale (“PIN”). The prepaid phone cards have a concealed PIN that the end user exposes in order to use. Once the user has the PIN and the toll-free access number, the user is then able to place both domestic and international long-distance phone calls through our telephone equipment. Our telephone equipment has the retail value of the associated PIN in our database and reduces the value as the user incurs phone charges based on our rates published on our website. Once the value of the PIN has been used up our telephone equipment disconnects any call in process and does not allow the PIN to be used again.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of September 30, 2005 and for the periods ended September 30, 2005 and 2004 included in our Form 10-KSB filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets are recoverable and that the resolution of various contingencies will not materially impact our consolidated financial statements. In addition, the determination and valuation of derivative financial instruments are a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalent shares arise from options and warrants). Because of our net losses, none of these common stock equivalent shares have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Equity Issued with Registration Rights

In connection with sales of our common stock during the fiscal year ended September 30, 2005 and subsequent stock sold through warrant exercises in the quarter ended December 31, 2005, we granted certain registration rights that provide for liquidated damages in the event we fail to timely perform under the agreements. Although the common stock purchase agreement does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. Therefore, common stock subject to such liquidated damages does not meet the tests required for permanent equity classification, and accordingly has been reflected between liabilities and equity in the accompanying consolidated balance sheet until such time the conditions are eliminated.

Derivative Financial Instrument Liabilities

In connection with the sale of certain equity instruments in 2005, we issued freestanding warrants. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In these cases, we deduct the fair value of the derivative instrument from the proceeds of sales of the equity instrument.

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

Stock - Based Compensation

We have adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”). This statement amends FASB statement No. 123, “Accounting for Stock Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by SFAS No. 123 and amended by SFAS No. 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we are required to apply Financial Accounting Standards Board Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which was issued in December 2004. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) will be effective for the first reporting period beginning on January 1, 2006. We have not yet definitively determined the effect that FAS 123 (R) will have on our financial statements, however we estimate that we will be required to record a minimum of $325,000 of stock based compensation expense as a result of this new statement.

With respect to non-employee stock options that vest at various times, we have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Number 96-18. Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Financial Instruments and Concentration of Credit Risk

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

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At December 31, 2005, approximately 76% of our accounts receivable (or approximately $3,280,000, which amount is offset by approximately $3,138,000 of deferred revenues) arise from three customers, and revenues from these customers accounted for approximately 26% of our revenues during the three months ended December 31, 2005.

With respect to cash and cash equivalents, we frequently maintain cash and cash equivalents balances in excess of federally insured limits. We have not experienced any losses in such accounts.

NOTE B - RESTATEMENT

Previously we valued non-employee options at the date of grant and amortized them ratably over the expected service period. However, in connection with the SEC’s review of our registration statements, we have determined that we should apply EITF 96-18 to those options that have vesting periods, no significant disincentives and no specific performance commitments. We now follow the guidance in Issue 3 of EITF 96-18. As a result, for each group of options, the value is finally measured at their vesting date and estimated at reporting dates prior to that time. The expense for each group of options is recognized ratably over the vesting period for each group.

Accordingly, the financial statements presented now reflect this accounting treatment. The change had no impact on our liquidity or cash flows; and the summarized effect of the adoption of this accounting treatment is reflected below:

	As Originally Reported December 31, 2004	As Restated December 31, 2004
Stock-based compensation and consulting fees	$65,600	$739,817
Net loss	$849,303	$(1,523,520)
Net loss per share – basic and diluted	$(0.02)	$(0.04)

NOTE C - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses and negative cash flows from operations since our inception, and at the present time, we do not have enough cash to meet our operating commitments for the next twelve months. We also have various contingent liabilities that could adversely impact our cash availability if they are not resolved in our favor (see Note E). As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. With respect to this matter, we recently made the decision to allow our warrant holders (see Note F) to exercise their warrants at a price of $.20 per share anytime through December 28, 2005 which was later extended to February 6, 2006. As a result, we received cash proceeds of $1,822,500 in December 2005 when 9,112,500 warrants were exercised. Subsequent to December 31, 2005 and by February 6, 2006, an additional 2,500,000 warrants were exercised and we received $500,000 for those warrants. There are currently an additional 750,000 warrants that remained outstanding on February 6, 2006, which if exercised would provide us with cash of $450,000 (assuming an exercise price of $.60 per share

However, there can be no assurance that our current balance of cash, plus any cash we receive from future sales of warrants and/or operations will be adequate to meet our cash needs. In this event, we would have to raise additional debt or equity capital and there can be no assurance that such funds would be available and/or available on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D - SIGNIFICANT CURRENT PERIOD EVENTS

Issuance of Options

Our 2004 Stock Option Plan (the “2004 Plan”) provides for the issuance of up to 15,000,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants and advisors. Our board of directors had authority to determine awards and establish the exercise price. As of December 31, 2005, there were 10,636,667 options outstanding under the 2004 Plan. Such options vest over various periods up to three years and expire on various dates through 2008. We anticipate that we will be issuing more options under the plan in the future .

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used are approximate: risk free interest rate of 4.0%, and 2.23%, average expected lives of 2 years, a 0% dividend yield rate, and expected volatilities ranging between of .934, and 1.923.

We account for our employee stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and pro forma net loss per share amounts for the three months ended December 31, 2005 and 2004 would have been as follows:

Net loss:	For the three months ended December 31, 2005	For the three months ended December 31, 2004
As reported	$(2,053,266)	$(1,523,520)
Pro forma	$(2,210,372)	$(1,610,288)

Loss per share:
As reported	$0.03	$0.04
Pro forma	$0.04	$0.04

The following table describes our stock option activity during the three months ended December 31, 2005:

		Weighted average exercise price per share
	Number of Options	(priced at date of grant)
Outstanding at September 30, 2005	10,471,667	$0.357
Granted	1,000,000	$0.526
Cancelled	835,000	$0.701
Outstanding at December 31, 2005	10,636,667	$0.346

Options granted at market value in the first quarter of fiscal year end September 30, 2006	1,000,000	$0.526

The following table summarizes information regarding options outstanding at December 31, 2005:

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$0.20-$ 0.70		10,011,667	3.95	$0.301	7,575,836	$0.280
$0.71-$ 1.20		500,000	4.21	$0.994	200,000	$1.021
$1.21-$ 1.70		125,000	4.10	$1.320	125,000	$1.320
	TOTAL	10,636,667	3.96	$0.346	7,900,836	$0.315

NOTE E - CONTINGENCIES

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

We have counter sued and intend to defend this claim vigorously. Because the case is currently in the discovery stage, its ultimate outcome cannot presently be determined, however based on the facts known to date, we and our legal counsel believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position and/or results of operations. Accordingly, no effect has been given to any loss that may result from the resolution of these matters in the accompanying consolidated financial statements.

NOTE F – PRIVATE PLACEMENTS OF COMMON STOCK

During the year ended September 30, 2005, we completed two private placements of our common stock as follows:

•	In December 2004, we completed a private placement of 7,125,000 of shares of our common stock (the “Shares”) to certain accredited investors the (the “Purchasers”) for $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the Purchasers. The shares are restricted and may only be transferred in compliance with state and federal securities laws.

•

In July 2005, we completed the private placement of an aggregate of 12,362,500 of shares of common stock to certain accredited investors (the “Purchasers”) in an offering, agreed to on June 17, 2005, made pursuant to Rule 506 of Regulation D. The aggregate purchase price was $4,945,000 cash. The Purchasers paid $0.40 per share and received a two year warrant to purchase one (1) share of common stock for $0.60 per share for each share of common stock purchased (however see Note C for reduction in this exercise price). The shares and warrants are restricted and may only be transferred in compliance with state and federal securities laws.

We agreed to register the shares and the shares underlying the warrants, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and warrants. Because we have not yet been successful in registering the shares, we have recognized cumulative penalties of approximately $460,575 through December 31, 2005 (approximately $360,800 of which was recognized as expense during the quarter ended December 31, 2005).

We continue to seek the registration of these shares and in January offered a settlement to the purchasers from December of 2004, that we would issue unregistered stock at $0.20 per share in settlement of the accrued penalties through February 17, 2006. The offer also stated that no further penalties would accrue. As of February 14, 2006, shareholders that participated in this offering for a total of $1,050,000 with penalties of $120,750 have either accepted the offer for shares or waived penalties all together. Total shares to be issued as consideration for penalties owed as of February 14, 2006 were 575,000 shares (which shares had a trading value of approximately $403,000 as of such date).

We have also offered a settlement to the purchasers from July 2005 whereby we would issue to them unregistered stock at $0.40 per share in settlement of the accrued penalties through February 17, 2006. The offer also stated that penalties continue to accrue. As of February 14, 2006, shareholders that participated in this offering for a total of $2,850,000 with penalties of $285,000 have either accepted the offer or waived penalties altogether. Total shares to be issued as consideration for penalties owed as of February 14, 2006 were 712,500 shares (which shares had a trading value of approximately $500,000 as of such date). Total penalties to be paid in stock at February 14, were $355,750 and the total shares to be issued for these penalties are 1,287,500 shares.

For those purchasers who have not yet accepted our offer of settlement, we are continuing to accrue penalties at the rate of approximately $103,000 per month. In addition, if we fail to pay any the liquidated damages mentioned above in full within seven days after the date payable, we are also required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the respective purchasers accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. No interest is due as of December 31, 2005.

NOTE G - SUBSEQUENT EVENTS

Vendor Dispute and Load Interruption

Subsequent to December 31, 2005, a dispute with Secure Cash Network (“SCN”) over certain inventories (i.e. Pronto Banco cards) delivered to us under our distribution agreement escalated. We believe that the cards do not conform to our purchase order and representations made to us by SCN. As a result of this dispute, on January 18, 2006, SCN removed funds from our float account to facilitate loading of our Palm stored value cards and suspended our ability to load our Palm cards. On January 27, we agreed to pay SCN’s vendor invoices as a loan to SCN and they replaced the funds in our float account and re-enabled the loading of our Palm Card. On February 13, 2006, we filed for arbitration in the State of Texas under our agreements with SCN to resolve the outstanding issues.

End of financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this report, the terms “we”, “us”, “our”, “MBI”, “Morgan Beaumont”, and the “Company” mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements about Morgan Beaumont’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined herein, and, from time to time, in other reports Morgan Beaumont files with the SEC, including Morgan Beaumont’s Annual Report on Form 10-KSB for the year ended September 30, 2005. These factors may cause Morgan Beaumont’s actual results to differ materially from any forward-looking statement. Morgan Beaumont disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Our primary products and services include: re-loadable financial products and prepaid phone cards for the sub-prime credit market as well as a network, branded the SIRE network for the processing of transactions related to our primary card products as well as other company’s stored value products that we authorized to use the SIRE network. Since December 31, 2003, we have been providing these two cards to consumers in the sub-prime credit market. We began offering prepaid phone cards and telecommunications services in May of 2005.

Plan of Operations

In the fiscal quarter ended December 31, 2005, management’s operational goals were to begin to develop direct relationships with retailers to the sub-prime market group and reduce dependence upon distributors in the space. This approach was possible because of demand for prepaid telecommunications products and our ability to develop prepaid phone products for this demand. Our strategy was to use the phone cards as a loss-leader to introduce our stored value products to the retailers.

We planned to complete the PCI certification process for the SIRE network during the quarter. This effort began with the hiring of James Christiansen as a consultant in January of 2005 and the establishment of our security and compliance committee. During the quarter we planned to implement the new security procedures and have an external review and certification of the SIRE network completed.

Our efforts to increase the number of POPS on the SIRE network were gaining momentum and we wanted to continue that effort to reach our goal of 100,000 POPS on the network. We planned to get the existing contracts in the implementation phase active and add further contracts.

We were working with our state licensing attorneys, Jones Day, to complete our review of licensing requirements throughout the United States and begin to file applications where necessary. We also planned to employ Jones Day to find the most efficient way to structure our business relationships and thereby minimize our licensing requirements.

We planned to expand our payroll programs under our active product Prestige Payroll to allow are sales and marketing personnel more flexibility when addressing customer needs. We also planned to complete the release of our new retail card

ServiBancos, a product targeted to the Hispanic market that also facilitated our efforts to market economically to the retailers rather than use our distribution strategy. We planned to continue development on the SIRE Elite and Ultra Pay cards and add a non-reloadable gift card to expand our product line with new products to effectively address our markets.

We also continued to work on enhancing card function to increase value to the consumer and provide new potential revenue sources to us. Prior to the end of the quarter and in the quarter, we began working on and continued to develop credit reporting, bill pay and a dual purpose phone and stored value card to our products. We planned to continue adding new banks and processors to build redundancy and flexibility into our product line.

The goal for the quarter was to have revenue dramatically increased with telecommunications revenue by using our new retail channel and continuing to move more phone product through our distribution network as well as signing strategic wholesale contracts to provide telecommunications services. We did not plan to introduce the stored value cards into the retail channel until the second fiscal quarter to give our new representatives time to learn the stored value product and develop a relationship with our new customers. Our plan was to focus on payroll stored value cards until the new retail channel was ready for stored value cards.

Results of Operations

In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from inception through December 31, 2005 fall within the referenced guidelines. Accordingly, we have reported our activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

Sales and Revenues - We have seven sources of sales and revenue: initiation fees, hosting and licensing fees, transaction fees, prepaid phone cards and wholesale telecommunication service as well as the sale of our Morgan Beaumont Stored Value MasterCard, monthly maintenance fees associated with keeping the card active and transaction fees. Revenue is also generated from the sale and use of prepaid telephone cards as well as through individual wholesale transactions of long distance communications service on our equipment. Revenues for the three months ended) December 31, 2005 and quarter ended December 31, 2004 were $1,489,749 and $41,200, respectively. Revenue in the quarter ended December 31, 2005 was composed of $800,604 in wholesale domestic and international telecommunications, $647,999 in prepaid calling cards, $31,085 in stored value cards and $10,061 in fees. In the quarter ended December 31, 2004, revenues arose from the initial shipments of our new card programs of $30,150 and transaction and fees of $11,050. Revenue in stored value cards and transaction fees were flat in year-to-year comparison and telecommunications revenue which did not exist in December 2004, caused the increase in revenue from quarter ended December 31, 2004.

Cost of Revenue - Total costs of revenue for the three months ended December 31, 2005 and December 31, 2004 were $1,835,484 and $17,734, respectively. Costs of revenue in the quarter ended December 31, 2005 included stored value card costs of $26,669, cost of fees of $5,000, telecommunications costs of $1,798,117 and inbound freight of $5,698. Cost of revenue for the quarter ended December 31, 2004 included stored value card costs of $12,058 and cost of fees of $5,676.

Gross Margin (Deficiency) - Gross margin in the quarters ended December 31, 2005 and 2004 was a negative $345,735 and a positive $23,466, respectively. The negative gross margin in 2005 was the result of reduced pricing for our phone cards in our effort to gain market share.

At December 31, 2005, we had approximately 32,750 POPS active on our branded SIRE network in the United States and approximately 66,000 additional POPS under contract and in various stages of implementation. During the quarter ended December 31, 2005, we contracted an implemented 22,000 POPS at MoneyGram. Throughout the remainder of fiscal year 2006, we intend to finish the implementation of the 66,000 POPS under contract and not active as well as continue to grow the number of POPS on the SIRE network.

Other Operating Expenses - Other operating expenses for the three months ended December, 2005 and 2004, were $2,054,829 and $1,612,477, respectively. Our activity in preparing additional products for release, adding and implanting POPS, certifying its network with MasterCard, as well as our increased sales were the primary causes of the increase in operating expenses. Additionally, the expense of the reporting process and in particular the attempts at registration of securities issued in the private sale of our stock caused increases in legal and accounting expenses. Other operating expenses included depreciation and stock based compensation (non-cash expenses) of approximately $93,000 and $752,000, respectively. Of these operating expenses we expensed as stock based compensation $739,817 in the quarter ended December 31, 2004 and recognized a credit of $2,532 in stock based compensation expense as a result of revaluation of consulting options under SFAS 123. Other employee compensation of $877,855 and $567,390 was recognized in the quarters ended December 31, 2005 and 2004, respectively. The increase was due to the addition of personnel to develop, market and account for our products. Other professional fees incurred in the quarters ended December 31, 2005 and 2004 were $596,474 and $208,339, respectively. The increase in other professional fees is primarily attributable to legal and accounting fees related to external reporting, completion of certain agreements and contracts and our efforts to register stock issued in private sales of our common stock. We will continue to upgrade our technology to maintain what we believe is its lead in technology within the market.

Net Losses - During the nine months ended December 31, 2005 and 2004, we sustained net losses of approximately $2,053,200 and $1,523,500, respectively. Operating results were hampered in the first fiscal quarter of 2005 because of the expenses related to the efforts keeping our telecommunications switches active during and in the aftermath of hurricane Wilma when it struck the Miami area delays in the release of new products and delays in the sales process as we redefined our approach to the market from a distributor based distribution model to a direct model.

Liquidity and Capital Resources

From inception to December 31, 2005, we generated cash from financing activities of $11,491,177. This amount arose primarily from sales of our common stock and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. We have used a significant portion of this capital to fund cash outflows for operating and investing activities of $8,345,037 and $1,204,841, respectively, and as of December 31, 2005, we currently have cash on hand of approximately $1,941,000. Management believes this cash, will be sufficient to operate us as currently structured for the next twelve months if we meet our sales and operational targets. However, since we have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations, there is no assurance that we will not require additional resources in the future or that it will be able to obtain financing in the amount required or terms satisfactory to us.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, (the date of our year end) and updated that evaluation as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in timely alerting management to material information relating to us required to be included in its periodic SEC filings.

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, (the date of the Company’s year ended) and updated that evaluation as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of its Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings.

Based on the evaluation, management has not identified any material deficiencies or material weaknesses that need to be addressed.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended December 31, 2005, we changed our internal control over financial reporting by adding a review committee to review our public disclosure documents. This review committee is in its formation stage and will begin operating in March of 2006. The committee was established after we restated or financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 to improve control over our reporting process.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the our assets;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to the legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 23, 2005. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB. We do not believe the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities – In the quarter ended December 31, 2005, we sold 9,112,500 of shares of our common stock to holders of warrants issued in our sale of shares completed in June of 2005, for an aggregate offering price of $1,822,500. The transaction was consummated pursuant to a Securities Purchase Agreement. The issuance of shares of our common stock was done without registration under the Securities Act of 1933, as amended, or qualification under the securities or “blue sky” laws of any jurisdiction. The issued shares of our common stock bear a restrictive legend stating that the securities have not been registered under the Securities Act of 1933 and set out the restrictions on transferability and sale of the securities. We paid no commissions or brokers fees associated with the exercise of the warrants or to the issuance of our shares. We reduced the exercise price of the warrants from $0.60 per share to $0.20 per share for a limited time period.

The exemption which we relied on to issue our common stock in the private placement was Rule 506 of Regulation D of the Securities Exchange Act.

Use of Proceeds - We are using the proceeds of the private placement for general working capital. We did not use a broker in the private placement and did not pay any fees, commissions, discounts or costs in the offer or sale of the securities. The details of this transaction are filed within our report on Form 8-K dated January 10, 2006 and are incorporated herein by this reference.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the three months ended December 31, 2005.

Item 5. Other Information.

Restated Earnings - Inadequate Internal Controls

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

The guidance set forth in Auditing Standard No. 2 (“AS2”) of the Public Company Accounting Oversight Board states that the restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency in, and is a strong indicator of a material weakness in internal control over financial reporting. In connection with the filing of the amended 10Q’s, we had concluded that a material weakness existed as of December 31, 2004, which precludes us from concluding that our internal control over financial reporting was effective as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the interim or annual financial statements will not be detected. Therefore, our Management Assessment Report on Internal Control Over Financial Reporting, which was contained in Item 3 of the Form 10-QSB as of March 31, 2005 and which stated that our internal control over financial reporting was effective as of March 31, 2005, can no longer be relied on.

To improve our control of the public reporting process, and internal controls, we plan to establish a reporting review committee with participants from throughout our company. This committee will review all publicly filed documents before they are released to more thoroughly review and ensure the accuracy, correctness and appropriateness of the filing. Our financial officers are increasing their level of continuing education and relying less upon the review by their auditors. We also intend to retain accounting specialists when we encounter areas outside our normal accounting and financial practices. These improvements were substantial implemented before we file our 10KSB for the period ended September 30, 2005.

Board of Directors Change

On October 3, 2005, we issued a press release announcing new board members and management enhancements. Joseph Hudgins, Vice President of First National Bank of Pennsylvania in Sarasota, had been appointed to our Board of Directors. In conjunction with the appointment of this independent director, Kenneth Craig, our former Chief Operating Officer, has stepped down from the board. We also announced that Dan Davis has been promoted to Chief Technology Office from Vice President of Technology where he will be responsible for the development and maintenance of our technology. Randy Barker has also joined us as Vice President of Sales where he will be responsible for managing all sales initiatives and personnel, as well as customer relationships.

Facilities

Corporate Headquarters:

For space requirements, and to reduce our cost per square foot, we moved our headquarters from the 10,000 square feet in Suite 201, 6015 31st Street East, Bradenton, Florida 34203 to 20,000 in Suite 101 located at the same address. The cost per square foot of the new facility is approximately half that of the old facility. We are actively attempting to sub-lease the space in suite 201.

Miami Facility

On December 7, 2005, we signed a lease to move our administrative and sales operations in Miami to larger space to accommodate the direct retail effort. The leased premises total approximately 3500 square feet with a monthly rent of $3500; the lease term is for three (3) years and is cancelable upon sixty (60) days notice. We had been leasing space at 1030 NW

163rd Drive, Miami, Florida where our telecommunications equipment is located on a month-to-month basis. We moved into this new location on January 1, 2006.

Agreements

MoneyGram

On October 31, 2005, we entered into an agreement with MoneyGram pursuant to which we will allow MoneyGram to accept funds from cardholders at MoneyGram’s domestic agent network locations. We and MoneyGram will establish a systems interface that allows for processing of cash loads either directly between MoneyGram and our proprietary systems or through a third party processor which shall process the cash loads and/ or transfer information between MoneyGram and our proprietary systems. A consumer fee for the service shall be paid to us for each ExpressPayment transaction completed on our behalf.

Agreement with Products Benefits Systems

On October 31, 2005, we entered into an agreement with Products Benefits Systems Corporation, Inc. (“PBS”) pursuant to which we will provide point of sale adjudication functions to help employers and their employees who participate in a company sponsored HDHP healthcare plan. Under this Agreement, we will provide our SIRE Network Services with exclusive access to point of sale adjudication functions for Health Reimbursement Arrangement Accounts, Health Savings Accounts, Flexible Spending Accounts including accounts for Dependent Care and Parking/Transportation Reimbursement Accounts, Section 105 reimbursement Accounts that use the MaxUM Plan that is owned by PBS.

Peak Alliance USA

On November 16, 2005, we signed a distribution agreement with Peak Alliance USA to distribute our pre-paid phone cards and to develop a private label product for them. The agreement called for payment terms of first use plus nine days. We began generating revenue from this agreement on December 12, 2005.

ICIS

On December 8, 2005 we signed an agreement to allow us to provide the ICIS internet money order writing ability to our card holders. Once implemented this agreement allows our card holders to write money orders over the internet for an amount up to their available funds on their Morgan Beaumont stored value card allowing them to pay their bills with a money order from their card account.

Subsequent Events

Dispute with Vendor

Subsequent to December 31, 2005, a dispute with Secure Cash Network (“SCN”) over Pronto Banco cards delivered to us under our distribution agreement escalated. We believe that the cards do not conform to our purchase order and representations made to us by SCN. Our distributors have been testing the cards and have not been able to use ATM’s in some Latin American countries that SCN represented they would work, also a substantial portion of the cards we have purchased from SCN have an invalid check digit that disrupts the loading process on the SIRE network and prevents the card from being used at some retail locations. As a result of this dispute, on January 18, 2006, SCN removed funds from our float account to facilitate loading of our Palm stored value cards and suspended our ability to load our Palm cards. On January 27, as a loan to SCN, we agreed to pay SCN’s vendor invoices and they replaced to funds in our float account and re-enable the loading of our Palm Card. We are continuing to negotiate with SCN and plan to change our agreements and relationships with SCN and the issuing bank of the Palm Card to prevent further interruption of load services related to the Palm Card on the SIRE network.

Exercise of Additional Warrants

Subsequent to December 31, 2005 and by February 14, 2006 an additional 2,250,000 of the outstanding warrants from the sale of shares concluded in July of 2005 were exercised and we received $450,000 for those warrants. There are currently an additional 1,000,000 that remained outstanding on February 14, 2006.

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

(1) Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

On November 18, 2005, we filed a Report on Form 8-K announcing under Item 8.01 of that report other events:

a)

Restatement of earning and inadequate internal controls of the Company. Under the guidance set forth in auditing standard No. 2 of the Public Company Accounting Oversight Board, the restatement of our earnings due to a misapplication of SFAS 148 related to consulting options indicated a material weakness in our reporting controls.

b)	We entered into an agreement with MoneyGram pursuant to which we would allow MoneyGram to accept cash loads from our cardholders.
c)

We further disclosed that we had amended the purchase agreement with MTel Communications to reduce the number of shares issued and pay additional cash to Mtel Communications for penalty provisions of the original agreement.

d)

Joseph Hudgins, Vice President of First National Bank of Pennsylvania in Sarasota Florida had been appointed by the board of directors to complete the remaining term on the board of directors for Kenneth Craig who resigned in September effective on the naming of his replacement.

On December 16, 2005, we filed a Report on Form 8-K announcing under Item 8.01 of that report other events. We reported that:

a)

We had entered into an agreement with Products Benefits Systems Corporation, Inc. to provide point of sale adjudication functions to help employers and their employees who participate in a company sponsored HDHP healthcare plan.

b)	We scheduled a conference call and live internet broadcast to discuss release of earnings for the year ended September 30, 2005.
c)

Various press releases announcing the conference call to discuss the earnings release of December 13, 2005, the agreement signed with Product Benefits Systems Corporation, the completion of the audit of our SIRE network and the anticipation of receiving PCI certification for the network, and the ability for card holders to write money orders over the internet with available funds on their Morgan Beaumont stored value card.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN BEAUMONT, INC.

Date: February 13, 2006	By:	/s/ Clifford Wildes

Clifford Wildes, Chief Executive Officer,
Treasurer and Director

EXHIBIT 31.a

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifford Wildes, certify that:

1. I have reviewed this Form 10-QSB for the period ended December 31, 2005, of Morgan Beaumont, Inc. (the “Company”);

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

4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Company and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2006	/s/ Clifford Wildes Clifford Wildes, Chief Executive Officer, Treasurer and Director

* Provide a separate certification for each principal executive officer and principal financial officer of the Company. See Rules 13a-14(a) and 15d-14(a).

EXHIBIT 31.b

CERTIFICATE OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore Misiewicz, certify that:

1. I have reviewed this Form 10-QSB for the period ended December 31, 2005, of Morgan Beaumont, Inc. (the “Company”);

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

4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the Company and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6. The Company’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2006	/s/ Theodore Misiewicz Theodore Misiewicz, Chief Financial Officer and Director

* Provide a separate certification for each principal executive officer and principal financial officer of the Company. See Rules 13a-14(a) and 15d-14(a).

EXHIBIT 32.a

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Morgan Beaumont, Inc. (the “Company”) on Form 10-QSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Clifford Wildes, in my capacity as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2006	/s/ Clifford Wildes Clifford Wildes, Chief Executive Officer

EXHIBIT 32.b

CERTIFICATION PURSUANT TO

18 U.S.C. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Morgan Beaumont, Inc. (the “Company”) on Form 10-QSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Theodore Misiewicz, in my capacity as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2006	/s/ Theodore Misiewicz Theodore Misiewicz, Chief Financial Officer