Form 10QSB
period 2006-03-31
MORGAN BEAUMONT, INC.
filed 2006-05-22
CIK 1120792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,355,528 Shares of $0.001 par value Common Stock outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one):

Yes	No	X

POTENTIAL MODIFICATIONS TO DISCLOSURE AND ACCOUNTING - We are currently responding to comments provided by the Staff of the Securities and Exchange Commission (SEC) in connection with our registration statement on Form SB-2. These comments affect our past filings and may affect this filing. The most recent comments relate to our accounting for certain common stock that have warrants and related registration rights. We have responded to such comments and, in this filing, we have treated the warrants that have registration rights associated with them as derivative liabilities. For the proceeds allocated to common stock with registration rights we have bifurcated a value related to the embedded liquidated damages under the registration rights agreement and treated them as a derivative liability as well.

As included in our most recent amended registration statement on form SB-2/A, filed May 12, 2006, we have adjusted the September 30, 2005 and December 31, 2005 balance sheets to reflect this accounting. However, as of May 22, 2006, we have not yet amended our Annual Report on Form 10KSB, filed on December 23, 2005, or our Quarterly Report on Form 10QSB, filed on February 14, 2006 to reflect these adjustments.

The accounting pronouncements surrounding the SEC comments, we have received, have affected a number of companies and have been subject to varied and improving interpretation. As a result, and to avoid multiple amendments, we are waiting for final resolution of the SEC’s comments prior to amending our Annual and Quarterly reports. The affected financial statements and a discussion of the restatements can be found in the aforementioned registration statement.

Morgan Beaumont, Inc.
A Development Stage Enterprise
Table of Contents
Page No.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION:
Consolidated Balance Sheet as of March 31, 2006	4
Consolidated Statements of Operations for the three and six months ended March 31, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to March 31, 2006	5
Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to March 31, 2006	6
Notes to Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	20
Forward Looking Statements	20
Overview	20
Plan of Operations	21
Results of Operation	22
Liquidity and Capital Resources	25
ITEM 3: CONTROLS AND PROCEDURES.	26
PART II – OTHER INFORMATION	27
ITEM 1. LEGAL PROCEEDINGS	27
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29
ITEM 5. OTHER INFORMATION	29
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	30

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$448,044
Receivables:
Accounts (net of allowance for doubtful accounts of $338,584)	2,889,937
Other	15,837
Inventories	244,542
Prepaid expenses and other current assets	200,903
Total current assets	3,799,263

PROPERTY AND EQUIPMENT – NET	1,432,984

OTHER ASSETS	117,855

TOTAL	$5,350,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$380,025
Deferred revenues	2,781,992
Derivative financial instruments	1,235,930
Total current liabilities	4,397,947

COMMITMENTS AND CONTINGENCIES (see Note E)

STOCKHOLDERS’ EQUITY:
Common stock - $0.001 par value: 170,000,000 shares authorized; 74,355,528 shares issued and outstanding	74,356
Additional paid-in capital	15,992,423
Deficit accumulated during the development stage	(15,114,624)
Total stockholders’ equity	952,155

TOTAL	$5,350,102

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005 (as Restated)	For the six months ended March 31, 2006	For the six months ended March 31, 2005 (as Restated)	For the period July 10, 2000 (date of incorporation) to March 31, 2006 (as Restated)

REVENUES (Net of returns and allowances)	$1,875,582	$149,838	$3,365,331	$191,038	$5,045,223

COST OF REVENUES	2,425,118	79,508	4,260,602	97,242	5,652,209

GROSS PROFIT (DEFICIENCY)	(549,536)	70,330	(895,271)	93,796	(606,986)

OTHER OPERATING EXPENSES:
Stock based compensation and consulting fees	252,951	213,016	250,419	952,833	2,350,905
Purchased in process research and development	-	-	-	-	153,190
Impairment of assets	-	202,000	-	202,000	255,154
Other employee compensation and benefits	684,774	494,622	1,562,629	1,062,012	5,038,299
Other professional and consulting fees	477,713	247,703	1,074,187	456,042	2,354,720
Selling and marketing	47,310	34,904	117,355	60,509	333,148
Occupancy and equipment	224,256	52,743	452,982	97,002	1,144,769
Travel and entertainment	51,404	25,575	103,759	33,064	234,196
Other	212,239	45,288	444,144	64,866	844,065
Total other operating expenses	1,950,647	1,315,851	4,005,475	2,928,328	12,708,446

NET OPERATING LOSS	(2,500,183)	(1,245,521)	(4,900,746)	(2,834,532)	(13,315,432)

OTHER INCOME (EXPENSE):
Gain (loss) from litigation	-	-	-	60,000	4,000
Gain (loss) on derivative financial instruments	(431,838)	-	203,073	-	(1,417,613)
Interest income	4,677	5,837	10,686	11,330	81,180
Interest expense	(1,291)	(11)	(2,793)	(13)	(19,689)
Registration rights penalties	(142,254)	-	(351,972)	-	(351,972)
Other	-	-	-	-	(95,098)
Total other income (expense)	(570,706)	5,826	(141,006)	71,317	(1,799,192)

NET LOSS	$(3,070,889)	$(1,239,695)	$(5,041,752)	$(2,763,215)	$(15,114,624)

NET LOSS PER SHARE – Basic and Diluted	$(0.04)	$(0.03)	$(0.08)	$(0.06)

Weighted Average Number of Shares Outstanding	69,780,222	47,150,017	65,044,210	44,527,077

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31, 2006	For the six months ended March 31, 2005 (as Restated)	For the period July 10, 2000 (date of incorporation) to March 31, 2006 (as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,041,752)	$(2,763,215)	$(15,114,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,769	15,341	412,700
Provision for inventory obsolescence	221,733		221,733
Provision for bad debts	261,123	-	351,123
Amortization of intangible assets	-	4,425	15,485
Stock based compensation and consulting	250,419	952,833	2,350,905
Purchased in process research and development	-	-	153,190
Loss (gain) on derivative financial instruments	(203,073)	-	1,417,613
Impairment of assets	-	202,000	255,154
Forgiveness of indebtedness as a result of litigation settlement	-	(50,000)	(50,000)
Changes in assets and liabilities, net:
Decrease (increase) in receivables	(832,710)	(180,991)	(3,251,751)
Decrease (increase) in inventories	(262,083)	(63,355)	(466,275)
Decrease (increase) in prepaid expenses and other current assets	(42,275)	(82,687)	(131,506)
Decrease (increase) in other assets	(40,732)	-	(106,804)
Increase (decrease) in deferred revenue	871,525	-	2,781,992
Increase (decrease) in accounts payable and accrued and other liabilities	553,187	(112,131)	915,994
NET CASH USED IN OPERATING ACTIVITIES	(4,059,869)	(2,077,780)	(10,245,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(289,299)	(132,129)	(1,081,063)
Notes receivable	-	(202,000)	(202,000)
Initial investment in Financial Services International, Inc.	-	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(289,299)	(334,129)	(1,298,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	-	-	97,912
Repayments of notes payable	-	-	(47,912)
Collection of subscription receivable	-	2,028,949	3,000,000
Proceeds from the issuance of common stock	2,322,500	1,425,000	8,941,178
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,322,500	3,453,949	11,991,178

			(Continued)

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the six months ended March 31, 2006	For the six months ended March 31, 2005 (As restated)	For the period July 10, 2000 (date of incorporation) March 31, 2006 (As restated)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,026,668)	1,042,040	448,044

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,474,712	121,832	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$448,044	$1,163,872	$448,044

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,291	$13	$10,182
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$-	$-	$818,200
Reclassification of proceeds from sales of common stock to common stock to derivative financial instrument liabilities	$(925,000)	$-	$7,219,675
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations – see Note A	$-	$-	$2,969,000
Issuance of common stock in lieu of cash payment of registration penalties	$652,625	$-	$652625

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

Immediately prior to the merger we reduced our outstanding shares via a reverse stock split whereby our outstanding shares were reduced at the rate of 7.8513 to one. In addition, on June 1, 2004, our Articles of Incorporation were amended to change the par value of our common stock from $1.00 to $0.001. All references to the number of shares, and related par values, in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of our incorporation.

We are headquartered in Bradenton, Florida, and we also have a facility in Miami, Florida. We have established a network for loading funds on debit cards and conducting other financial transactions with business partners such as MasterCard, Visa, Discover card, Western Union and MoneyGram. Our primary products are as follows:

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

•

In June of 2005, we began selling prepaid phone cards branded as Morgan Beaumont Phone Cards, and MBI Services Phone Cards through our subsidiary. We also privately brand phone cards for some of our distributors and sell unique authorization codes to distributors for resale (“PIN”). The prepaid phone cards have a concealed PIN that the end user exposes in order to use. Once the user has the PIN and the toll-free access number, the user is then able to place both domestic and international long-distance phone calls through our telephone equipment. Our telephone equipment has the retail value of the associated PIN in our database and reduces the value as the user incurs phone charges based on our rates published on our website. Once the value of the PIN has been used up our telephone equipment disconnects any call in process and does not allow the PIN to be used again.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of September 30, 2005 and for the periods ended September 30, 2005 and 2004 included in our Form 10-KSB filing.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that our allowance for doubtful accounts is adequate to cover potential losses in our receivable portfolio, that all long-lived assets and inventories are recoverable and that the resolution of various contingencies will not materially impact our consolidated financial statements. In addition, the determination and valuation of derivative financial instruments are a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Equity Issued with Registration Rights

In connection with sales of our common stock during the fiscal year ended September 30, 2005, we granted certain registration rights that provide for liquidated damages in the event we fail to timely perform under the agreements. Although the common stock does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. As a result, a portion of the common stock subject to such liquidated damages does not meet the tests required for permanent equity classification, and accordingly has been included as a derivative financial instrument liability in the accompanying consolidated balance sheet until such time the conditions are eliminated. The liability is remeasured as of each balance sheet date (see Note H).

Derivative Financial Instrument Liabilities

In connection with the sale of certain equity instruments in 2005, we issued freestanding warrants and we granted registration rights that give the holder rights to liquidating damages. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness and maintaining listing of our common stock is presumed not to be within our control, we are required to carry the estimated settlement value of this feature as a derivative liability. In these cases, we deduct the fair values of the derivative instruments from the proceeds of sales of the equity instrument.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to operations. For warrant-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. For forward-based derivative instruments, we estimate fair value as the present value of estimated future cash flows using a multiple probability-weighted outcome approach.

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

Stock - Based Compensation

Prior to January 1, 2006, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) to account for our stock based compensation arrangements. It amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by SFAS No. 123 and amended by SFAS No. 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we began applying Financial Accounting Standards Board Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments” to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We are required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effect of adopting this statement was to increase our net loss by approximately $253,000 during the three months ended March 31, 2006.

With respect to non-employee stock options that vest at various times and have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Number 96-18. Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

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

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At March 31, 2006, approximately 81% of our accounts receivable (or approximately $2,354,000, which amount is offset by approximately $2,209,000 of deferred revenues) arise from two customers, and revenues from these two customers accounted for approximately 19% of our revenues during the six months ended March 31, 2006.

With respect to cash and cash equivalents, we frequently maintain cash and cash equivalents balances in excess of federally insured limits. We have not experienced any losses in such accounts.

NOTE B - RESTATEMENTS

We have effected two restatements of our financial statements as described below:

•

In our intial filing of our March 31, 2005 10-QSB, we valued non-employee options at the date of grant and amortized them ratably over the expected service period. However, in connection with the SEC’s review of our registration statements, we have determined that we should apply EITF 96-18 to those options that have vesting periods, no significant disincentives and no specific performance commitments. We now follow the guidance in Issue 3 of EITF 96-18. As a result, for each group of non-employee options, the value is finally measured at their vesting date and estimated at reporting dates prior to that time. The expense for each group of options is recognized ratably over the vesting period for each group. Originally reported and restated amounts are as follows:

	As Originally Reported Three Months ended March 31, 2005	As Restated Three Months ended March 31, 2005	As Originally Reported Six Months ended March 31, 2005	As Restated Six Months ended March 31, 2005
Stock-based compensation and consulting fees	$112,917	$213,016	$178,517	$952,833
Net loss	$(1,139,596)	$(1,239,695)	$(1,988,899)	$(2,763,215)
Net loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)

•

At the request of the SEC we reviewed the accounting treatment we initially used as of September 30, 2005 and December 31, 2005 for registration rights agreements arising from common stock sold in December 2004 and June 2005. In accordance with EITF 00-19 paragraph 25, we determined that instead of accounting for the common stock as a redeemable security under Accounting Series Release Number 268, we should have accounted for the embedded registration rights as a separate derivative liability. After separately valuing and accounting for the registration rights, the remaining proceeds received from the sales of common stock should have been allocated to the common stock and therefore classified as permanent equity rather than between liabilities and permanent equity (as we presented in our initial filing). The derivative liability is recorded at its present value and remeasured each balance sheet date. Originally reported and restated amounts are:

	As Originally Reported December 31, 2005	As Restated December 31, 2005

Derivative financial instruments	$935,025	$1,910,034
Common stock with registration rights	$8,113,120	$-
Common stock	$40,889	$69,489
Additional paid in capital	$6,307,516	$13,485,771
Accumulated deficit	$(12,126,098)	$(12,043,735)

Gain/(loss) on derivative financial instruments	$703,655	$634,911
Registration rights penalties	$(360,825)	$(209,718)
Net loss	$(2,053,226)	$(1,970,863)
Net loss per share	$(0.03)	$(0.03)

Neither of these restatements impacted our liquidity or cash flow.

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

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. With respect to this matter, we recently made the decision to allow our warrant holders (see Note F) to exercise their warrants at a price of $.20 per share anytime through December 28, 2005 which was later extended to February 6, 2006. As a result, we received cash proceeds of $1,822,500 in December 2005 when 9,112,500 warrants were exercised. Subsequent to December 31, 2005 and by February 6, 2006, an additional 2,500,000 warrants were exercised and we received $500,000 for those warrants. There are currently an additional 750,000 warrants that remained outstanding on March 31, 2006, which if exercised would provide us with cash of $450,000 (assuming an exercise price of $.60 per share). Substantially all of the cash we raised through these equity issuances was used to fund our operating activities and accordingly on April 27, 2006, we borrowed $500,000.00 from certain stockholders for a term of up to 90 days. The loan accrues interest at the rate of 9% per annum, is convertible into our common stock and contains a 100% warrant coverage both at a strike price equal to the price paid for our shares in our next offering. If the loan is not repaid in full within 90 days, it shall become secured by all of our assets and may be subject to other penalties. Our cash resources as of the date of the filing of this 10-QSB will not be sufficient to meet our operating commitments for the next twelve months and accordingly, we will require additional debt or equity financing to continue as a going concern.

However, there can be no assurance that we will be able to generate proceeds from any such financings and/or that such financings will be available on terms suitable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D - SIGNIFICANT CURRENT PERIOD EVENTS

Issuance of Options

Our 2004 Stock Option Plan (the “2004 Plan”) provides for the issuance of up to 15,000,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants and advisors. Our board of directors had authority to determine awards and establish the exercise price. As of March 31, 2006, there were 10,790,001options outstanding under the 2004 Plan. Such options vest over various periods up to three years and expire on various dates through 2008. We anticipate that we will be issuing more options under the plan in the future.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used are approximate: risk free interest rates of 4.47%, and 2.23%, average expected lives of 2 years, a 0% dividend yield rate, and expected volatilities ranging between of .934, and 1.923.

On January 1, 2006, we adopted SFAS 123(R) and, under modified prospective application, have included in compensation cost all new and modified awards and in addition compensation cost for the portion of existing awards for which requisite service had not been rendered. Had our compensation expense for stock-based awards previously been determined based upon fair values at the grant dates for awards under this plan our net loss and net loss per share amounts for the three and six months ended March 31, 2005 and the six months ended March 31, 2006 would have been as follows:

	For the three months ended March 31, 2005	For the six months ended March 31, 2006	For the six months ended March 31, 2005
Net loss: As reported	$(1,239,695)	$(5,041,752)	$(2,763,215)
Pro forma	$(1,486,847)	$(5,083,247)	$(2,422,918)

Loss per share:
As reported	$(0.03)	$(0.08)	$(0.06)
Pro forma	$(0.03)	$(0.08)	$(0.05)

The following table describes our stock option activity during the six months ended March 31, 2006:

		Weighted average exercise price per share
	Number of Options	(priced at date of grant)
Outstanding at September 30, 2005	10,471,667	$0.357
Granted	1,000,000	$0.526
Cancelled	(835,000)	$0.701
Outstanding at December 31, 2005	10,636,667	$0.346
Granted	500,000	$0.593
Cancelled	(346,666)	$0.569
Outstanding at March 31, 2006	10,790,001	$0.350

Options granted at market value in the second quarter of fiscal year end September 30, 2006	500,000	$0.593

The following table summarizes information regarding options outstanding at March 31, 2006:

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$0.20-$ 0.70		10,215,001	4.40	$0.310	7,575,836	$0.291
$0.71-$ 1.20		450,000	4.30	$1.002	200,000	$1.011
$1.21-$ 1.70		125,000	4.10	$1.320	125,000	$1.320
	TOTAL	10,790,001	4.30	$0.350	7,900,836	$0.336

NOTE E - CONTINGENCIES

Litigation with Former Employee

We are involved in a legal matter in which the claimant (a former employee) is seeking damages in excess of $6,000,000. The matter arises from a suit filed by us against the former employee and the former employee has made claim he is owed stock in our company based on the pre-merger stock count with no consideration given to the reverse stock split discussed at Note A. The employee was terminated for cause by us after only a few months of employment. In an attempt to settle this dispute without litigation, we offered to pay all compensation due to employee under his employment agreement through the date he was terminated (which amount was not significant) however such offer was refused. Employee has also asserted that he is entitled to pre-merger shares valued at approximately $5,200,000; however he has not filed any litigation regarding such matter.

Because the case is currently in the discovery stage, its ultimate outcome cannot presently be determined, however based on the facts known to date, we and our legal counsel believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position and/or results of operations. Accordingly, no effect has been given to any loss that may result from the resolution of these matters in the accompanying consolidated financial statements. The case is currently in discovery stage and is scheduled for trial in late August.

Vendor Dispute

On February 10, 2006, we initiated arbitration proceedings against Secure Cash Network (“SCN”) with the American Arbitration Association in Dallas, Texas, for breach of contract under a Private Brand Sales Agreement and Distribution Agreement. We alleged that SCN delivered certain cards that did not work as represented. We refused to accept any future shipments from SCN. SCN is demanding that we accept and pay for the goods which we alleged to be nonconforming. SCN has filed a counter claim against us and we have subsequently amended our claims. We allege that SCN provided defective cards, improperly swept funds from a Good Funds Account, failed to reimburse us for money paid for defective cards, failed to provide administrative and customer services and various reports on card usage and activities, and failed to abide by agreed upon reduced funding levels for the Good Funds Account. We have also alleged that SCN improperly suspended and terminated the agreements. SCN has alleged that we breached the agreements with respect to funding of the reserved account, access to information and non-payment of invoices. The company may further amend its claims to include non payment of fees and other causes of action.

We seek damages in an amount to be determined and equitable relief. SCN seeks damages including approximately $29,000 plus lost profits alleged to be approximately $250,000 and equitable relief. SCN has also presented us with an invoice for cards (of which 20% are alleged defective by us and 80% have never been printed or delivered) in excess of approximately $500,000 and has made a reference to damages in the event we interfere with its other relationships. We deny all of SCN’s claims.

The final hearing on the arbitration has been scheduled for the week of September 25, 2006. Because the case is currently in the discovery stage, its ultimate outcome cannot presently be determined, however based on the facts known to date, we and our legal counsel believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position and/or results of operations. Accordingly, no effect has been given to any loss that may result from the resolution of these matters in the accompanying consolidated financial statements.

In addition, we are involved in other legal proceedings in the normal course of business. We do not believe that the resolution of such matters will have a significant, adverse impact on our financial position and/or results of operations.

NOTE F – PRIVATE PLACEMENTS OF COMMON STOCK

During the year ended September 30, 2005, we completed two private placements of our common stock as follows:

•

In December 2004, we completed a private placement of 7,125,000 of shares of our common stock (the “Shares”) to certain accredited investors for $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers. The shares are restricted and may only be transferred in compliance with state and federal securities laws.

•

In July 2005, we completed the private placement of an aggregate of 12,362,500 of shares of common stock to certain accredited investors in an offering, agreed to on June 17, 2005, made pursuant to Rule 506 of Regulation D. The aggregate purchase price was $4,945,000 cash. The purchasers paid $0.40 per share and received a two year warrant to purchase one (1) share of common stock for $0.60 per share for each share of common stock purchased (however see Note C for reduction in this exercise price). The shares and warrants are restricted and may only be transferred in compliance with state and federal securities laws.

We agreed to register the shares and the shares underlying the warrants, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and warrants. Because we have not yet been successful in registering the shares, we have recognized cumulative penalties of approximately $352,000 through March 31, 2006 (approximately $142,300 of which was recognized as expense during the quarter ended March 31, 2006).

We continue to seek the registration of these shares and in March we issued 790,625 unregistered shares of our common stock in settlement of $158,125 in accrued penalties for the common stock sold by the company in December 2004. The agreement to issue these shares stipulated that penalties related to this issuance of stock will no longer accrue after February 17, 2006. In connection with the stock offering of December 2004, Patrick Boyd, the company’s attorney and inventors in this offering waived penalties accruing to him of $5,750.

We continue to seek the registration of these shares and in March we issued 1,236,250, unregistered shares of our common stock in settlement of $494,500 in accrued penalties for the common stock sold by the company in June 2005. The agreement to issue these shares stipulated that penalties related to this issuance of stock will continue to accrue.

For those purchasers who have not yet accepted our offer of settlement, we are continuing to accrue penalties at the rate of approximately $103,000 per month. In addition, if we fail to pay any the liquidated damages mentioned above in full within seven days after the date payable, we are also required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the respective purchasers accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. No interest is due as of March 31, 2006.

NOTE G - SUBSEQUENT EVENTS

Bridge Loan

On April 27, 2006, we entered into an agreement with lenders for a Bridge loan for $1,100,000 and we borrowed $500,000.00 from certain stockholders for a term of up to 90 days. The loan accrues interest at the rate of 9% per annum, is convertible into our common stock and contains a 100% warrant coverage. Both the shares and warrants have strike prices equal to the price paid for our shares in our next offering. If the loan is not repaid in full within 90 days, it shall become secured by all of our assets and may be subject to other penalties.

NOTE H – DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

Derivative financial instruments consist of the following at March 31, 2006:

Fair value of common stock warrants	$133,350
Cash settlement of registration rights	1,102,580

Total derivative financial instrument liabilities	$1,235,930

The derivative liabilities related to common stock warrants arose from warrants that were issued on June 17, 2005 and expire on June 16, 2007. At inception we issued 12,362,600 of such warrants with an exercise price of $.60 per share, however as mentioned at Note C, we subsequently reduced the strike price of certain warrants that were exercised through February 6, 2006. At December 31, 2005, the value of these warrants was as follows:

Fair value of common stock warrants at inception	$3,461,500
Loss recognized through March 31, 2006	1,302,850
Fair value of common stock warrants exercised and reported in paid in capital	(4,631,000)

Fair value of common stock warrants	$133,350

The total loss from derivative liabilities through March 31, 2006 was as follows:

Loss from fair value of common stock warrants	$1,302,850
Loss from cash settlement value of registration rights	114,763

Total	$1,417,613

We carry warrants where net share settlement is not within our control as derivative liabilities. We use the Black-Scholes option pricing model to value these derivative liabilities because that model embodies all of assumptions necessary to fair value these instruments. In valuing the warrants at September 30, 2005, we used the market price of our common stock on that date, the expected volatility of our common stock based on its market price as of the preceding 31 weeks ending September 30, 2005 (1.225%), a risk-free rate of return of 3.95% an expected dividend yield of 0% and the remaining period to the expiration date of the warrants. In valuing the warrants initially, we used the market price of our common stock on June 17, 2005, which was the date the common shares were offered and subscribed. The warrants can be exercised by the holder at any time.

We carry the estimated net cash settlement value (a fair value technique) of liquidating damages features in our Registration Rights Agreements as derivative liabilities. In valuing these features, we estimate the future cash outlays under multiple scenarios and weight such amounts to their present values based upon estimated probabilities associated with each scenario outcome. All of our derivatives will continue to be carried at fair value until either our ability to net-share settle the instruments is reacquired or the registration rights have been completely fulfilled.

End of financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this report, the terms “we”, “us”, “our”, “MBI”, “Morgan Beaumont”, and the “Company” mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements about Morgan Beaumont’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural resources, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined herein, and, from time to time, in other reports Morgan Beaumont files with the SEC, including Morgan Beaumont’s Annual Report on Form 10-KSB as of September 30, 2005 and for the periods ended September 30, 2005 and 2004. These factors may cause Morgan Beaumont’s actual results to differ materially from any forward-looking statement. Morgan Beaumont disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are primarily a developmental stage technology company. We have established a network for loading funds on debit cards and conducting other financial transactions with business partners such as MasterCard, Visa, Discover card, Western Union and MoneyGram. Our primary products offered include: re-loadable debit cards and prepaid phone cards for the sub-prime market. We began developing our brand of debit cards in 2001. In 2003, we began selling our debit cards to the sub-prime credit challenged consumer but very soon thereafter observed that a major barrier to the acceptance and use of the card was the ability to deposit money on the debit card. In 2003, our focused shifted to building a computer network which we branded the SIRE Network that would connect the merchants where the credit challenged customers shopped, to the processors and banks that support and issue the debit cards enabling the near real-time deposit of money on to the debit card so it then could be used to purchase products and services similar to the way a credit card would conduct credit transactions. In January of 2005, we began using the SIRE Network and throughout 2005 we processed transactions for our own debit cards on the network as we refined and improved the network. We began offering prepaid phone cards and telecommunications services in May of 2005.

Plan of Operations

In the fiscal quarter ended March 31, 2006, our operational goals were to complete the PCI certification of our retail load network that we have branded the SIRE Network and to begin to develop direct relationships with processors and banks in order to begin loading their products on the SIRE Network.

We also planned to continue building direct relationships with retailers and distributors that serve to the sub-prime consumers which are our primary target market for our card products. This approach was possible because of demand for prepaid telecommunications products and our ability to develop prepaid phone products for this demand. Our strategy was to use the phone cards as a loss-leader to introduce our stored value products to the retailers.

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

We planned to expand our payroll programs under our active product Prestige Payroll to allow are sales and marketing personnel more flexibility when addressing customer needs. We also planned to complete the release of our new retail card ServiBancos, a product targeted to the Hispanic market which also facilitated our efforts to market economically to the retailers rather than use our distribution strategy. We planned to continue development on the SIRE Elite and Ultra Pay cards and add a non-reloadable gift card to expand our product line with new products to address our markets.

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

The goal for the quarter was to have revenue dramatically increased with telecommunications revenue by using our new retail channel and continuing to move more phone product through our distribution network as well as signing strategic wholesale contracts to provide telecommunications services. We did not plan to introduce the stored value cards into the retail channel until the second fiscal quarter to give our new representatives time to learn about the stored value product and develop a relationship with our new customers. Our plan was to focus on payroll stored value cards until the new retail channel was ready for stored value cards.

Results of Operations

In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from inception through March 31, 2006 fall within the referenced guidelines. Accordingly, we have reported our activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

Sales and Revenues - We have the following sources of sales and revenue:

•	Initiation fees
•	Hosting and licensing fees
•	Transaction fees
•	Prepaid phone cards
•	Wholesale telecommunication service
•	Sales of our Stored Value MasterCard
•	Monthly maintenance fees associated with keeping the card active, and
•	Transaction fees

Revenues for the three months ended March 31, 2006 and 2005 were $1,875,582 and $149,838, respectively. Revenue in the quarter ended March 31, 2006 was composed principally of $707,012 in wholesale domestic and international telecommunication and $1,170,766 in prepaid calling cards. Returns for stored value cards and fees were $2,812 and $2,500 respectively, there were no other returns. In the quarter ended March 31, 2005, revenues arose from shipments of our stored value cards of $146,175 and transaction and fees of $3,643. Revenue from the sales of stored value cards and transaction fees were down in period to period comparisons. Telecommunications revenue, which did not exist in March 2005, caused the increase in revenue from quarter ended March 31, 2005.

Revenues for the six months ended March 31, 2006 and 2005 were $3,365,331 and $191,038, respectively. Revenue in the six months ended March 31, 2006 were composed of $1,507,615 in wholesale domestic and international telecommunications, $1,818,763 in prepaid calling cards, $28,273 in stored value cards and $10,679 in fees. Returns for stored value cards and fees were $2,812 and $2,500 respectively, there were no other returns. In the six months ended March 31, 2005, revenues arose from shipments of our stored value cards of $176,325 and transaction and fees of $14,713. Revenue from the sales of stored value cards and transaction fees were down in period to period comparisons. Telecommunications revenue which did not exist in March 2005, caused the increase in revenue from six months ended March 31, 2005.

Cost of Revenue - Total costs of revenue for the quarters ended March 31, 2006 and 2005 were $2,425,118 and $79,508, respectively. Costs of revenue in the quarter ended March 31, 2006 included stored value card costs of approximately $6,300, cost of fees of approximately $5,800, telecommunications costs of approximately $2,180,000 and freight of approximately $8,000. We also reserved as obsolete, inventory related to our dispute with SCN of $221,733 in the quarter ended March 31, 2006. Cost of revenue for the quarter ended March 31, 2005 included stored value card costs of approximately $71,800, cost of fees of approximately $800, and cost of freight of approximately $3,300.

Total costs of revenue for the six months ended March 31, 2006 and 2005 were $4,260,602 and $97,242, respectively. Costs of revenue in the six months ended March 31, 2006 included stored value card costs of approximately $34,000, cost of fees of approximately $11,000, telecommunications costs of approximately $3,980,000 and freight of approximately $13,000. We also reserved as obsolete, inventory related to our dispute with SCN of $221,733 in the six months ended March 31, 2006. Cost of revenue for the six months ended March 31, 2005 included stored value card costs of approximately $84,000, cost of fees of approximately 1,000, and cost of freight of approximately $6,300.

The costs of revenue for the quarter and six months period ended March 31, 2006 is higher than same periods in 2005 primarily because of the telecommunications costs that did not exist in 2005. Cost related to card products is down by approximately 90% and 60% in the quarter and six months ended March 31, because of the reduced volume of cards being shipped. The cost of fees increased approximately 625% and 1,000% in the quarter and six months ended March 31, 2006 as compared to the quarter and six months ended March 31, 2005, because of increased card load activity. The card load activity related primarily to cards shipped and activated in prior periods. Cost of freight for the quarter and six months ended March 31, 2006 increased 142% and 106% respectfully over the same periods in 2005. Freight was up because of the cost of shipping our prepaid phone cards as well as the shipping of our marketing materials for our ServiBancos product.

Gross Margin (Deficiency) - Gross margin in the quarters ended March 31, 2006 and 2005 was a negative $549,536 and a positive $70,330, respectively, down approximately 880%. The negative gross margin in 2006 was the result of costs in excess of revenue for our phone cards in our effort to gain market share where there was no such cost or revenue in 2005. In addition, we wrote off approximately $222,000 of inventories that cannot be distributed while our dispute is in arbitration with our vendor SCN. The lack of revenue from profitable debit cards further impacted our gross margins negatively.

Gross margin in the six months ended March 31, 2006 and 2005 was a negative $895,271 and a positive $97,242, respectively, down approximately 1,020%. The negative gross margin in 2006 was the result of costs in excess of revenue for our phone cards in our effort to gain market share in 2006 where there was no such cost or revenue in 2005. In addition, we wrote off approximately $222,000 of inventories that we cannot distribute while our dispute is in arbitration with our vendor SCN. The reduced revenue from profitable debit cards further impacted our gross margins negatively.

At March 31, 2006, we had approximately 86,380 POPS active on our branded SIRE network in the United States and approximately 75,900 additional POPS under contract and in various stages of implementation. Total POPS under contract are approximately 162,280.

Other Operating Expenses - Other operating expenses for the three and six months ended March 31, 2006 were $1,950,647 and $4,005,475, respectively as compared to $1,315,851 and $2,928,328 for the respective periods of the preceding fiscal year. Our activity in preparing additional products for release, adding and implanting POPS, certifying our network with MasterCard, as well as expenses resulting from increased sales activity were the primary causes of the increase in operating expenses. Additionally, the expense of the reporting process, and in particular the attempts at registration of securities issued in private sales of our stock, as well as costs incurred for litigation type matters, caused increases in legal and accounting expenses.

Other operating expenses included depreciation and amortization of $204,769 and $15,341, during the respective six month periods ended March 31, 2006 and 2005, which increase resulted primarily from increased telecommunications equipment purchased for such portion of our business. In addition, we expensed stock based compensation of $213,016 in the quarter ended March 31, 2005 and $252,951 in the quarter ended March 31, 2006, and $952,833 and $250,419 during the respective six month periods ended March 31, 2005 and 2006. The significant amount of stock based compensation during the six months ended March 31, 2005 resulted primarily from various consulting arrangements we entered when we did not have the cash to compensate such consultants.. Other employee compensation of $684,744 and $494,622 was recognized in the quarters ended March 31, 2006 and 2005, respectively, and $1,062,012 and $1,562,629 for the six months ended March 31, 2005 and 2006 respectively. The increases were due to the addition of personnel to develop and market our products in addition to the added personnel used in telecommunications that did not exist in March of 2005. Other professional fees incurred in the quarters ended March 31, 2006 and 2005 were $477,713 and $247,703, respectively, and such costs approximated $1,074,200 and $456,000 during the respective six month periods ended March 31, 2006 and 2005. The increase in other professional fees is primarily attributable to legal fees associated with our licensing and compliance efforts along with our currently active litigation and the costs of reporting. Occupancy and equipment expenses increased from $45,288 for the quarter ended March 31, 2005 to $212,239 during the quarter ended March 31, 2006 and from $97,002 for the six months ended March 31, 2005 to $452,982 for the six months ended March 31, 2006, primarily due to increased depreciation and amortization (as mentioned above), and because we significantly increased the amount of space we lease to support our growth.

Gain (loss) on Derivative Financial Instruments. We recognized a loss on derivative financial instruments $431,838 for the quarter ended March 31, 2006, and a gain of such instruments of $203,073 for the six months ended March 31, 2006. This loss and gain arose from adjustments to record our derivative financial instruments at fair values in accordance with current accounting standards. Our derivative financial instruments arose in connection with the sale of certain equity instruments. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. During the year ended September 30, 2005, we issued common stock and freestanding warrants in connection with our financing activities. Although the terms of the financings do not provide for net-cash settlement, we afforded the holders registration rights that included liquidating damages provisions. In these circumstances, physical or net-share settlement of the warrant is presumed not to be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness thereof, and maintaining the listing of our common stock are also presumed not to be within our control, we are required to carry the estimated settlement value of the registration rights (resulting from the liquidating damages feature) as a derivative liability.

Derivative financial instruments are initially measured at their fair value and are re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. We use the Black-Scholes option-pricing model to value warrant-based derivative financial instruments because that model embodies all of the necessary elements and assumptions necessary to value such instruments. We use a projected, probability-weighted cash-flow model to make estimates of our cash-settlement obligations under the registration rights agreement. Each of these valuation models requires the use of subjective estimates and assumptions that are applied consistently during the life of the instrument. Such models will likely continue to result in volatility in our earnings in future periods as we continue to reflect our derivative financial instruments at fair values.

Other income (expense) also included various registration rights penalties of $142,254 and $351,972 during the respective three and six months ended March 31, 2006. Penalties are continuing to accrue at the rate of approximately $103,000 per month until such time as we are successful in registering the shares and warrants purchased by various accredited investors in June 2005.

No such losses and gains on derivative financial instruments, and/or registration rights penalties, were applicable during the three and six months ended March 31 2005 as we had no warrants outstanding at such time, nor had we reached the date where registration rights penalties started to accrue.

Net Losses - As a result of the above, we recognized significant losses during each of the periods in the accompanying financial statements.

Liquidity and Capital Resources

From inception to March 31, 2006, we generated cash from financing activities of $11,991,178. This amount arose primarily from sales of our common stock and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. We have used a significant portion of this capital to fund cash outflows for operating and investing activities of $10,245,071 and $1,298,063, respectively, and as of March 31, 2006. On March 31, 2006, we had cash on hand of $448,044.

We have been actively involved in raising capital and on April 26, 2006, we accepted a bridge loan from a group of shareholders. This initial bridge loan of $500,000 and potential subsequent financings under the agreement will be paid out of the proceeds of our next capital raise. Immediately subsequent to receipt of these proceeds, our cash balance was $657,657.

Our cash resources as of the date of the filing of this 10-QSB are not sufficient to meet our operating commitments for the next twelve months and accordingly, we will require additional debt or equity financing to continue as a going concern.

However, there can be no assurance that we will be able to generate proceeds from any such financings and/or that such financings will be available on terms suitable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, (the date of our year end) and updated that evaluation as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, concluded that our disclosure controls and procedures were not effective in timely alerting management to material information relating to us required to be included in its periodic SEC filings as of September 30, 2005. Based upon the updated evaluation by our Chief Executive Officer and Chief Financial Officer, they concluded that though improved, controls were still not adequate.

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

During the three months ended December 31, 2005, we changed our internal control over financial reporting by adding a review committee to review our public disclosure documents. The committee was established after we restated our financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 to improve control over our reporting process. This review committee remains in its formation stage and additional training is needed to improve the committee’s control over our public disclosure documents. This training will be performed in the quarter ended June 30, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to an ongoing legal proceedings as described in our 2005 annual report on Form 10-KSB, as filed with the Securities and Exchange Commission. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of such Annual Report. We do not believe the resolution of these matters will have a material adverse effect on its financial position or results of operations. Since the effective date of our annual report, we had entered into settlement agreements described in our quarterly report filed on February 14, 2005.

Morgan Beaumont, Inc. v. Robert W. Cloud, Case No. 2004-CA-4392 (Sarasota County, Florida):

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

We filed suit against Mr. Cloud in May 2004 in order to invalidate his employment contract. Subsequently, as a counter to the lawsuit, Mr. Cloud has alleged that he has ownership rights to software developed by Typhoon Voice Technology for Morgan Beaumont. The two cases were consolidated under the case name, Robert W. Cloud v. Morgan Beaumont, Inc., Case No. 2004-CA-4392. We additionally filed suit in September 2004 in Federal Court in Sarasota County, Florida against Mr. Cloud, Cloud Consulting, which as of November 2004 has gone unanswered. Our attorneys have submitted a written opinion that Mr. Cloud’s counter suit is not material and that if he were to prevail he would not be likely to be awarded in excess of $10,000. We believe we have a strong likelihood of success in this matter.

Morgan Beaumont, Inc. v. First National Bank of Central Texas, FiScrip, Transend, Superior Bank, Financial Services International (“FSI”), Virtual Money, Optimum Pay, Case No. 8:03-CV-2499-T-17MAP (Middle District of Florida):

We filed suit in Federal Court in Tampa, Florida in April 2004, against the defendants named above, maintaining that the banks and processors named failed to submit paperwork to MasterCard on our card programs while approving the programs and advising us that MasterCard authorized the shipment of Morgan Beaumont cards to our customers. The card program was canceled by MasterCard due to the banks’ failure to properly submit the appropriate applications. Our lawsuit seeks recovery of costs as well as damages which we believe to be in excess of $500,000. No trial date has been set.

In November 2004, we had reached a settlement with two of the defendants, FSI and TranSend, pursuant to which FSI and TranSend paid us $10,000, forgave approximately $50,000 in notes and debt, and granted us a royalty free license to use their software and agreed to provide us with

10,000 cards free of charge. FSI has also agreed to use our software to load cards. Our action against First National Bank of Central Texas, the primary defendant, is not settled and remains pending. Our attorneys have not advised us of the possibility of any material loss in the event we do not prevail.

Morgan Beaumont, Inc. v. James Smith III, Case No. 582005CA0108940000NC (Sarasota County, Florida):

We filed suit in state court in Sarasota, Florida against our former Chief Technology Officer, James Smith, for breach of contract, fraud and other causes of action. Mr. Smith entered into an employment agreement with us to induce us into paying him a signing bonus and issuing shares to him. He immediately thereafter resigned. He accepted bonuses and stock attributable to that agreement and stated his intention of performing under the agreement. He recently countersued us in federal court in Augusta, Georgia to attempt to enforce a purported settlement agreement and other matters. Our lawyers believe we will prevail in both matters. If we do not prevail, we do not anticipate incurring any material loss.

Morgan Beaumont, Inc. v. Secure Cash Network (Montgomery County, Texas)

On February 10, 2006, we initiated arbitration proceedings against Secure Cash Network (“SCN”) with the American Arbitration Association in Dallas, Texas, for breach of contract under a Private Brand Sales Agreement and Distribution Agreement. We alleged that SCN delivered cards that did not work. We refused to accept any future shipments from SCN. SCN is demanding that we accept and pay for the goods which we alleged to be nonconforming. SCN has filed a counter claim against us and we have subsequently amended our claims. We allege that SCN provided defective cards, improperly swept funds from a Good Funds Account, failed to reimburse us for money paid for defective cards, failed to provide administrative and customer services, and failed to abide by agreed upon reduced funding levels for the Good Funds Account. We have also alleged that SCN improperly suspended and terminated the agreements. SCN has alleged that we breached the agreements with respect to funding of the reserved account, access to information and non-payment of invoices.

We seek damages in an amount to be determined and equitable relief. SCN seeks damages including approximately $29,000 plus lost profits alleged to be approximately $250,000 and equitable relief. SCN has also presented us with an invoice for cards (of which 20% are alleged defective by us and 80% have never been printed or delivered) in excess of approximately $500,000 and has made a reference to damages in the event we interfere with its other relationships. We deny all of SCN’s claims.

The final hearing on the arbitration has been scheduled for the week of September 25, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2006, we received proceeds of $170,000 and subsequently issued 850,000 shares of common stock for the exercise of warrants related to the June 2005 private placement. We reduced the strike price of the warrants to $0.20 per share from $0.60 per share in order to induce the holders to exercise their warrants. The proceeds from this transaction were used to fund existing operations.

On January 19, 2006, we issued a total of 200,000 shares of our restricted common stock to two entities, Oxygen Eight, LLC and Spyglass Ventures, Inc., which are related to a former consultant of ours, Cascade Development. The shares were issued pursuant to the partial exercise of a 1,200,000 stock option grant that we provided to Cascade in 2005 for services rendered to us during such year. The options have an exercise price of $0.20 per share and are exercisable on a cashless basis. Cascade surrendered options to purchase 290,909 shares in order to receive the net number of 200,000 shares. All of the 200,000 shares were eligible for resale pursuant to Rule 144 at the time of issuance.

On February 10, 2006, we received proceeds of $330,000 and subsequently issued 1,650,000 shares of common stock for the exercise of warrants related to the June 2005 private placement. We reduced the strike price of the warrants to $0.20 per share from $0.60 per share in order to induce the holders to exercise their warrants. The proceeds from this transaction were used to fund existing operations.

On March 10, 2006, we issued 790,625 shares of common stock to the investors that purchased securities in our December 2004 private placement of shares. These shares paid $158,125 in registration penalties accrued through February 17, 2006, and eliminated future registration penalties for the December 2004 private placement.

Also, on March 10, 2006, we issued 1,236,250 shares of common stock to the investors that purchased securities in our June 2005 private placement of shares. These shares paid $494,500 in registration penalties that had accrued on the June 2005 private placement through February 28, 2006. Registration penalties continue to accrue on this private placement.

On March 28, 2006, Cascade exercised options to purchase an additional 200,000 shares of our restricted common stock by surrendering a total of 337,931 options. As of March 31, 2006 all 200,000 shares issued on March 28, 2006 were eligible for resale pursuant to Rule 144. Cascade still holds options to purchase 571,160 shares of our common stock on a cashless basis for $0.20 share.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 17, 2006, we had our annual meeting of shareholders where the shareholders were asked to vote for the following matters: (1) the election of 7 directors; (2) approval of our 2005 Long-Term Incentive Plan; (3) approval of our annual report for the period ended September 30, 2005; and (4) ratification of the selection of our independent public accountants for the fiscal year ending September 30, 2006.

Item 5. Other Information.

Resignation of Chief Financial Officer

On May 18, 2006, Theodore Misiewicz, tendered his resignation as Chief Financial Officer, Secretary and as a member of our Board of Directors effective June 2, 2006. Mr. Misiewicz indicated that his resignation was for personal reasons. We have not identified a new director or any new officers as of the date of this report. Our Vice President of Finance will serve as interim CFO until our board approves a replacement for Mr. Misiewicz.

Bridge Funding

On April 27, 2006, we borrowed $500,000.00 for a term of up to 90 days. The loan accrues interest at the rate of 9% per annum and is convertible into our common stock and contained a 100% warrant coverage both at a strike price equal to the price paid for our shares in our next offering. If the loan is not repaid in full within 90 days, it shall become secured by all of our assets and may be subject to other penalties. A specimen of the Note and Warrant is attached hereto as Exhibit 8.1.1. to the 8K filed with the SEC on May 5, 2006.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

5.1	Share and Exchange and Cooperation Agreement with Products Benefits Systems(1)

5.2	Agreement with i2C(2)

31.a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.a	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.b	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1) Incorporated herein by reference to Exhibit 8.1.1 to our Form 8K filed with the Securities and Exchange Commission on March 30, 2006 (File No. 030872).

(2) Incorporated herein by reference to Exhibit 8.1.2 to our Form 8K filed with the Securities and Exchange Commission on March 30, 2006 (File No. 030872).

(3) Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

On January 10, 2006, we filed a report on Form 8K announcing under Item 8.01 of that report, the offer to our warrant holders to reduce the exercise price of the outstanding warrants to purchase our common stock from $0.60 to $0.20 for exercises made prior to January 10, 2006 and the issuance of our press release on January 5, 2006 announcing our inclusion as one of the 2006 honorees to the annual 10 to Watch list of Intele-CardNews magazine.

On February 7, 2006, we filed a report on Form 8K announcing under Item 8.01 of that report, the postponement of our annual meeting for at least 30 days, until the SEC provided us with comments on our proxy and the issuance of our press releases on January 12, 2006 announcing that Bostrom International Group (BIG) and Diversified Data Management, Inc. (DDM) finalized an agreement to offer Morgan Beaumont Prestige Payroll Cards to all of DDM’s clients’ employees, the issuance of our press release on January 17, 2006 announcing that our preliminary review indicated our fiscal 2006 first quarter revenue for the period ended December 31, 2005 was estimated to be over 30% higher than previous guidance, the issuance of our press release on January 26, 2006 announcing the distribution agreement with Nationwide Providers to include Morgan Beaumont Prestige Payroll Cards as a part of its product portfolio and the issuance of our press release on February 6, 2006 announcing our plans to release fiscal 2006 first quarter earnings results on Monday, February 6, 2006 at 4:00 p.m. eastern time and, in conjunction with the release, the scheduled conference call for Monday, February 6, 2006 at 5:30 p.m. eastern time.

On March 30, 2006, we filed a report on Form 8K announcing under Item 8.01 of that report the Share Exchange and Cooperation Agreement with Products Benefits Systems Corporation we entered into February 22, 2006, the agreement with i2C we entered into March 22, 2006, the completion of our annual meeting of shareholders on March 17, 2006 where our shareholders voted affirmatively for the election of seven (7) directors, for the approval of our annual report for the period ended September 30, 2005 and for the ratification of the selection of our independent public accountants for the fiscal year ending September 30, 2005, the engagement of the placement firm of Midtown Partners & Co, LLC to find accredited investors that are willing and able to invest in our proposed private placement in the United States of up to six million dollars of our securities, the issuance of our press release on March 1, 2006 announcing the expansion of the strategic partnership with Products Benefits Systems, the issuance of our press release on March 6, 2006 announcing our participation in the ValueRich Small-Cap Financial Expo in Miami, the issuance of our press release on March 20, 2006 announcing our attendance, exhibition and presentation at the Intele-CardExpo to be held at the Miami Beach Convention Center, Miami Beach, Florida on March 21 through 23, 2006, the issuance of our press release on March 22, 2006 announcing the agreement with i2C.

On March 30, 2006, we filed a report on Form 8K announcing under Item 8.01 of that report, issuance of our recent press release announcing that we will be the exclusive provider of debit cards for the Great American Discount Buyer’s Association (“GADBA”), and that GADBA will also market all of or other prepaid stored value card products and services including payroll cards, prepaid telephone cards and SIRE Network services through its association web site and printed catalogs.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN BEAUMONT, INC.

Date: May 22, 2006	By:	/s/ Clifford Wildes

Clifford Wildes, Chief Executive Officer, Treasurer and Director