Form 10KSB/A
period 2005-09-30
MORGAN BEAUMONT, INC.
filed 2006-06-02
CIK 1120792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

(Amendment No. 1)

Commission File No. 000-33389

Morgan Beaumont, Inc.

(Exact name of Registrant as specified in its charter)

NEVADA	65-1071956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6015 31st Street East,
Bradenton, Florida	34203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (941) 753-2875

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: 170,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No X

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

The number of shares of the issuer’s Common Stock outstanding as of September 30, 2005 is 60,376,153.

Transitional Small Business Disclosure Format (check one): Yes ☐    No X

INCORPORATION BY REFERENCE

Reference is made to the Report on Form 10-KSB filed by Morgan Beaumont, Inc. (“we" or “us”) on December 23, 2005 ("Form 10-KSB”). Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the front cover, Item 1, Item 6 and Item 7 of the Company's Form 10-KSB filed on September 30, 2005 is hereby amended to read in its entirety as follows.

PART I

Item 1. Description of Business

Certain statements contained in this Form 10-KSB constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include its expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K, and the exhibits filed with or referred to in those reports.

As used in this annual report, the terms “we”, “us”, “our”, “MBI”, “Morgan Beaumont”, and the “Company” mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

Morgan Beaumont filed a definitive information Statement on Schedule 14C with the Securities and Exchange Commission on July 6, 2004 (the “Information Statement”). Reference is also made to the Information Statement for a description of the business of the Company, the new Board of Directors and management of the resulting corporation.

COMPREHENSIVE SUMMARY AND UPDATE

We sell debit cards, prepaid phone cards and long distance services. We initially sold our products only to distributors which placed cards with retailers. We have recently begun selling directly to retailers as well. We also provide software and services for the processing of debit card transactions. We are gradually expanding our marketing and sales of cards directly to retailers. We market debit cards predominantly under the Morgan Beaumont name and a limited number under the Pronto Banco name, and we privately label debit cards for others. We developed the software necessary for money to be loaded onto debit cards at numerous banks, stores and other locations, which utilizes otherwise incompatible operating systems. We refer to these retail locations where money can be loaded onto our cards or where its cards are sold as “points of presence” or “POPs.” The relationship with some of the POPs was established through distributors or created at facilities owned by the distributors. Most POPs however are a direct relationship between us and banks and other financial transaction companies like Western

Union or Money Gram. Some but not all of the POPs sell our cards, but all can load money onto our cards. Our software allows banks, financial services companies, retailers and other POPs to communicate debit card transactions. We give our software away for free, but charge the card user a use fee each time a transaction is processed. We have only recently introduced prepaid phone cards and the sale of long distance telephone services. Our revenues are presently almost entirely from the wholesale sales of our debit cards to distributors and the wholesale of long distance telephone services. We are establishing a network of direct and indirect relationships with our POPs. We continue to grow our number of POPs; however, we believe that if our systems are widely adopted by others within its industry, usage revenues from the use of our integrated software applications may eventually surpass revenues from debit and prepaid card sales.

Our debit cards are presently sold to distributors that primarily target the sub-prime credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are immigrants, recently divorced, young or have no credit history or very low income. We also began marketing payroll cards directly to certain large employers. We have an interactive voice response activation system for automated activation of cards and customer relationship management technology. We also developed our networking software that supports a network to allow cash to be loaded on to cards, which we have branded the “SIRE” Network. We were incorporated in July 11, 2000, and we spent the period from our incorporation until January 2005 developing our systems, establishing load location relationships and attempting to execute our business plan. We began selling debit cards in September 2002, and then discontinued our card sales in the fall of 2003. We resumed card sales again in January 2005.

We generate revenue from the sale of two primary debit cards, the “Morgan Beaumont Debit Palm Card” and the “Morgan Beaumont Stored Value Visa.” Card distributors or, in some cases, retailers, acquire the cards from us, and agree to pay us a monthly maintenance fee associated with keeping cards active and a transaction fee each time the card is used. We can also generate fee based revenue through our SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases.

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

Material Relationships

Our material contracts and relationships fall into the five main categories of:

•	Banks, we issue cards or card programs that we sell to distributors or others.
•	Processors, who collect the money and handle the financial transactions among the banks and the cardholders and the card distributors.
•	Distributors, who structure the type of card programs they want and sell the cards to end users or other sub distributors.
•	Points of Presence (POPs), which are card sales and load locations.
•	Card Association Companies, such as MasterCard and Visa, which sponsor certain types of card issuances.

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

We currently have three to five key relationships in each of the five main categories, which break down as follows.

Banks	Processors	Distributors	POPs	Credit Cards
1. First Gulf Bank 2. Bank First 3. MetaBank 4. First Federal Bank	1. WildCard 2. Symmetrex 3. National Card Services	1. Prime Source 2. Bostrom International Group 3. Network Management, Inc. 4. Virtual Lending Services 5. iPrePay	1. Western Union 2. Transaction Management 3. IPP 4. Bank of America 5. Money Gram 6. iPrePay	1. MasterCard 2. Visa

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

Recent History of Losses, Accumulated Deficit and Anticipation of Future Losses

We have incurred significant losses since our inception, and expect to have ongoing requirements for additional capital investment to implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. We suffered recurring losses from operations including a net loss of $7,417,935 for the year ended September 30, 2005 and $1,031,335 for the nine months ended September 30, 2004. Operating expenses for the year ended September 30, 2005, including non cash items of $1,332,931, were $5,806,503. Operating expenses for the nine months ended September 30, 2004 including non cash items of $49,523 were $1,029,125. As of September 30, 2005, we had an accumulated deficit of $10,072,872 which includes non cash items from inception of $4,402,932. We had not achieved profitability in any quarterly or annual period since inception and we expect to continue to incur net losses for the foreseeable future. Although revenues have grown in certain recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will obtain sufficient revenues to achieve profitability. Even if we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.

DESCRIPTION OF PRODUCTS AND SERVICES

Debit Card Products

The Morgan Beaumont Palm Card (the “Palm” Card) is an ATM and Debit Card. Our Morgan Beaumont Palm Card is an ATM/Debit card that allows the user/consumer to withdraw cash at over 750,000 ATM’s or make purchases at more than 5,500,000 merchants worldwide. Our Palm Card can be used at any location on the Interlink, Plus, Pulse & Star ATM networks and at restaurants, gas stations, car rentals and other locations utilizing credit card services or with ATM functions. Certain characteristics of the card are:

•	the card is PIN activated and balances/transactions can be checked at any ATM on the Cirrus and Maestro network, as well as via the Internet or by a toll free phone call;
•	the card is anonymous; they do not require a name to be embossed on the card;
•	the card is available in a one or two card set;
•	the card can be used for money transfers or to withdraw cash via ATM network, a debit card at retail locations worldwide or as a payroll card;
•	the card can be loaded with money from anywhere in the world via the Internet or by Cashier’s Check or Money Orders via mail; and
•	the transaction accounts are registered and FDIC insured.

Many in the sub prime market have a need to transfer money from the United States to their homes and families in Mexico, Asia and South America. Funds may be transferred from one card to another by telephone. A funds transfer on our Palm Card may be executed from one card to another for as little as $2.00. We have targeted several key markets for distribution of the our cards, such as convenience stores, check cashing stores and payroll services. We began sales to distributors targeting these markets in 2005. We hope to establish sales directly to retailers in the future.

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

Our Morgan Beaumont Stored Value Card (the “Stored Value” Card) is a true Prepaid Debit Card. Our Morgan Beaumont Stored Value MasterCard and Visa is a prepaid debit card that can be used anywhere MasterCard or Visa is displayed worldwide. The cardholder determines the spending limits by the amount loaded on the card. Certain characteristics of the card are:

•	the card includes either a VISA or MasterCard hologram on the front of the card and can be used worldwide anywhere Master Card and Visa are accepted;
•	the card is PIN activated and balances can be checked at any ATM, by a toll free phone call or via the Internet;
•	the card is not anonymous. The holders name is embossed on the card;
•	the card is primarily a prepaid debit card, but can be used as an ATM card, charge card or debit card (i.e. either pin based or signature based);
•	the card can be used as a payroll card; and
•	the card is widely recognized as an instrument of payment for goods and services.

Our Morgan Beaumont Prestige Payroll Program (the “Prestige Payroll” Program) gives employer companies the ability to load an employee’s paycheck onto a Stored Value Visa Debit Card. The employee is then able to access their paycheck via any ATM, pay bills by phone, make POS purchases and purchase goods and services over the internet. Certain characteristics of the card are:

•	the card includes a choice of ATM Debit and ATM with the VISA hologram on the front of the card and can be used worldwide anywhere Visa is accepted;
•	the card is not anonymous. The holders name is embossed on the card;

•	the card has easy direct deposit, including online reports of transactions;
•	the card is primarily a prepaid debit card, but can be used as an ATM card or debit card (i.e. either pin based or signature based);
•	the card is widely recognized as an instrument of payment for goods and services.

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

We are moving to link prepaid calling cards with mobile phone handsets, thereby leveraging our distribution to take advantage of the growing demand for prepaid cellular services. The use of mobile phones has quickly expanded in the past three years, and is predicted by many experts to continue growing exponentially. As a result, there is an opportunity to enter the prepaid-cellular market through branded handset/calling card combinations. These intelligent handsets are coded to be used with MBI Services Group calling cards exclusively, and will provide us with a recurring revenue stream as customers with handsets “recharge” their account by purchasing new MBI Services Group calling cards or recharging existing cards.

Services

Morgan Beaumont, Interactive Voice Response (“IVR”) Farm and Software Solutions. We acquired Typhoon Technologies, Inc. (“Typhoon”) in December 2003 and merged it into Morgan Beaumont, Inc. Typhoon had proprietary technology that was at one time considered by the Company to be an integral part of our development and operation of an IVR “farm” for the service of its customers, as well as competitive companies.

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

Value Load (“SIRE”) Network. We have labeled the platform for cash loading and payment locations as the SIRE Network. The SIRE Network provides a brand name, look and feel for our technology platform and network of retail load locations. The SIRE network is open technology that allows multiple card issuers, once certified, to load cards onto a national platform and ultimately as a national payment platform for goods and services. This platform connects us to the POPs, the bank and the processor. As the use of our cards or the SIRE network by others increases, we anticipate revenue from this source could exceed card sales.

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

POPs under contract as of September 30, 2005 (approximate)

In Person Payment	3,000
Transaction Management	1,400
NMI	6,000
iPrePay	20,000
Western Union	45,000
Bank Of America	5,880

Total	81,280

POPs that were operational as of September 30, 2005

In Person Payment	3,000
Transaction Management	1,470
Bank Of America	5,880

Total	10,350

POPs under contract, but not operational, POPs which are in beta testing, in a roll out phase, or in engineering development

iPrePay	20,000	iPrePay is experiencing delays in implementing due to lack of market acceptance by its customers of the new more expensive terminal necessary to load our cards
Western Union	45,000	Working the technical interface anticipated to be done by January of 2006
NMI	6,000	The customer is in the process of buying a software download program to push information to all of their locations
Total	70,000

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

1.    Debit Card – This card product is one the consumer may purchase over the counter at a retail merchant such as a convenience store, grocery store or similar merchant. This type of card product is readily available and may be packaged in a manner that allows the product to be displayed to the consumer so they are able to clearly understand the basic features and benefits of the card product prior to purchase.

2.    Payroll Card – This card product is typically not purchased by the consumer, but is provided by an employer as a means for the employer to directly deposit a consumer’s paycheck for them, rather than writing a paycheck. The packaging of this card product will be less informative, but it will contain documents clearly outlining the usage of the card as a payroll device.

There are fees the consumer pays for use of these card products. The fees for the payroll card may be lower for certain types of activities than for an ordinary debit card. In all cases, the issuing processors are responsible for debiting the cardholder account for the correct fees. These fees are to be distributed to us and other entities to pay for the services rendered for those fees.

All record keeping for this activity is kept at the issuing processor’s data center and is sent to our data center for monthly reconciliation.

The functions for loading money to the card, including banking functions, money movement and other details are described below:

HOW THE CARD WORKS

Consumer to Merchant Transaction:

1. Presentation. Consumer presents card to merchant, merchant swipes card through magnetic reader and is presented with a menu.

2. Loading. Merchant selects “load” option, and indicates the load amount. POS sends information to a Data Center to verify the POS device is authorized for use.

3. Verification and Authorization. The Data Center checks POS device ID to verify that the device is valid.

If the above POS device login is authorized, the Data Center performs the following to verify the card is valid: (i) card active Y/N, (ii) Load velocity check within program parameters Y/N and (iii) Load amount within min/max parameters for program Y/N.

4. Approval. If the POS device receives an “accept” message, the merchant accepts the cash from the consumer and is presented with another menu choice. If the device receives a “decline” message, the merchant is given some kind of detail on why the transaction was declined.

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

(b) Remittance Processor. The POS device transmits the load detail to the processor using Morgan Beaumont’s proprietary process.

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

Cardholder Fee Schedule Payroll	Fee’s
Monthly Maintenance	$4.95
ATM Domestic	$1.75
ATM International	$5.00
ATM Decline/Inquiry	$1.00
POS Domestic	$0.75
POS Domestic Decline	$0.75
POS International	$0.80
POS International Decline	$0.80
Balance Inquiry online	Free
Live Call with CSR	$1/minute
Lost or Stolen Card	$20.00
Card Liquidation	$10.00
Research Requests	up to $25/hr
Dormancy Fee	$7.50
Retail Load	$4.95
ACH Credit/Debit	$1.25
Transfer From	$1.00
Transfer To	$1.00

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

A)

Card Associations: MasterCard/ Visa. All of the cards we produce which have a hologram logo on the front will require approval from the card association holding the trade mark for the hologram logo. We obtain access to the network of financial institutions and linked ATM’s and point of sale systems through an arrangement among banks and MasterCard and Visa, as third party providers. The MasterCard and Visa relationship provides us with a package of other networks such as Star™ and Plus™ and Cirrus™ and similar networks. Our third party provider licenses with both MasterCard and Visa provide access to these networks without us having to negotiate access to each of the individual networks separately. We are currently negotiating an agreement with Discover that will allow us to produce a Discover gift card. We pay an annual fee to the card association to maintain the program approvals.

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

We have a signed agreement with Merrick Bank as an issuer of Stored Value MasterCards. We have expended considerable time, effort and money working with Merrick and its processor Galileo in the development and approval process for various Stored Value MasterCard products. We have approved programs for Stored Value MasterCard programs with Merrick and are a MSP and TPP with MasterCard with the bank. Merrick was considered essential by us for issuing of a new Stored Value MasterCard cards for a program called SIRE Elite which was approved by the bank and Master Card and anticipated to have launched in our Q4. Company was notified by Merrick in Q4 that it was unable to deliver product that quarter and unsure as to when it would be able to deliver product. We believe these delays adversely impacted our revenue for Q4 and Q1 in the sale, activation and generation of fees for Stored Value cards.

We received notification that we were approved to do business with Bank First in November and that Bank First would be sponsoring a new Stored Value card payroll program with us called Ultra issued. We anticipate shipping this card in our second quarter of fiscal 2006.

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

Fraud risk is minimized in lower floor limits (the ability of a store to process a transaction without a ‘real time’ verification of the card balance), and the fact that these cards are intended to be used in the US. With the checks and velocity use parameters in place, we have not experienced significant fraudulent use of cards to date. The processor has a schedule of fees for services provided to the card holder. We are charged these fees, and pass them on to the consumer each time a transaction that incurs a fee takes place.

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

F)

Affiliations Involved or Participating in the SIRE Network. We currently have an agreement in place with In Person Payment (“IPP”) that allows IPP to load cards that can be loaded on the SIRE network. We also have an agreement with iPrePay which is in the process of implementing the ability to load cards that can be loaded on the SIRE network through many of our 160,000 locations. We are also currently negotiating with several other money transmitters to allow them to load SIRE network loadable cards.

G)

Outsource/Design/ Packaging Services. We design the majority of our products internally with the help of outside vendors experienced in the industry. These vendors also provide production and packaging services for us. By using both internal and external sources for this activity, we use this redundancy to reduce dependence on individual sources for our product’s design and manufacture.

Licensing Requirements. We have obtained a National Association of Securities Dealer (“NASD”) Federal Money Services Business License (“MSB”), which some states require. Additionally, due to the nature of the business we conduct, many states require us to obtain some type of money services business license to sell or service the card products in that particular state. There is currently no clearly defined policy at a Federal or State level defining which segment of the business would require that type of licensing and which states will participate in requiring the license. We have engaged Jones Day, a law firm familiar with the current and emerging regulatory climate, to provide guidance in obtaining all necessary licenses. Due to the changing regulatory situation, it is possible that a state we are doing business in that does not currently require a license, may change its opinion, laws, rules, regulations or interpretation thereof and later require that we obtain a license. We have no ability to predict if that will happen, or what the period of time to obtain a license may be if it should occur. However, we have taken a proactive approach to this by regularly contacting the State agency in charge of those matters, and requesting updates on their policies. We anticipate this will provide adequate time to obtain any license that may be required.

Jones Day is evaluating and advising us on various state licensing compliance requirements that may exist for our Stored Value and Prepaid telecommunications products. Although this is an expensive and timely process, we feel that the compliance process is essential in the long term success of our business. To date, we have not obtained any state licenses.

ACQUISITIONS

During the year ended September 30, 2005, we had no acquisitions of any operating entities. We did however purchase certain assets necessary to operate our telecom subsidiary, MBI Services Group, LLC.

HISTORY OF BUSINESS OPERATIONS OF THE COMPANY

Pan American Energy Corp. (“Pan American” or “PAEC”) was incorporated under the laws of Nevada on May 26, 2000 and planned principal operations of the Company commenced in 2000. Pan American was an exploration stage company engaged in the acquisition, exploration and development of mineral properties. Pan American’s business plan was to carry out exploration work on a mineral claim referred to as the Flint mineral claim in order to ascertain whether it possessed commercially developable quantities of gold, silver, lead or zinc.

Morgan Beaumont, Inc., a Florida corporation (“Morgan Beaumont”), was formed on July 10, 2000, as a sales and marketing company providing debit card products to the sub-prime consumer. Morgan Beaumont developed a strategy that launched a successful sales campaign, and shipped the first cards to consumers in late 2001. Morgan Beaumont had a relationship with only one bank and one processor at that time. The bank discontinued support of the debit card products in mid 2003 which prevented us from engaging in sales activities. This resulted in a cessation of all card sales until December 2004. Morgan Beaumont began to cultivate multiple Banking and processing relationships, as well as undertake the development of value loading technology to bolster our ability to produce debit card products, and to attempt to provide the services for these products we believed the consumer was requesting. Sales efforts for debit card products resumed in late 2004, and sales began in 2005.

On May 10, 2004, Pan American entered into a merger agreement pursuant to the Agreement with former Morgan Beaumont, which became effective with the State of Nevada as of August 6, 2004 (the “Merger”), however, since Pan American had not satisfied all of the conditions precedent under the Merger Agreement, the Merger was not completed until the latter part of August 2004. Morgan Beaumont merged with and into Pan American, the separate existence of Morgan Beaumont ceased and Pan American continued as the Surviving Corporation under the name Morgan Beaumont, Inc., a Nevada corporation. The business of the Company changed from oil and gas exploration development to the business of Morgan Beaumont, as described in this Report.

We established MBI Services Group, LLC (“MBI Services Group”) on January 27, 2005, as a wholly owned subsidiary with its principal business being the operation of the select assets purchased from MTEL and the production of pre paid telecommunications products. We completed the purchase of property and equipment from MTEL Communications, Inc. on May 6, 2005, transferred the telecommunications equipment to MBI Services Group, and began operations in Miami, Florida as a telecommunications company. MBI Services has subleased space from MTEL and its executives in the building where the equipment resides. The subleased facility is located in a building that has suitable bandwidth and back up resources to support the operation during power outages. MBI Services has applied and received a federal license to operate. A significant amount of our revenue has been generated by the sale and support prepaid telecommunications products produced by MBI Services LLC. We anticipate that this will continue in 2006. MBI Services Group is positioned to sell services to multi-national carriers through Independent Sales Office (“ISO”) providers in specific targeted markets. By leveraging its relationships and increasing its network of providers, MBI Services Group intends to introduce new profitable, communications products on a regular basis.

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

Sub-Prime Credit Consumers. According to CARDWEB.com, trade publications and the United States payment Card Information Network, “there are perhaps as many as 60 million un-banked consumers in the United States. Analysts estimate this group of un-banked consumers spends over $15 billion annually in check cashing and other financial services.” These individuals may be unable to avail themselves of traditional credit and banking channels or to obtain a debit or credit card for a number of reasons such as, recent immigration to the US, bad credit history, lack of credit history due to divorce or age (i.e. students) or recent emergence from bankruptcy etc. Prepaid debit and cash cards are attractive alternatives to these individuals.

The difference between a sub prime consumer using debit cards and a prime consumer using debit cards is that the prime consumers debit card is linked to the individual’s bank account at a bank where the consumer has a checking or savings account. The sub prime consumers card is linked to a pool account established as a depository for all funds linked to the BIN supplied by the bank. Each consumer’s card is a sub account in the larger pooled account.

Often times a sub prime consumer is not able to open a bank account for a variety of reasons such as a low FICO score, or a history of bouncing checks, or some similar activities banks shy away from. By obtaining a Morgan Beaumont debit card the sub prime consumer is able to utilize Morgan’s pooled account as a depository with the issuing bank of the Morgan Beaumont card. This card account becomes the sub prime consumers account where their money is stored, as opposed to a prime consumer who simply opens an account at that bank in their own name.

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

Prepaid phone card users, as a group, are comprised of a vast array of different types of consumers. This $80 billion per annum industry contains certain subsets of the general population, including trans-nationals new to the US, seasonal and migratory workers and lower income populations create the bulk of what can be termed the “credit challenged” segment of the prepaid market. These consumers all have the need and desire to use telecommunications services, but for various reasons are unable to use traditional credit based services. Another segment is the youth market. Highly mobile, they are very strong consumers of communications services. A third segment includes business and recreational travelers able to use prepaid calling services to save money when calling while away from home. Other segments include individuals and organizations seeking to develop a collectible card and groups involved in fund raising activities.

There are various reasons for consumers to use prepaid services. Often, these reasons may center on the inability to establish sufficient credit relationships with product and service providers. This group can further be divided into markets based upon:

•	limited income,
•	lack of credit history due to youth, and
•	limited residence time in the US.

Typically members within this group have few financial tools available to them, with many not having any relationship with a bank or financial institution. Collectively, these markets are often labeled the “sub prime” market.

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

Essentially, there are two types of business organizations that have evolved to meet the needs of the prepaid marketplace. One was the technology-driven long distance company (AT&T) that added a pre-paid transaction platform to their long distance switch. The other was the distribution driven sales company that private labeled their cards and resold the long distance company’s services. MBI Services Group is a hybrid of these two business models, encompassing aspects of both types of organization.

BUSINESS STRATEGY

Our goal is to become a market leader in the provision of card-based products and services to small businesses and sub-prime credit customers by:

%

Expanding in Existing Small Business Merchant Market. We believe we can expand our business by focusing on the small merchant market. We intend to focus our efforts towards merchants who are considered small businesses and who belong to certain key ethnic groups and which have not historically accepted electronic payment methods.

%

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

SALES AND MARKETING

Personnel

As of September 30, 2005, we had 14 sales people, of which 7 are outside sales and 7 are in inside sales. Our outside sales people visit customers and handles sales outside of the office. Our inside sales personnel handle telemarketing and sales from within our offices. We also have 4 marketing personnel who prepare collateral materials, conduct market research, handle advertising, do some web design and graphics design and handle customer training. Both groups’ efforts center around direct mail, telephone solicitation and industry direct advertising.

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

During the year ended September 30, 2005, we primarily relied upon distributors to get our debit card products into the retail locations. This required us to identify companies selling other products or services into the types of retail establishments commonly used by our target consumer. iPrePay is an example of this type of company. An agreement was signed with iPrePay whereby iPrePay would purchase Stored Value cards from us and load cash on to our Stored Value cards at iPrePay. Point of Presence represented to be approximately 60,000 with iPrePay being able to access over 250,000 locations. We were advised that iPrePay was having technology issues with its Touch Screen terminals and that iPrePay would be delayed in rolling out those locations on our SIRE network. We have assisted iPrePay in writing code for its Touch Screen terminal to expedite the roll out of Points of Presence and are contemplating writing additional programming code to access various POS terminals in iPrePay’s account base in an effort to expand our’ SIRE network load location. While we have shipped Stored Value product to iPrePay in 2005, iPrePay has sold very few of those cards to the retail consumer because of the delays experienced. These delays with iPrePay caused us to lose significant projected revenue that we anticipated when we signed our agreement.

We sold approximately 90,000 cards from inception through September 30, 2004 but had no card sales in fiscal year 2004. In the year ended September 30, 2005, we sold approximately 119,000 cards.

MBI Services Group initially focused on selling calling services that are subcontracted from other facilities-based providers. Since the prepaid phone cards are marketed as MBI Services Group’s branded products, these providers are transparent to MBI Services Group’s customers and end-users. Since then MBI Services Group has established its own switch sites and facilities while developing proprietary network agreements with its carriers.

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

We believe we compete with other providers of money and stored value cards services on the basis of the following factors:

•	quality of service;
•	reliability of service;
•	ability to evaluate, undertake and manage risk;
•	speed in approving merchant applications; and
•	price.

We believe our focus on smaller merchants and sub-prime credit clients gives us a competitive advantage over larger competitors that have a broader market perspective, and over competitors of a similar or smaller size that may lack our extensive experience and resources in this market sector. Please see Risk Factors for additional discussions of competition.

PROPRIETARY RIGHTS

We have filed various copyrights on Stored Value and Pre Paid telco products during the year. We have taken such action to protect our brand and marketing initiatives. We anticipate that we will continue this practice. We do not hold any patents and have not received any copyright or trademark registrations to date. Where appropriate, to protect our intellectual property rights, we intend to rely on a combination of trademark, patent and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners, acquisition targets and others. Effective trademark, copyright and trade secret protection may not be available in every country in which we intend to offer our services. The steps taken to date by us to protect our intellectual property rights may not be adequate. We have not patented or trademarked any of our work through the U.S. Patent and Trademark Office, nor have we copyrighted any of our work through the U.S. Copyright Office. We have filed trademark applications for the name Morgan Beaumont, our logo and for the “SIRE” network. The trademark “SIRE” is already held by a large financial services firm in the same trademark category that applies to our business. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

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

EMPLOYEES

As of September 30, 2005, we had 44 full time employees that we now categorizes as: 4 officers and executives; 14 sales; 4 marketing; 6 technology; 5 customer service; 7 operations and 4 finance. We also have 5 full time consultants that presently operate our telecom division. None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good. We believe our future success will depend in large part on our continuing ability to attract, train and retain highly skilled technical, sales, marketing and customer support personnel.

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

From inception to September 30, 2005, we generated cash from financing activities of $9,673,644. This amount arose primarily from sales of our common stock, and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. We have used a significant portion of this capital to fund cash outflows for operating and investing activities of $6,203,273 and $995,659, respectively for the period since our inception to September 30, 2005. Since we have not attained profitable operations and have been dependent upon obtaining financing to pursue our plan of operations, there is no assurance that we will not require additional resources in the future, or that we will be able to obtain financing in the amount required on terms satisfactory to us.

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

STATES MAY ADOPT EVEN MORE STRINGENT LICENSING RULES AND REGULATIONS. We anticipate that many states will later adopt regulations or laws with which we will be required to comply. There were over one hundred stored value bills introduced in state legislatures in the first half of 2004 alone. We expect regulation of this industry to only increase and become more complicated. Regulatory and tax intensive states such as California will likely adopt a typically complex and heavily regulated scheme. The lack of license requirements in states such as California is more likely a result of their legislature’s inability to function effectively rather than the lack of desire to tax and regulate. It may be even more costly or difficult for us to comply with the new state regimes and more stringent rules and regulations adopted by state and federal government agencies. These regulatory structures could prove too expensive or complicated for us to comply with on a cost effective basis or at all.

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

(b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws;

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

(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Risks Related to the Business of the Company

The following is a summary of some of the risk factors which may have an impact on our business efforts:

WE HAVE A LIMITED OPERATING HISTORY IN A NEW AND RAPIDLY CHANGING INDUSTRY. We were formed in May of 2000. Accordingly, we have only a limited operating history on which an evaluation of our prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the sub-prime credit industry. Significant on-going risks include our ability to:

•	expand our subscriber base and increase subscriber revenues;
•	compete favorably in a highly competitive market;
•	access sufficient capital to support our growth;
•	recruit, train and retain qualified employees;
•	introduce new products and services; and
•	upgrade network systems and infrastructures.

We cannot be certain that we will successfully address any of these risks. In addition, our business is subject to general economic conditions, which may not be favorable for our business in the future.

WE HAVE NOT BEEN PROFITABLE AND EXPECT FUTURE LOSSES. We have suffered recurring losses from operations including a net loss of $7,417,935 for the year ended September 30, 2005. Operating expenses for the year ended September 30, 2005 were $5,806,503. We have not achieved profitability in any quarterly or annual period since inception and we expect to continue to incur net losses for the foreseeable future. Although revenues have grown in certain recent quarters, we cannot be certain that we will be able to sustain these growth rates or that we will obtain sufficient revenues to achieve profitability. Even if we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect that costs and expenses will continue to increase in future periods, which could negatively affect future operating results.

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

SECURITY AND PRIVACY BREACHES OF OUR ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH. Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and store personal information about consumers, including bank account and credit card information, social security numbers and merchant account numbers. If we are unable to protect this information or if consumers perceive that we are unable to protect it, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

•	cause our customers to lose confidence in our services;
•	deter consumers from using our services;
•	harm our reputation;
•	expose us to liability;
•	increase our expenses from potential remediation costs; and
•	decrease market acceptance of electronic commerce transactions.

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

A CHANGE IN LICENSING LAWS COULD IMPAIR OUR ABILITY TO MOVE MONEY OVER A BANKING NETWORK. We are dependent upon the use of electronic banking networks owned by major financial services institutions and major banks to load value on the cards and record deductions against cardholders’ accounts. If we lose access to such networks by virtue of contact issues or changes in the laws or regulations governing their use, it could render our products useless.

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

IF WE WERE TO LOSE OUR THIRD PARTY PROCESSOR LICENSE FROM MASTERCARD OR VISA, THE LOSS WOULD SUBSTANTIALLY INTERFERE WITH OUR ABILITY TO TRANSACT BUSINESS. We obtain our access to the network of financial institutions and linked ATM’s and point of sale systems through an arrangement among banks and MasterCard and Visa, as a third party provider. MasterCard and Visa relationships allow us to come with a package of other networks such as Star™ and Plus™ and Interlink™ and Cirrus™ and similar networks. If we lose our third party provider licenses with both MasterCard and Visa, we would be forced to separately negotiate access to each of the individual networks. Any down time associated with the loss of access in the networks could render our systems and cards as issued useless. Even if we were then able to negotiate third party processor agreements with the individual networks, we might not be able to do so in time to preserve our business name and customer relationships. Thus, the loss of third party processor relationships with both Visa and MasterCard could put us out of business.

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

CERTAIN DELAYS COULD CAUSE LOSS OF BUSINESS OPPORTUNITIES AND INHIBIT OUR GROWTH

Delays in the development of our programs or business plans could cause loss of opportunities. These delays could be in areas such as:

•	Deployment of our technology
•	Obtaining POPs
•	POPs becoming active
•	Interfacing with technology at the POPs
•	Adoption of technology
•	Revenue due to cards being activated
•	Revenue due to cards being used
•	Revenue due to training at distribution level
•	Revenue due to training at POPs level
•	Revenue due to bank processor approvals for card programs

The delays could cause occurrences such as delays in launching card programs which could cause us to burn more cash, increase our need for outsourcing or costs of licensing technology,

render the cards unusable causing us to refund customers’ money and cause the card products to be returned to distribution. The delays may also impact our cash flow and profitability and cause us to lose our bank sponsorship which may lead to us losing our ability to load cash onto cards and reduce the features of the cards. Delays due to interfacing with technology at the POPs, delays in distribution down line deployment of inventory into POPs, delays in revenue due to cards being used or delays in revenue due to training at the POPs level could cause extended terms to be granted to distribution. Delays in distribution down line deployment of inventory into POPs could also delay the sale, activation and use of the cards as could delays due to adoption of technology, delays in revenue due to training at the distribution level, or delays in revenue due to training at the POPs level. Delays in revenue due to bank approvals of programs or changes in card programs could cause cards to become unusable and result in litigation.

PROVIDING CREDIT TO THE WRONG DISTRIBUTORS COULD HARM OUR TELECOM BUSINESS AND INHIBIT OUR GROWTH

If we provide credit to the wrong distributors it could have a material adverse effect on our telecom business, financial condition and results of operations. We electronically transfer credit in advance onto our prepaid phone cards which we sell to our distributors. If the distributor does not pay us as agreed, it could harm our telecom business. In addition, if we are unable to protect or consumers perceive we are unable to protect, the security and privacy of our electronic transactions, our growth in the telecom market could be materially adversely affected. Providing credit to the wrong distributors may:

•	cause us embarrassing and damaging disclosure obligations;
•	cause our customers to lose confidence in our services;
•	deter consumers from using our services;
•	harm our reputation;
•	expose us to risk of fraud;
•	expose us to liability; and
•	increase our expenses from potential remediation costs.

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

Item 2. Description of Property

FACILITIES

In the year ended September 30, 2005, we moved our corporate headquarters from 2280 Trailmate Drive, Sarasota, FL, where we occupied approximately 3500 square feet, to 6015 31st East, Suite 201, Bradenton, FL 34203, telephone number: 941-753-2875, where we occupied approximately 10,000 square feet. Subsequently, we moved our office location from the second floor to the first floor, Suite 101, in the same building as we had been occupying which increased the space we utilized to 20,000 square feet. We intend to sub-lease the space in Suite 201 and have been actively showing the space to potential lessees. Once the sub-lease is complete, we believe that its cost per square foot will be significantly reduced. This facility is leased, with a base monthly rent of $12,167. This lease expires on December 31, 2008.

We currently maintain our database, software and operations at 1 Wilshire Blvd in Los Angeles, California 90017, as a “mirrored” location for security and redundancy in the case of an emergency or power outage.

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

We filed suit against Mr. Cloud in May 2004 in order to invalidate his employment contract. Subsequently, as a counter to the lawsuit, Mr. Cloud has alleged that he has ownership rights to software developed by Typhoon Voice Technology for Morgan Beaumont. The two cases were consolidated under the case name, Robert W. Cloud v. Morgan Beaumont, Inc., Case No. 2004-CA-4392. We additionally filed suit in September 2004 in Federal Court in Sarasota County, Florida against Mr. Cloud, Cloud Consulting, which as of November 2004 has gone unanswered. Mr. Cloud has since through his attorney requested arbitration in Tampa, Florida for resolution in December of 2004. Our attorneys have submitted a written opinion that Mr. Cloud’s counter suit is not material. Management believes they have a strong likelihood of success in this matter.

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

Fiscal Quarter Ended	High	Low
August 31, 2002	$4.75	$0.35
November 30, 2002	$6.90	$2.75
February 28, 2003	$7.40	$3.00
May 31, 2003	$4.05	$1.65
August 31, 2003	$0.90	$0.41
November 30, 2003	$0.49	$0.41
February 28, 2004	$1.45	$1.45
May 31, 2004	$0.75	$0.75
August 31, 2004	$0.52	$0.42
September 30, 2004	$0.44	$0.34
December 31, 2004	$0.98	$0.11
March 31, 2005	$1.76	$0.51
June 30, 2005	$0.90	$0.44
September 30, 2005	$1.14	$0.43

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

Recent Sales of Unregistered Securities – During Reporting Period

The issuance of shares of our common stock of under the merger was done without registration under the Securities Act of 1933, amended, or qualification under the securities or “blue sky” laws of any jurisdiction. The issued shares of common stock bear a restrictive legend stating that the securities have not been registered under the Securities Act of 1933 and set out the restrictions on transferability and sale of the securities.

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

Subsequent to Year End

Agreement with MoneyGram

On October 31, 2005, we entered into an agreement with MoneyGram pursuant to which we will allow MoneyGram to accept funds from cardholders at MoneyGram’s domestic agent network locations. MoneyGram and us will establish a systems interface that allows for processing of cash loads either directly between MoneyGram and our proprietary systems or through a third party processor which shall process the cash loads and/ or transfer information between MoneyGram and our proprietary systems. A consumer fee for the service shall be paid to us for each ExpressPayment transaction completed on our behalf. A copy of this agreement is incorporated herein by this reference.

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

Unregistered Shares Issued In Settlement of Registration Penalties

We continue to seek the registration of the shares discussed in Note J of our consolidated financial statements for September 30, 2005, and in March 2006, we issued unregistered common stock as a settlement to the purchasers from December of 2004, stock at $0.20 per share in settlement of the accrued penalties through February 17, 2006. The share issuance agreement stated that no further penalties would accrue.

In March 2006, we issued 790,625 shares of our unregistered common stock as a settlement to the purchasers from the July 2005 private placement memorandum. The number of shares issued was based on a price of $0.40 per share and was issued as consideration for settlement of the accrued penalties through February 17, 2006. The share issuance agreement indicated that penalties will continue to accrue.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

PLAN OF OPERATIONS

Summary.

Information prior to August 24, 2004 (the date of the reverse acquisition) related to our predecessor entity, Pan American, has been omitted. From a legal perspective, Pan American is the surviving company and thus continues its public reporting obligations. However, from an accounting perspective, Morgan Beaumont is treated as though it acquired Pan American. Therefore, all financial information presented in this 10KSB includes Morgan Beaumont’s standalone results from the period July 10, 2000 (date of incorporation) to September 30, 2005.

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

Sales and Revenues. Revenues for the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005 were $1,089,673, $58,602, and $1,679,892 respectively. Revenue was up in the year ended September 30, 2005 by 1,759 % when compared to the nine months ended September 30, 2004. In addition to the additional three months of selling opportunity in fiscal 2005, sales in fiscal 2004 were hindered because we did not have working card programs to sell and not enough money to fund sales and development. Telecommunications revenue for the year ended September 30, 2005, was approximately $600,000 or approximately 55% of revenues as compared to zero in the nine months ended September 30, 2004 as we were not then engaged in such business. During the nine months ended September 30, 2004 we had an average of approximately 5,800 POPs excluding the approximate 4,000 Bank of America locations that can load some of our products. These POPs were restricted to loading its cards and did not market our cards. Cost of revenues for the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005 were $1,075,445, $35,833, and $1,391,607 respectively. The 2,900% increase in 2005 was the result of increased revenue as well as the addition of telecommunications revenue at a very low margin in the reporting period.

During fiscal year 2006 we intend to expand the number of active access points; Morgan Beaumont has in place contracts that management believes have the potential to grow our access points to over 100,000 POPs. Many of these POPs will sell or load (or both) debit/ATM and stored value hologram cards to the public. As of September 30, 2005, we had approximately 81,000 POPs under contract, under 11,000 were fully functioning, while 70,000 are in various stages of implementation and will become active by January of 2006. As of September 30, 2005, we had approximately 10,350 POPs active and as of September 30, 2004, we had less than 10,000 POPs active.

We have seven sources of sales and revenue: initiation fees, subscription fees, transaction fees, prepaid phone cards, maintenance fees, financial float fees and wholesale telecommunications services. We generate income from the sale of our stored value debit and VISA cards, and the consumer use of our prepaid phone cards. We also generate income from the monthly maintenance fees associated with keeping stored value cards active, the maintenance fees generated from our Prestige Payroll cards, and from transaction fees associated with these cards. Income is also generated by the SIRE Network when consumers load cash into their card account so the card can be used for day to day purchases.

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

Professional and consulting fees increased 677% from $141,116 for the nine months ended September 30, 2005, to $1,096,838 for the year ended September 30, 2005 because of the professional services needed to comply with the registration of our two equity private placements as well as our filings with the SEC.

Impairments amounted to $212,000 for the year ended September 30, 2005 compared to approximately $43,200 for the nine months ended September 30, 2005. Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our assets during the year ended September 30, 2005 and determined that certain assets were impaired, including a note receivable for $202,000.

Occupancy and equipment costs increased from $88,951 to $506,712 for the nine months ended September 30, 2004 compared to the year ended September 30, 2005 respectively. This increase was due to the additional office space and equipment needed to support the additional staff and activity in the company during fiscal 2005.

Gain (loss) on Derivative Financial Instruments. We recognized a loss on derivative financial instruments of ($1,620,686) for the year ended September 30, 2005. These losses arise from adjustments to record our derivative financial instruments at fair values in accordance with current accounting standards. Our derivative financial instruments arose in connection with the sale of certain equity instruments. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. During the year ended September 30, 2005, we issued common stock and freestanding warrants in connection with our financing activities. Although the terms of the financings do not provide for net-cash settlement, we afforded the holders registration rights that included liquidating damages provisions. In these circumstances, physical or net-share settlement of the warrant is presumed not to be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness thereof, and maintaining the listing of our common stock are also presumed not to be within our control, we are required to carry the estimated settlement value of the registration rights (resulting from the liquidating damages feature) as a derivative liability.

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

Loss from Operations. As a result of the above, our loss from operations increased 471% to $5,792,275 in the year ended September 30, 2005 from $1,006,356 in the nine months ended September 30, 2004. Net loss increased 619% to $7,417,935 for the year ended September 30, 2005 compared to $1,031,335 for the nine months ended September 30, 2004. In addition to the operating factors described above, we also recognized a loss from derivative financial instruments of $1,620,686 or approximately 22% of our net loss for the year ended September 30, 2005. This non-cash loss resulted from the accounting for registration rights associated with our common stock sale in December 2004, and our sale of common stock and warrants in June of 2005. From inception we have lost $10,072,873. The average operating loss per month in the twelve months ended September 30, 2005 was $482,700 compared to $111,817 for the nine months ended September 30, 2004. The increase in the rate of loss related to our increased staffing and marketing activities compared to the slower rate of growth in our sales and corresponding gross margin.

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

At September 30, 2005, we owed registration rights penalties of $99,750 for the private placement of stock completed in December of 2004 and are accruing $21,375 per month in additional penalties. We will also be incurring penalties for the registration rights related to the sale of warrants and stock concluded in July of 2005 beginning in October 2005 of approximately $98,900 per month. Management is undertaking efforts to raise additional capital to enable us to continue to operate.

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

Management will require additional capital resources for the expansion of our marketing and further improvement of our technology as well as to improve our financial controls. We are adding additional experienced personnel in Marketing, Technological and Finance in order improve market penetration and profitability.

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

OFF-BALANCE SHEET ARRANGEMENTS

Operating Leases

We are obligated under various operating lease agreements for our facilities. Future minimum lease payments under these leases are approximately as follows at September 30, 2005:

Years ending September 30,	Amounts
2006	$286,800
2007	286,800
2008	194,700
2009	48,700

Total	$817,000

Rent expense under the above leases for the year ended September 30, 2005, and the nine months ended September 30, 2004 approximated $194,089, $31,800.

Consulting Agreements

Effective October 1, 2004, we entered into three consulting agreements having terms ranging from one to two years and terminable by either party on 30 days notice. As consideration for various services to be rendered, we agreed to pay the consultants total monthly fees of (i) $14,000 during the period October 1, 2004 to September 30, 2005 and (ii) $6,000 for the period October 1, 2005 to September 30, 2006. In addition, we granted 1,900,000 nonqualified stock options to these consultants, which options are exercisable at $0.20 per share and may be exercised on a cashless basis.

At the time of the purchase of the MTEL assets (see Note D), we engaged the founder and President of MTEL to provide certain consulting services to us under a consulting agreement that requires, at a minimum, monthly payments of $7,000 for a period of at least eighteen months.

Employment Agreements

At September 30, 2005, we are obligated under a non-cancelable employment agreement with our chief executive officer. Pursuant to the agreement, the officer is to receive base annual compensation of $185,000 for the year ending September 30, 2005, $205,000 for the year ending September 30, 2006 and $225,000 for the year ending September 30, 2007, as well as various vacation and medical benefits, a car allowance of $750 per month, an initial bonus of $75,000 and annual bonuses ranging from 2.5 to 3.0% of net income. In addition, we agreed to grant him options to purchase 3,250,000 shares of our common stock at a price of $.20 per share (a significant portion of such grants served as consideration for him agreeing to cancel certain benefits and protections set forth in his prior employment agreement). The agreement, which is subject to automatic renewal unless we exercise our rights to terminate it at the end of the initial, or any succeeding, terms, contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs. If we terminate the officer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for a period of six months.

We are also obligated under various other cancelable employment agreements, including one that require us to pay different amounts of severance if we terminate the respective employees without cause. Future required payments for base compensation under all of the employment agreements discussed herein are approximately as follows:

Years ending September 30,	Amounts

2006	$350,000
2007	225,000

Total	$575,000

Service and Purchase Agreements

We have entered into one to three year contracts with various contractors to provide certain marketing, technology and customer support services to expand the money card program. Since the fees to be paid are contingent primarily on sales volume, it is not possible to calculate the amount of the future commitment on these contracts.

Other Purchase Commitment

In addition to the above, as of September 30, 2005, we had committed ourselves to purchase approximately $600,000 of inventories during the period October 1, 2005 to June 30, 2006.

REVENUE RECOGNITION

We generate the following types of revenues:

•	Initiation fees, which arise from sales of our stored value and debit cards.
•

Subscription fees, which arise from hosting or licensing fees. Under a hosted agreement, our customers are not charged for the use of our proprietary software; rather they pay a per minute or per transaction fee for each use whereas under a licensing agreement, our customer pays monthly fees for the use of our software at each of their loading stations.

•	Transaction fees, which arise from the use and loading of cash for ATM, debit or stored value cards.
•	Maintenance fees, which arise from charges for keeping the cards active.
•	Financial float fees, which arise from charges for the instant load of cash and convenience of stored value, ATM and debit cards.
•

Sales of prepaid phone cards and related phone card fees which arise from the usage of such cards. All revenue from the sale of prepaid phone cards is initially deferred and subsequently amortized to revenues as the cards are used.

•	Revenues from sales of long-distance minutes are recognized when provided.

In general, our revenue recognition policy for fees and services arising from the our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, revenue for our stored value cards are recognized when shipped and revenue for our prepaid telephone card sales are recognized when the products are used. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

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

Stock – Based Compensation

We account for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

With respect to non-employee stock options that vest at various times, have no significant disincentives for non-performance and/or specific performance commitments, we use EITF 96-18 to account for such options. Pursuant to this standard, the value of these options is estimated at reporting dates prior and finally measured at the respective vesting date(s) and. The expense for each group of options is recognized ratably over the vesting period for each group.

We have adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Until such time that we are required to apply SFAS 123 (R) (see “Recent Pronouncements”), as permitted by SFAS No.123 and amended by SFAS No. 148, we will continue to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements.

Revenue Recognition and Deferred Revenue

We generate the following types of revenues:

• Initiation fees, which arise from sales of our stored value and debit cards.

• Subscription fees, which arise from hosting or licensing fees. Under a hosted agreement, our customers are not charged for the use of our proprietary software; rather they pay a per minute or per transaction fee for each use whereas under a licensing agreement, our customer pays monthly fees for the use of our software at each of their loading stations.

• Transaction fees, which arise from the use and loading of cash for ATM, debit or stored value cards.

• Maintenance fees, which arise from charges for keeping the cards active.

• Financial float fees, which arise from charges for the instant load of cash and convenience of stored value, ATM and debit cards.

• Sales of prepaid phone cards and related phone card fees which arise from the usage of such cards. All revenue from the sale of prepaid phone cards is initially deferred and subsequently amortized to revenues as the cards are used.

• Revenues from sales of long-distance minutes are recognized when provided.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in

Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, revenue for our stored value cards are recognized when shipped and revenue for our prepaid telephone card sales are recognized when the products are used. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Equity Issued with Registration Rights

In connection with sales of our common stock during the fiscal year ended September 30, 2005, we granted certain registration rights that provide for liquidated damages in the event we fail to timely perform under the agreements. Although the common stock does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. As a result, a portion of the common stock subject to such liquidated damages does not meet the tests required for permanent equity classification, and accordingly has been included as a derivative financial instrument liability in the accompanying consolidated balance sheet until such time the conditions are eliminated. The amount initially allocated to such liability (approximately $546,000) represents our best estimate of the fair value of the estimated penalties we will incur as a result of these liquidated damages.

Derivative Financial Instrument Liabilities

We evaluate our financing arrangements for derivative financial instruments, whether freestanding or embedded in other instruments that are indexed to our common stock or are otherwise required to be carried as assets and liabilities under current accounting standards. Such instruments and features are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement.

We carry derivative financial instruments at their estimated fair values. We use the Black-Scholes option-pricing model to value warrant-based derivative financial instruments because that model embodies all of the necessary elements and assumptions necessary to value such instruments. We use a projected, probability-weighted cash-flow model to make estimates of our cash-settlement obligations under registration rights agreements or similar forward-based arrangements. Each of these valuation models requires the use of subjective estimates and complex assumptions that are applied consistently during the life of the instrument. Such models will likely continue to result in volatility in our earnings in future periods as we continue to reflect our derivative financial instruments at fair values.

Item 7. Financial Statements

Our auditors report, as well our following consolidated financial statements as of and for the various periods ended September 30, 2005, and for the nine months ended December 31, 2004 are included in this report following page 59 at the pages indicated:

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

•

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

The guidance set forth in Auditing Standard No. 2 (“AS2”) of the Public Company Accounting Oversight Board states that the restatement of previously issued financial statements to reflect the correction of a misstatement should be regarded as at least a significant deficiency in, and is a strong indicator of a material weakness in internal control over financial reporting. In connection with the filing of the amended 10QSB’s, we have concluded that a material weakness existed as of December 31, 2004, which precludes us from concluding that our internal control over financial reporting was effective as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the interim or annual financial statements will not be detected.

Therefore, our Management Assessment Report on Internal Control Over Financial Reporting, which was contained in Item 3 of the Form 10-QSB as of March 31, 2005 and which stated that our internal control over financial reporting was effective as of March 31, 2005, can no longer be relied on.

We had originally accounted for the options under Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock Based Compensation”. Under FAS 148, we recognized an original fair value for the options related to cancelable contracts as approximately $408,000. SEC Staff accountants examined our filings as part of the review process for the S-2 Registration Statement and directed us to EITF 96-18 Issue 3, a provision previously unknown to us. Under application of this provision, we would measure the fair value of the options on the date they vest and estimate their fair value on the reporting dates prior to vesting. This error resulted in understatements of our stock based compensation expense in the quarterly reports for the reporting periods ended December 31, 2004, March 31, 2005, and June 30, 2005 of $441,417, $174,225, and $133,900, respectively.

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

During the nine months ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. An Accounting Policy and Procedures Manual has been drafted to address many of the internal control issues related to financial reporting and is currently being implemented. We feel the Financial Reporting issues are being addressed and will improve in the fiscal year of 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Item 8B. Other Information

None

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of September 30, 2005. As described below, certain officers and directors have resigned or assumed new positions.

Name	Age	Position	Since

Clifford Wildes (1)	55	Chief Executive Officer, Treasurer and	2001
		Director

Kenneth Craig (2)	51	Chief Financial Officer, Secretary and	2002
		Director

Erik Jensen (2)	47	President, Chief Operating Officer and Director	2003

Mark Brewer	47	Director	2002

Virgil “Brother” Sandifer, Jr.	50	Director	2004

Benjamin J. Bond	64	Director	2004

Theodore Misiewicz (2) (3)	47	Director, Secretary and Chief Financial Officer	2005

Daniel Davis	38	Chief Technical Officer	2005

Joseph Hudgins (2)	50	Director – Effective October1, 2005	2005

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

•	Mr. Wildes is the former founder and CEO of Microtech International Inc., a private company that he sold to a Japanese public company in 1995.
•	He was also the founder and CEO of Nova Interactive Inc., which he sold to a public company in 1997.
•	Mr. Wildes was co founder and an Officer of Barclay Partners Inc. from 1996 to 1998.
•	Mr. Wildes is founder and CEO of Meridian Capital Inc a business consulting services from 1997 – 2004.
•

From 1997 to 2001, Mr. Wildes consulted, or has been employed with, various public companies holding positions as their CEO, COO and Vice President and managing the operations of those companies on a temporary or interim basis.

•

Mr. Wildes served as the interim CEO of Beverly Hills Limited, a public company where he was engaged by Board of Directors and its largest shareholder from April 1999 to July 1999 to evaluate and assist in evaluating potential acquisitions candidates for Beverly Hills Ltd.

•	From September 1999 to December 1999, he served as COO of WCollect, an online art auction company, where he was hired at the request of a financing group to evaluate and assist in operations.
•

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

•

From December 2000 to January 2004, Mr. Wildes continued his business consulting services as CEO of Meridian Capital, Inc. while he was simultaneously an officer and director of Morgan Beaumont, Inc. In January 2002, Mr. Wildes began working full time for us.

Mr. Wildes received a Bachelor of Science degree in Political Science and Economics from the University of Massachusetts (formerly “Boston State College”) in Boston in 1972.

Erik Jensen – President, Chief Operating Officer and Director; effective January 2005, President and Director. Mr. Jensen has co founded and sold a number of technology start up companies over the past 15 years. Prior to joining us, Mr. Jensen was President, Director and Co-Founder of Typhoon Voice Technology from 2001 to 2003, a software development company described in Item 1 of this report, which was acquired by us. From 1999 to 2002, Mr. Jensen was Technology marketing manager for all VoIP solutions. He has extensive experience in the telecommunications industry and related technology. He has held executive positions at Callware Technologies and Comdial Corporation, which is currently active. Mr. Jensen has studied Business Administration and Management Information Systems from 1977 to 1988.

Joseph Hudgins – Effective October 2005, Director. Mr. Hudgins has over 25 years experience in the banking industry. Mr. Hudgins is Executive Vice President of First National Bank of Pennsylvania in Sarasota, which is currently active, where he manages its operation in Florida. Hudgins has held senior executive positions with First Third Bank of Florida in 2001 and with First National Bank of Florida from January 2001 through December 2004. Mr. Hudgins was President with First National Bank of Florida F.K.A. West Coast Branch from 1992 through 2003, with SouthTrust Bank of Sarasota from 1990 through 1991 and with SouthTrust Bank of Decatur from 1986 through 1990. From 1978 to 1986, Mr. Hudgins was Vice President for First Union National Bank of Rome. Mr. Hudgins was also Assistant Branch Manager with Valley Fidelity Bank from 1977 through 1978. Mr. Hudgins received a Bachelors Degree in Mathematics from Carson-Newman College in 1977 and received a Masters of Business Administration in Banking Management from the University of Virginia in 1982.

Mark Brewer – Director. Mr. Brewer has served as the Marketing Director for One World Nutrition, a nutritional supplement company, since January 2003. He is the Managing Director of Novus Capital Investment Fund. Since May of 2002, he has served as Vice President of Lighthouse II, Inc., a marketing company. From 1997 to 2002, he has also served as President of HydroMaid International, manufacturers of water-powered disposal units. Mr. Brewer attended the University of Phoenix where he received a Bachelor of Arts in Business Administration in 1985.

Benjamin J. Bond – Director, Audit Committee Member, Compensation Committee Member. Mr. Bond is a certified public accountant. For the past 10 years, Mr. Bond has been in private accounting practice specializing in tax and consulting. Mr. Bond received a Bachelor of Science in Business Administration from the University of Florida in 1966.

Virgil Lee “Brother” Sandifer, Jr. – Director, Audit Committee Member, Compensation Committee Member. Mr. Sandifer is a certified public accountant and managing partner of the accounting firm of Sayle, Sandifer & Associates, LLP, where he has practiced since 1980. Mr. Sandifer attended the University of Mississippi where he received a Bachelor of Arts in Accounting in 1977 and a Master of Business Administration in 1979.

Theodore Misiewicz – Effective January 2005, Director, and Chief Financial Officer. Mr. Misiewicz is a certified public accountant. He is a financial and operations professional with more than twenty years of extensive operational responsibilities in a wide variety of industries including computer manufacturing, Licensing Financial Services, Affinity Marketing, the Gift Market, Collectibles, Syndication and Consulting. Mr. Misiewicz was director and manager of corporate accounting for QMS, Inc. from 1985 through 1994. During the course of his employment, that Company grew from approximately $50 million in sales to over $300 million as a public corporation. From 1994 through 1995, Mr. Misiewicz was Vice President of Finance & Administration for Jordan American Holdings, Inc. where he was responsible for all corporate financial and administration of the publicly traded holding company including accounting and budgeting. He accomplished the tax-free spin-off of an unprofitable division that served to materially reduce the shares and increase the book value per share. From 1996 through 2000, he was secretary and treasurer for Mill Pond Press, Inc. Mr. Misiewicz was Chief Financial Officer of Atlantic Syndication from 2000 through 2004 and Senior Executive Analyst for American Management Services from March 2004 through May 2004. Mr. Misiewicz attended Western Michigan University where he received a Bachelor of Business Administration.

Daniel Davis – Chief Technology Officer, effective September 16, 2005. Mr. Davis was our Vice President of Engineering and was promoted to Chief Technology Officer. Prior to being retained by us, Mr. Davis owned and operated Switching Solutions, Inc., a developer of software solutions many of which were specifically tailored to the stored value industry. Switching Solutions is still owned by Mr. Davis; however, it is operated by employees and Mr. Davis has no day to day responsibilities within Switching Solutions. Prior to operating Switching Solutions, Mr. Davis was active in the telecommunications industry serving as the Vice President of Operations for the now defunct Tel-Ops, LLC, of Tampa Florida and Chief Operating Officer for Galaxy Long Distance. Mr. Davis holds an Associate of Computer Technology degree from National Education Center.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, no present or former director, executive officer, or person nominated to become one of our directors or executive officers:

•

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

•	was convicted in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

was the subject of any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/ her involvement in any type of business, securities, or banking activities; or

•

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

Employment Agreements

We replaced the employment agreements of Cliff Wildes, Erik Jensen, and Theodore Misiewicz whereby it defined specific severance pay should the Executive resign their position and in return for a definitive divesture plan for the “bleed out of stock subject to SEC regulations. The agreements are summarized below:

Clifford Wildes

Cliff Wildes entered into a two (2) year employment agreement effective October 1, 2005 replacing the three (3) year employment agreement effective October 1, 2004, pursuant to which he receives an annual salary of $205,000 beginning October 1, 2005 increasing to $225,000 beginning October 1, 2006. Mr. Wildes received options to purchase 3,250,000 shares of common stock at $0.20 per share, vesting 1,625,000 as of October 1, 2004, vesting 812,500 as of September 30, 2005, and vesting 812,500 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). He also receives a $750 per month automobile reimbursement, a performance-based bonus and bonus upon sale of the Company and certain medical and other benefits. Mr. Wildes also received a signing bonus at the signing of the original October 1, 2004 agreement of $75,000 in exchange for cancellation of the anti-dilution protections set forth in his prior employment agreement. A copy of the employment agreement is attached hereto as Exhibit 9.1.

Kenneth Craig

Kenneth Craig entered into a three (3) year employment agreement on October 1, 2004, pursuant to which he will receive an annual salary of $165,000 for the first year, $180,000 for the second year and $195,000 for the third year. Mr. Craig will received options to purchase 2,500,000 shares of common stock at $0.20 per share, vesting 1,250,000 as of October 1, 2004, vesting 625,000 as of September 30, 2005, and vesting 625,000 as of September 30, 2006 (a significant portion of such grants served as consideration for him agreeing to cancel benefits and protections set forth in his prior employment agreement). Mr. Craig will also receive a $650 per month automobile reimbursement, a performance-based bonus, and bonus upon sale of the Company and certain medical and other benefits. Mr. Craig also received a signing bonus of $75,000 in exchange for cancellation of the antidilution protections set forth in his prior employment agreement.

Effective August 31, 2005, Mr. Craig resigned his position with the company and under the terms of an agreement with the Company, received a lump sum payment of $82,500 as well as earned vacation pay. Mr. Craig also received an accelerated vesting of 625,000 of his unvested options. Under the agreement, Mr. Craig forfeited the remaining 625,000 unvested stock options and the future compensation benefits in his employment agreement. Mr. Craig also agreed to a “Bleed Out” arrangement for the sale of Company stock that he owned or could own through the exercise of his options that reduced the amount of stock that he could sell from the legal limits upon him.

Erik Jensen

Erik Jensen entered into an agreement effective October 1, 2005 replacing the two (2) year employment agreement effective October 1, 2004, pursuant to which he receives an annual salary of $145,000. Mr. Jensen received options to purchase 750,000 shares of the common stock at $0.20 per share, vesting 250,000 as of October 1, 2004, vesting 250,000 as of September 30, 2005, and vesting 250,000 as of September 30, 2006. Mr. Jensen also received a signing bonus of $15,000 at the signing of the October 1, 2004 agreement, and entitlement to a performance-based bonus and a bonus upon sale of the Company and certain medical and other benefits. If Mr. Jensen is terminated without cause, he will be paid in full for all pay, benefits, overrides, commission, vacation pay, personal days, bonus and stock or options. A copy of the employment agreement is attached hereto as Exhibit 9.4.

Theodore Misiewicz

Theodore Misiewicz entered into a one year three month agreement effective September 1, 2005 replacing the two year employment agreement effective January 1, 2005 as amended pursuant to which he will receive an annual salary of $105,000 per year prorated from June 1, 2005 and effective January 1, 2006 an annual salary of $115,000. Mr. Misiewicz received options to purchase 500,000 shares of the Company’s common stock at $0.66 per share with the signing of the January 1, 2005 agreement vesting 166,667 on January 1, 2005, 166,667 on December 31, 2005, and 166,666 on December 31, 2006. Mr. Misiewicz also received an automobile allowance of $500 per month and certain medical and other benefits. A copy of the employment agreement is attached hereto as Exhibit 9.5. The agreement is cancellable upon30 days written notice.

Daniel Davis

Daniel Davis entered into a two year agreement with us on September 16, 2005 pursuant to which he will receive an annual salary of $110,000 beginning September 16, 2005. The agreement calls for Mr. Davis’s compensation to be raised to an annual $125,000 on September 16, 2006 for the remaining year of the agreement. Mr. Davis received 400,000 stock options vesting 100,000 on October 18, 2005, 100,000 on January 1, 2006 and 200,000 on September 30, 2006 at an exercise price of $0.55 per share. Mr. Davis also received an automobile allowance of $400 per month and certain medical and other benefits. A copy of the employment agreement is attached hereto as Exhibit 9.6. The agreement is cancellable upon 30 days written notice.

Consulting Agreements

We have engaged several financial consultants to assist it in our operations, since the date of our fiscal year end, under the following agreements and terms:

Consulting Agreement with Scott Christie

Effective October 1, 2004, we entered into a Consulting Agreement with Scott Christie to advise us on financial business and investor matters. Prior to its cancellation, the Agreement was for a term of two (2) years, was terminable by either party on 30 days notice and provided for us to pay Scott Christie a monthly fee of $4,000 and issue 500,000 nonqualified stock options to Mr. Christie exercisable at $0.20 per share on a cashless basis, vesting 100,000 options immediately and 100,000 for the following four quarters. A copy of the Consulting Agreement was attached to our Form 8-K dated December 12, 2004 and is incorporated herein by this reference. Effective April 1, 2005, the consulting agreement with Mr. Christie was terminated.

Consulting Agreement with Andrew Neitlich

Effective October 1, 2004, we entered into a Consulting Agreement with Andrew Neitlich to advise us on financial business and investor matters. Prior to its cancellation, the Agreement was for a term of two (2) years, was terminable by either party on 30 days notice and provided for us to pay Andrew Neitlich a monthly fee of $2,000 and issue 240,000 nonqualified stock options to Mr. Neitlich exercisable at $0.20 per share on a cashless basis, vesting 40,000 options immediately and 40,000 for the following four quarters. A copy of the Consulting Agreement was attached to our Form 8-K dated December 12, 2004 and is incorporated herein by this reference. Mr. Neitlich was terminated in March 2005.

Consulting Agreement with Cascade Partners

Effective October 1, 2004, we entered into a Consulting Agreement with Cascade Partners (“Cascade”) pursuant to which Cascade will provide advisory services. Cascade will receive $8,000 per month plus options to purchase 1,200,000 of our shares for $0.20 per share on a cashless basis. Our CEO, Clifford Wildes, is a former business partner of two of Cascade’s principles and one of Cascade’s principals has and continues to provide legal services to or on behalf of Mr. Wildes and our CFO, Theodore Misiewicz. A copy of the Consulting Agreement is attached hereto as Exhibit 9.5. At the end of the Consulting Agreement, we determined that we would not extend the Agreement beyond its expiration date.

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

Dennard Rupp Gray & Easterly, LLC

On March 17, we entered into a consulting agreement with Dennard Rupp Gray & Easterly, LLC (“DRG&E”) for DRG&E to provide investor relations services and advice to us for a monthly fee. Our contract at DRG&E is Kenneth Dennard. Neither DRG&E nor its principals received any stock or additional compensation for their services. A copy of this consulting agreement is attached as Exhibit 5.3 to our 10-QSB for the period ended March 31, 2005.

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

Audit Committee Financial Expert

Our Audit Committee consists of two practicing accounting professionals.

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

Ben Bond was past accountant for Nova Interactive Inc., Barclay Partners Inc. and Meridian Capital Inc. Erik Jensen’s wife, who is an attorney, previously worked for a firm that did legal work for Mr. Wildes personally and for his companies, including Morgan Beaumont. Mr. Jensen’s wife worked with the firm that was Key Card Communication’s corporate attorneys. Erik Jensen and James Smith were previously in business together and the shareholders of Typhoon Voice Technology. VL “Brother” Sandifer had filed our past tax returns and has been associated with Ken Craig and his family for years and has filed Mr. Craig’s taxes. The Board of Directors has been advised of the details of these relationships.

Cliff Wildes was an investor in Key Card Communications and a director of Key Card Communications for approximately 4 months in 2001 and then became a vice president of its successor after it merged with a non-trading reporting company, until he finally resigned in December 2001. There he met Michael Rejbeni, and others who were involved in the initial operations of Key Card. Mr. Wildes also introduced Key Card to his professional relationships. Benjamin Bond agreed to act as a consultant on accounting matters, Rod Braido agreed to act as member of the board of directors of Key Card and Attorney Gary Glassman agreed to act as one of its corporate attorneys. Mr. Wildes also introduced Key Card to several law firms that presently represent Morgan Beaumont. Mr. Wildes resigned from Key Card’s Board of Directors in June 2001 after learning in a board meeting that Key Card had not paid its payroll taxes as they came due. Mr. Wildes remained as a consultant to Key Card and a vice president of its successor until December 2001, to assist in the completion of the merger. The merger was completed; however, Key Card’s shares were never listed or traded. Mr. Braido also resigned in December 2001 to join Morgan Beaumont as our CEO. Key Card discontinued operations in approximately July 2002, shortly after Key Card’s attorneys reported to its board that they believed that Key Card’s founder and President, who is now deceased, had misappropriated substantial amounts of cash from Key Card. There was no known evidence to the auditors or others that anyone else was involved in the embezzlement of Key Card’s funds. Mr. Wildes filed suit against Key Card in 2002 and received a judgment against them. Mr. Wildes believed that although Key Card’s founder had cheated and deceived him, a number of professional services and local investors, that Key Card did employ a number of good and intelligent individuals who were familiar with the telecom industry. As Morgan Beaumont developed, Mr. Wildes sought out the expertise of those employees to assist him in growing the Company.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of its equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, the representations in the Merger Agreement between the former Morgan Beaumont and Pan American Energy Corporation, and the written representations from certain Reporting Persons that no other reports were required for those persons, we believe that, during the nine months ended September 30, 2005, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to the following individuals, our “named executive officers, and directors” for the two most recently completed fiscal years ended September 30, 2005. This table does not reflect changes that went into effect after the end of our fiscal year.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded $	Options/* SARs (#) Granted
Clifford Wildes (1) (3)	Chief Executive Officer, Treasure and Director	2005 2004 2003	$185,000 $150,000 $150,000	$35,000 - -	16,500 $5,941 $9,350	- - -	3,350,000 - -
Erik Jensen (1) (3)	President, Chief Operating Officer, and Director	2005 2004 2003	$125,000 $96,000 -	$15,000	$11,500 $4,800 -	- $2,000 -	850,000 - -
Theodore Misiewicz (1) (3)	Chief Financial Officer, Secretary, and Director	2005 2004 2003	$74,083	- - -	$12,100	- - -	600,000 - -
Kenneth Craig (1) (3)	Chief Financial Officer, Secretary, and Director	2005 2004 2003	$233,750 $150,000 $150,000	$35,000 - -	$7,800 $12,593 $18,860	- - -	2,500,000 - -
Daniel Davis	Chief Technical Officer	2005 2004 2003	$78,000 - -	- - -	$4,800 - -	- - -	300,000 - -
James Smith III	Chief Technical Officer	2005 2004 2003	37,000 $78,000 -	- - -	- $4,800 -	- - -	150,000 - -
Virgil “Brother” Sandifer, Jr. (1) (2)	Audit Committee Member, Compensation Committee Member, and Director	2005 2004 2003	$5,000 $5,000 -	- - -	$3,750 $1,000 $250	- - -	100,000 - -

Benjamin J. Bond (1) (2)	Audit Committee Member, Compensation Committee Member, and Director	2005 2004 2003	$5,000 $5,000 -	- -	$3,750 $1,000 $250	- - -	100,000 - -
Mark Brewer (1) (2)	Director; Audit Committee; Compensation Committee	2005 2004 2003	$5,000 $5000 $5000	- -	$3,750 $1000 $250	- - -	100,000 - -
		2005	$747,833	$85,000	$63,950	-	8,050,000
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

Option/SAR Grants in Fiscal Year 2005

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Average Exercise Price ($/Share)	Expiration Date
Clifford Wildes	3,350,000	27.5%	$0.20	October 1, 2014
Erik Jensen	750,000	6.2%	$0.20	October 1, 2014
Theodore Misiewicz	600,000	4.9%	$0.76	January 1, 2015
Daniel Davis	300,000	2.5%	$0.55	July 19, 2015
Kenneth Craig	2,600,000	21.3%	$0.20	October 1, 2014

Total	7,600,000	62.4%	$0.26

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the period ended September 30, 2005. As of the date of this report, no options had been exercised.

OUTSTANDING STOCK OPTIONS AND WARRANTS

As of September 30, 2005, we had options outstanding for the purchase of 13,451,667 share of our common stock at an average exercise price of $0.3 per share. We also had 12,362,500 warrants to purchase our common stock for $0.60 per share.

Subsequent Issuance of Stock Options

Subsequent to September 30, 2005, we granted stock options according to the following table:

	Granted	Vested	Forfeited	Outstanding	Average Exercise Price
Directors	-	-	-	-	-
Executive Officers	-	-	-	-	-
Employees	1,000,000	304,168	-	1,000,000	$0.53
Consultants	-	-	-	-	-
Total	1,000,000	304,168	-	-	$0.53

There have been no grants of stock options to officers or directors subsequent to September 31, 2005 as of the date of this filing.

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

Title of class class(1)	Name and address of beneficial owner	Amount of beneficial ownership As of 9/30/05	Percent of class As of 9/30/05

Common Stock	Clifford Wildes	7,440,789 shares(2)	12.3%
	7436 Myrica Drive
	Sarasota, FL 34241

Common Stock	Carole L. Wildes	7,440,789 shares(3)	12.3%
	7436 Myrica Drive
	Sarasota, FL 34241

Common Stock	Erik Jensen	1,623,757 shares (4)	2.7%
	5105 Sunnydale Circle
	Sarasota, FL 34233

Common Stock	Virgil “Brother” Sandifer, Jr.	100,000 shares related to options	0.2%
	2037 Hwy 82 E.
	Greenville, MS 38703

Common Stock	Benjamin J. Bond	100,000 shares related to options	0.2%
	1001 N. Washington Blvd., Suite 106
	Sarasota, Florida 34236

Common Stock	Mark Brewer	100,000 shares related to options	0.2%
	12577 South 265 West
	Draper, UT 84020

Common Stock	Theodore Misiewicz	600,000 shares related to options	1.0%
	3688 Quiet Pond Ln.
	Sarasota, FL 34235
Common Stock	Daniel Davis	300,000 shares related to options	0.5%

Common Stock	Jody Hudgins	No shares	0.0%

Common Stock	All Officers and Directors	10,264,546 shares	17.0%
	as a Group that consists of
	three people

(1)	The percent of class is based on 60,376,153 shares of common stock issued and outstanding as of September 30, 2005.
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

(4)	Of the shares represented as of September 30, 2005, all 773,757 in the name of Erik Jensen and 850,000 shares related the options granted Mr. Jensen.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is information with respect to the amended 2004 Stock Incentive Plan:

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuamce under the compenastin plan
12,576,666	$0.32	2,423,334

Item 12. Certain Relationships and Related Transactions

There have been three transactions within the last two years where one of our directors, officers or shareholders of the Company, had a direct or indirect interest.

    •  Erik Jensen, current President and COO, was an officer and director of Typhoon Voice Technologies in 2003. Typhoon had contracts with us for the development of the Morgan Beaumont Network and database. We have since acquired Typhoon and all assets thereof.

    •  Virgil “Brother” Sandifer, Jr., prepared our 2002 and 2003 tax returns as our tax accountant before joining our Board of Directors.

    •  Kesselring Corporation, a licensed Florida Contractor, performed remodeling services for us at various times during the year ended September 30, 2005. Clifford Wildes is a minority shareholder in Kesselring and Erik Jensen also owned a minority interest in Kesselring from January 2005 until September 2005.

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

	Year Ended September 30, 2005	Nine Months Ended September 30, 2004
Audit Fees	$96,000	$44,300
Audit Related Fees	$0.00	$0.00
Tax Fees	$0.00	$0.00
All Other Fees, Including Tax Consultation and Preparation	$0.00	$0.00

All audit fees are approved by our Board of Directors.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

MORGAN BEAUMONT

By:	/s/Clifford Wildes
Clifford Wildes, Chief Executive Officer, Treasurer
Director
	Date:	June 2, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Clifford Wildes
Clifford Wildes, Chief Executive Officer and Treasurer
(Principal Executive Officer)
Director
	Date:	June 2, 2006

By:	/s/Theodore Misiewicz
Theodore Misiewicz, Secretary and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Director
	Date:	June 2, 2006

EXHIBITS INDEX

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

Exhibit Number	Description of Exhibit
31.a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.a	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.b	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(2) Filed as an Exhibit to this Annual Report on Form 10-KSB.

MORGAN BEAUMONT, INC.

(A Development Stage Enterprise)

Consolidated Financial Statements

As of and for various periods ended

September 30, 2005 and 2004

MORGAN BEAUMONT, INC.

(A Development Stage Enterprise)

Consolidated Financial Statements as of and

for various periods ended

September 30, 2005 and 2004,

and Report of Independent

Registered Public Accounting Firm

[LETTERHEAD OF KINGERY & CROUSE, P.A]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Morgan Beaumont, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Morgan Beaumont, Inc. and subsidiary (the “Company”), a development stage enterprise, as of September 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to such financial statements, the Company is in the development stage, has suffered recurring loss from operations and will have ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note M to the consolidated financial statements, the Company has restated its 2005 consolidated financial statements.

Kingery & Crouse, P.A /s/

December 20, 2005 (except for the second paragraph of Note B, the second and third paragraphs under the subheading Contingencies included in Note F, and Notes K, L and M as to which the date is May 10, 2006).

Tampa, FL

MORGAN BEAUMONT, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2005

(as restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,474,712
Receivables:
Accounts (net of allowance for doubtful accounts of $90,000)	2,315,788
Other	18,398
Inventories	204,192
Prepaid expenses and other current assets	89,231
Total current assets	5,102,321

PROPERTY AND EQUIPMENT – NET	1,348,458

OTHER ASSETS	77,125

TOTAL	$6,527,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$423,570
Deferred revenues	1,910,467
Derivative financial instruments	5,628,129
Total current liabilities	7,962,166

COMMITMENTS AND CONTINGENCIES (see Note F)

STOCKHOLDERS’ DEFICIT:
Common stock - $0.001 par value: 170,000,000 shares authorized; 60,376,153 shares issued and outstanding	60,376
Additional paid-in capital	8,578,234
Deficit accumulated during the development stage	(10,072,872)
Total stockholders’ deficit	(1,434,262)

TOTAL	$6,527,904

See notes to financial statements.

MORGAN BEAUMONT, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30, 2005	For the nine months ended September 30, 2004	For the period July 10, 2000 (date of incorporation) to September 30, 2005

REVENUES (net of returns and allowances)	$1,089,673	$58,602	$1,679,892

COST OF REVENUES	1,075,445	35,833	1,391,607

GROSS PROFIT	14,228	22,769	288,285

OTHER OPERATING EXPENSES:
Stock based compensation and consulting	1,088,200	14,200	2,100,486
Other employee compensation and benefits	2,400,555	624,972	3,475,670
Other professional and consulting fees	1,096,838	141,116	1,280,533
Purchased in process research and development	-	-	153,190
Impairment of assets	212,000	43,154	255,154
Occupancy and equipment	506,712	88,951	691,787
Selling and marketing	120,211	28,301	215,792
Travel and entertainment	102,344	24,073	130,437
Other	279,643	64,358	399,921
Total other operating expenses	5,806,503	1,029,125	8,702,970

LOSS FROM OPERATIONS	(5,792,275)	(1,006,356)	(8,414,685)

OTHER INCOME (EXPENSE):
Gain (loss) from settlement of litigation	60,000	(56,000)	4,000
Loss on derivative financial instruments	(1,620,686)	-	(1,620,686)
Interest income	34,283	36,211	70,494
Interest expense	(4,159)	(5,190)	(16,897)
Other	(95,098)	-	(95,098)
Total other income (expense)	(1,625,660)	(24,979)	(1,658,187)

NET LOSS	$(7,417,935)	$(1,031,335)	$(10,072,872)

NET LOSS PER SHARE – Basic and diluted	$(0.15)	$(0.08)

Weighted average number of shares outstanding	49,175,851	12,697,400

See notes to financial statements.

MORGAN BEAUMONT, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(as restated)

						Deficit
					Note	Accumulated
			Additional	Common	Receivable	During the
	Common Stock		Paid-In	Stock	from	Development
	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Balances, July 10, 2000 (date of incorporation)	-	$-	$-	$-	$-	$-	$-

Common stock subscription	-	-	-	100	-	-	100
Net loss	-	-	-	-	-	-	-
Balances, December 31, 2000	-	-	-	100	-	-	100

Issuance of common stock for cash:
At $0.0069 per share	50,947	51	399	(100)	-	-	350
At $0.0063 per share	796,047	796	4,204	-	-	-	5,000
Issuance of common stock for services -
At $0.0785 per share	1,557,067	1,557	120,693	-	-	-	122,250
Net loss	-	-	-	-	-	(216,982)	(216,982)
Balances, December 31, 2001	2,404,061	2,404	125,296	-		(216,982)	(89,282)

Issuance of common stock for cash:
At $0.0785 per share	26,747	27	2,073	-	-	-	2,100
At $0.1309 per share	1,295,327	1,295	168,205	-	-	-	169,500
At $0.157 per share	318,419	318	49,682	-	-	-	50,000
Issuance of common stock for services:
At $0.0785 per share	928,254	928	71,952	-	-	-	72,880
At $0.13111 per share	1,509,304	1,509	196,382	-	-	-	197,891
At $0.157 per share	67,505	68	10,532	-	-	-	10,600
Net loss	-	-	-	-	-	(451,646)	(451,646)
Balances, December 31, 2002	6,549,617	6,549	624,122	-	-	(668,628)	(37,957)

Issuance of common stock for cash:
At $0.0785 per share	284,195	284	22,029	-	-	-	22,313
At $0.157 per share	254,735	255	39,745	-	-	-	40,000
Issuance of common stock for services:
At $0.157 per share	3,785,774	3,786	590,679	-	-	-	594,465

						(Continued)

MORGAN BEAUMONT, INC. (A Development Stage Enterprise) STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (as restated)
						Deficit
					Note	Accumulated
			Additional	Common	Receivable	During the
	Common Stock		Paid-In	Stock	from	Development
	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total
Issuance of common stock for assets of Typhoon
Technologies at $0.157 per share	1,421,357	1,421	221,769	-	-	-	223,190
Net loss	-	-	-	-	-	(954,974)	(954,974)
Balances, December 31, 2003	12,295,678	12,295	1,498,344	-	-	(1,623,602)	(112,963)

Issuance of common stock for cash ($.0785 per share)	263,651	264	20,436	-	-	-	20,700
Issuance of common stock held in escrow	350,260	350	(350)				-
Common stock issued for services at $0.157 per share	90,428	91	14,109	-	-	-	14,200
Issuance of common stock in exchange for net assets in a recapitalization	27,025,000	27,025	2,941,975	-	(3,000,000)	-	(31,000)
Collections on note receivable from stockholder through September 30, 2004	-	-	-	-	971,051	-	971,051
Collections on note receivable from stockholder after September 30, 2004 (reflected as a current asset)	-	-	-	-	644,535	-	644,535
Net loss	-	-	-	-	-	(1,031,335)	(1,031,335)
Balances, September 30, 2004	40,025,017	40,025	4,474,514	-	(1,384,414)	(2,654,937)	475,188

Issuance of common stock and warrants for cash:
At $.20 per share	7,125,000	7,125	1,417,875	-	-	-	1,425,000
At $.40 per share (net of stock issuance costs)	12,362,500	12,362	4,871,252	-	-	-	4,883,614
Allocation of proceeds from sales of common stock to derivative financial instruments (warrants)	-	-	(3,461,500)	-	-	-	(3,461,500)
Allocation of proceeds from sale of common stock to derivative financial instruments ( registration rights)	-	-	(545,943)	-	-	-	(545,943)
Value attributable to consulting and director options	-	-	1,074,700	-	-	-	1,074,700
Issuance of common stock for certain property and equipment of MTel	863,636	864	747,336	-	-	-	748,200
Collections on note receivable from stockholder	-	-	-	-	1,384,414	-	1,384,414
Net loss	-	-	-	-	-	(7,417,935)	(7,417,935)

Balances, September 30, 2005	60,376,153	$60,376	$8,578,234	$-	$-	$(10,072,872)	$(1,434,262)

See notes to financial statements.

MORGAN BEAUMONT, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(as restated)

	For the year ended September 30, 2005	For the nine months ended September 30, 2004	For the period July 10, 2000 (date of incorporation) to September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,417,935)	$(1,031,335)	$(10,072,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,881	28,688	207,931
Provision for bad debts	90,000	-	90,000
Amortization of intangible assets	8,850	6,635	15,485
Stock based compensation and consulting	1,088,200	14,200	2,100,486
Purchased in process research and development	-	-	153,190
Loss on derivative financial instruments	1,620,686	-	1,620,686
Impairment of assets	212,000	43,154	255,154
Forgiveness of indebtedness as a result of litigation settlement	(50,000)		(50,000)
Changes in assets and liabilities, net:
Decrease (increase) in receivables	(2,418,321)	(5,865)	(2,418,321)
Decrease (increase) in inventories	(204,192)	-	(204,192)
Decrease (increase) in prepaid expenses and other current assets	(83,363)	27,432	(89,231)
Decrease (increase) in other assets	(46,603)	(30,525)	(66,072)
Increase (decrease) in deferred revenue	1,910,467	-	1,910,467
Increase (decrease) in accounts payable and accrued liabilities	15,163	137,637	362,089
NET CASH USED IN OPERATING ACTIVITIES	(5,129,167)	(809,979)	(6,185,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(643,516)	(45,551)	(791,765)
Notes receivable	(202,000)	-	(202,000)
Initial investment in Financial Services International, Inc.	(10,000)	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(855,516)	(45,551)	(1,008,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	-	-	97,912
Repayments of notes payable	-	(36,500)	(47,912)
Proceeds from the issuance of common stock and warrants (net of stock issuance costs)	6,308,614	20,700	6,618,677
Collections on note receivable from stockholder	2,028,949	971,051	3,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,337,563	955,251	9,668,677

			(Continued)

MORGAN BEAUMONT, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	For the year ended September 30, 2005	For the nine months ended September 30, 2004	For the period July 10, 2000 (date of incorporation) to September 30, 2005

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,352,880	99,721	2,474,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,832	22,111	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,474,712	$121,832	$2,474,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,159	$3,031	$7,390
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$748,200	$-	$818,200
Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$4,007,443	$-	$4,007,443
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$2,969,000	$2,969,000

See notes to consolidated financial statements.

MORGAN BEAUMONT, INC.

  (A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

NOTE A – FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Morgan Beaumont, Inc. (the “Company”), which is considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7., was incorporated under the laws of the state of Florida on July 10, 2000.

In August 2004, the Company consummated a merger and recapitalization with Pan American Energy Corp (“PAEC”), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations, however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby the Company was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. As a result, the accompanying results of operations and cash flows for each of the periods prior to the date of the merger represent the Company’s results of operations and cash flows as if it were the accounting acquirer. On the date of the merger, the shareholders of PAEC received 27,025,000 shares of our common stock.

In connection with this transaction, the Company received a $3,000,000 note receivable from a representative of the PAEC shareholder group. No balance remained outstanding on the note as of September 30, 2005.

Immediately prior to the merger, the Company reduced its outstanding shares via a reverse stock split whereby its outstanding shares were reduced at the rate of 7.8513 to one. In addition, on June 1, 2004, its Articles of Incorporation were amended to change the par value of common stock from $1.00 to $0.001. All references to the number of shares, and related par values, in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of the Company’s incorporation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MBI Services Group, LLC (collectively “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation.

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

Revenue Recognition and Deferred Revenue

We generate the following types of revenues:

•	Initiation fees, which arise from sales of our stored value and debit cards.

•

Subscription fees, which arise from hosting or licensing fees. Under a hosted agreement, our customers are not charged for the use of our proprietary software; rather they pay a per minute or per transaction fee for each use whereas under a licensing agreement, our customer pays monthly fees for the use of our software at each of their loading stations.

•	Transaction fees, which arise from the use and loading of cash for ATM, debit or stored value cards.

•	Maintenance fees, which arise from charges for keeping the cards active.

•	Financial float fees, which arise from charges for the instant load of cash and convenience of stored value, ATM and debit cards.

•

Sales of prepaid phone cards and related phone card fees which arise from the usage of such cards. All revenue from the sale of prepaid phone cards is initially deferred and subsequently amortized to revenues as the cards are used.

•	Revenues from sales of long-distance minutes are recognized when provided.

In general, our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, revenue for our stored value cards are recognized when shipped and revenue for our prepaid telephone card sales are recognized when the products are used. Costs of revenue, including the cost of printing the prepaid cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for stored value cards vary from net 30 days to up to 90 days from the date of shipment. Our credit terms for prepaid phone cards vary from COD to “first use” plus 3 days with first use being defined as the first time a particular phone card is used. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of all of our customers and generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account, and related bad debts are based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Equity Issued with Registration Rights

In connection with sales of our common stock during the fiscal year ended September 30, 2005 (see Note J), we granted certain registration rights that provide for liquidated damages in the event we fail to timely perform under the agreements. Although the common stock does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. As a result, a portion of the common stock subject to such liquidated damages does not meet the tests required for permanent equity classification, and accordingly has been included as a derivative financial instrument liability in the accompanying consolidated balance sheet until such time the conditions are eliminated. The amount initially allocated to such liability (approximately $546,000) represents our best estimate of the fair value of the estimated penalties we will incur as a result of these liquidated damages.

Derivative Financial Instrument Liabilities

In connection with the sale of certain equity instruments in 2005, we issued freestanding warrants and registration rights to the holder that include liquidating damages (see Note J). Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness and maintaining listing of our common stock is presumed not to be within our control, we are required to carry the estimated settlement value of this feature as a derivative liability. In these cases, we deduct the fair values of the derivative instruments from the proceeds of sales of the equity instrument.

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

Financial Instruments

We believe the book value of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature. We carry our derivative financial instruments at fair values as such amounts were derived using the Black Scholes pricing model for option-based contracts and cash-flow models for forward-based contracts, all under assumptions that we believe are reasonable in the circumstances.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets’ estimated useful lives, which range from three to ten years.

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

Long-Lived Assets and Impairment

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the year ended September 30, 2005 and the nine months ended September 30, 2004, we determined that certain impairment losses were necessary and charged operations for approximately $212,000 and $43,200, respectively. The 2004 losses were necessary because of certain technology changes whereas the 2005 losses primarily arose from our determination that a note receivable was not recoverable. At September 30, 2005, we believe all of our remaining long-lived assets are recoverable.

Net Loss Per Share

We compute net loss per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalent shares arise from options and warrants that were issued in 2005 - see Notes F, G, I and J). Because of our net losses in 2005, none of these common stock equivalent shares are dilutive; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Stock – Based Compensation

We account for equity instruments issued to employees for services based on the intrinsic value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

We have adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement amends FASB statement No. 123, “Accounting for Stock Based Compensation”. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation. It also amends the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Until such time that we are required to apply SFAS 123 (R) (see “Recent Pronouncements”), as permitted by SFAS No.123 and amended by SFAS No. 148, we will continue to apply the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements.

With respect to non-employee stock options that vest at various times, have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Number 96-18 Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete) The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid, and accounts receivable, less deferred revenues, that are not recognized as revenue for tax reporting purposes until we receive payment.

Research and Development

Research and development costs, which approximated $303,000, $73,600 and $614,000 during the year ended September 30, 2005, the nine months ended September 30, 2004 and the period July 10, 2000 (date of incorporation) to September 30, 2005, respectively, are expensed as incurred.

Recent Pronouncements

SFAS 154 ‘Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

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

FIN 47 “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”

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

SFAS 123(R) ‘Share-Based Payments’

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We will be required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma disclosures that had been required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005 The adoption of FAS 123(R) in the first quarter of fiscal 2006 will require us to recognize stock-based compensation expense of approximately $750,000, in fiscal 2006 and $250,000 in fiscal 2007 for the unvested portion of options we have issued through September 30, 2005.

NOTE B – GOING CONCERN

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

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. With respect to this matter, in December 2005, we made the decision to allow our warrant holders (see Note J) to exercise their warrants at a price of $.20 per share anytime through December 28, 2005 (which date was later extended to February 6, 2006). As a result, we received cash proceeds of $1,822,500 in December 2005 when 9,112,500 warrants were exercised. Subsequent to December 31, 2005 and by February 6, 2006, an additional 2,500,000 warrants were exercised and we received $500,000 for those warrants. There are currently an additional 750,000 warrants that remained outstanding, which if exercised would provide us with cash of $450,000 (assuming an exercise price of $.60 per share). Substantially all of the cash we raised through these equity issuances was used to fund our operating activities and accordingly on April 27, 2006, we borrowed $500,000.00 from certain stockholders for a term of up to 90 days. The loan accrues interest at the rate of 9% per annum, is convertible into our common stock and contains a 100% warrant coverage both at a strike price equal to the price paid for our shares in our next offering. If the loan is not repaid in full within 90 days, it shall become secured by all of our assets and may be subject to other penalties. Our cash resources as of the date of this filing will not be sufficient to meet our operating commitments for the next twelve months and accordingly, we will require additional debt or equity financing to continue as a going concern.

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

NOTE C – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Assuming our net operating loss carryforwards are not disallowed by taxing authorities because of certain “change in control” provisions of the Internal Revenue Code, at September 30, 2005 we have net operating loss carryforwards of approximately $6,369,000 for income tax purposes (the significant difference between our net operating carryforwards and our deficit arises primarily from the loss on derivative financial instruments and certain stock based and impairment expenses that are considered to be permanent differences between book and tax reporting ). These carryforwards expire in various years through the year ended September 30, 2025. Components of our net current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at September 30, 2005:

Net current deferred income tax asset:
Accounts payable and accrued liabilities	$159,400
Receivables (net of deferred revenues)	(159,600)
Other	(2,200)
Net operating loss carryforwards	2,400
Subtotal	-
Less valuation allowance	-

Net current deferred income tax asset	$-

Non-current deferred income tax asset:
Intangibles	$15,200
Net operating loss carry forward	2,407,000
Subtotal	2,422,200
Less valuation allowance	(2,422,500)

Non-current deferred income tax asset	$-

Our non-current deferred income tax asset is not recorded in the accompanying consolidated balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109. The total valuation allowance increased by approximately $1,823,000 during the year ended September 30, 2005.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2005:

Furniture, fixtures and equipment	$1,375,909
Computer software	121,739
Leasehold improvements	17,297
1,514,945
Less accumulated depreciation and amortization	(166,487)

Property and equipment – net	$1,348,458

Property and equipment includes approximately $948,000 of telecommunications equipment that was purchased from MTEL Communications, Inc (“MTEL”) on May 6, 2005. MTEL is a telecommunications provider that used the equipment to service its prepaid phone cards that were sold in foreign markets for calls back to the United States. We are using the equipment to offer United States based prepaid phone cards and eventually anticipate offering a phone card feature with our debit card products. As consideration for the purchased assets, we paid $200,000 and issued 863,636 shares of our common stock.

NOTE E –OTHER RELATED PARTY TRANSACTIONS

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

Subsequent to the date of the purchase of the MTEL assets (see Note D); we purchased approximately $690,000 of telecommunications services from MTEL.

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities. Future minimum lease payments under these leases are approximately as follows at September 30, 2005:

Years ending September 30,	Amounts

2006	$286,800
2007	286,800
2008	194,700
2009	48,700

Total	$817,000

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

One half of the stock options mentioned above (or 2,875,000 options) vested on October 1, 2004, and 25% of such options (or 1,437,500 options) vested on September 30, 2005. Assuming a change in control does not occur (at which time all remaining options would vest immediately), the remaining outstanding options (812,500) vest on September 30, 2006. Because the option price was effectively the same as the trading value of our stock on the date the options were granted, we were not required to record any stock based compensation for the issuance of these options. However, see Note A – Recent Pronouncements, regarding the accounting for unvested options as of December 2005.

We are also obligated under other employment agreements; however they have customary and reasonable terms for the respective employees and are generally cancelable on thirty days notice. If we elect to exercise such cancellation options, we are obligated to pay severance to the respective employees in the amount of compensation and benefits they would have otherwise earned for a period of six months.

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

At September 30, 2005, we were involved in certain legal matters with two employees, each of whom had demanded that they receive two years salaries and benefits as compensation for damages. We investigated these claims with the assistance of outside counsel and found them to be unsupported. The matters were resolved subsequent to year end at no loss to the Company

On February 10, 2006, we initiated arbitration proceedings against Secure Cash Network (“SCN”) with the American Arbitration Association in Dallas, Texas, for breach of contract under a Private Brand Sales Agreement and Distribution Agreement. SCN delivered cards that did not work. We refused to accept any future shipments from SCN. SCN is demanding that we accept and pay for the nonconforming goods. SCN has filed a counter claim against us and we have subsequently amended our claims. We allege that SCN provided defective cards, improperly swept funds from a Good Funds Account, failed to reimburse us for money paid for defective cards, failed to provide administrative and customer services, and failed to abide by agreed upon reduced funding levels for the Good Funds Account. We have also alleged that SCN improperly suspended and terminated the agreements. SCN has alleged that we breached the agreements with respect to funding of the reserved account, access to information and non-payment of invoices. We seek damages in an amount to be determined and equitable relief. SCN seeks damages including $29,000 plus lost profits alleged to be approximately $250,000 and equitable relief. SCN has also presented us with an invoice for cards (which are alleged defective by us) in excess of $500,000 and has made a reference to damages in the event we interfere with its other relationships.

NOTE G – STOCK-BASED COMPENSATION

Issuance of Common Shares for Various Services

During the period July 10, 2000 (date of incorporation) to September 30, 2004, we issued the following shares of our common stock as consideration for various services, which were provided by employees or consultants:

Description of Service	Value of Service	Shares Issued
Business planning and development	$949,663	$7,395,048
Information technology services	57,123	505,075
Legal services	5,500	38,209

Totals	$1,012,286	$7,938,332

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

In addition, during the three months ended December 31, 2004, we settled certain litigation by agreeing to pay cash of $48,000. In accordance with generally accepted accounting principles, this amounts was recognized as an expense and accrued liability in the September 30, 2004 financial statements.

NOTE I – STOCK OPTIONS

Other Option Issuances

Our 2004 Stock Option Plan (the “2004 Plan”) that provides for the issuance of up to 15,000,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants, and advisors. Our board of directors had authority to determine awards and establish the exercise price. As of September 30, 2005, there are 10,471,667 options outstanding under the 2004 Plan. Such options vest over various periods up to three years and expire on various dates through 2007. We anticipate that we will be issuing more options under the plan in the future over and above those we have issued subsequent to September 30, 2005.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used are approximate: risk free interest rate of 4.0%, and 2.23%, average expected lives of 2 years, a 0% dividend yield rate, and expected volatility of .934, and 1.923.

We account for our employee stock-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Had our compensation expense for stock-based compensation plans been determined based upon fair values at the grant dates for awards under this plan in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and pro forma net loss per share amounts for the year ended September 30, 2005 would have been as follows:

Net loss:
As reported	$7,417,935
Pro forma	$8,806,941

Loss per share:
As reported	$0.15
Pro forma	$0.18

The following table describes our stock option activity during the year ended September 30, 2005:

	Number of Options	Weighted average exercise price per share
		(priced at date of grant)
Outstanding at September 30, 2004	-	$0.00
Granted	9,440,000	$0.364
Cancelled	-	$0.000
Outstanding at December 31, 2004	9,440,000	$0.364
Granted	745,000	$1.125
Cancelled	(583,333)	$0.463
Outstanding at March 31, 2005	9,601,667	$0.435
Granted	1,060,000	$0.605
Cancelled	(50,000)	$0.200
Outstanding at June 30, 2005	10,611,667	$0.437
Granted	945,000	$0.594
Cancelled	(1,085,000)	$0.401
Outstanding at September 30, 2005	10,471,667	$0.455

Options granted at market value in 2005	14,565,000	$0.357

The following table summarizes information regarding options outstanding at September 30, 2005 under our option plan:

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$0.20-$ 0.70		9,771,667	4.13	$ 0.31	5,781,668	$ 0.27
$0.71-$ 1.20		575,000	4.34	$ 0.91	225,000	$ 1.01
$1.21-$ 1.70		125,000	4.35	$ 1.32	125,000	$ 1.32
	TOTAL	10,471,667	4.15	$ 0.36	6,131,668	$ 0.32

Subsequent to September 30, 2005, we granted stock options according to the following table:

	Granted	Vested	Forfeited	Outstanding	Average Exercise Price
Directors	-	-	-	-	-
Executive Officers	-	-	-	-	-
Employees	1,000,000	304,168	-	1,000,000	$0.53
Consultants	-	-	-	-	-
Total	1,000,000	304,168	-	-	$0.53

NOTE J – PRIVATE PLACEMENTS OF COMMON STOCK

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

The Purchasers received (i) certain anti-dilution protection entitling them to price adjustments in the event we sold shares for an effective price of less than $0.20 per share within one year from the date of the completion of the private placement, and (ii) the rights to participate in any subsequent filings for a specified period of time.

In addition, we had also agreed to file, within 45 calendar days of the date of the filing of our current 10-KSB, a registration statement with the SEC, covering the resale of (i) the Shares and (ii) any shares of common stock issued or issuable upon a stock split, dividend or other distribution, recapitalization or similar event. Since we were unable to register the shares by June 15, 2005, we are subject to monetary penalties at the rate of 2% per month commencing on June 15, 2005 and continuing until we are successful in registering the shares. As mentioned at Note A, we have recognized certain penalties as a result of these liquidated damage provisions and included such amount in derivative financial instrument liabilities in the accompanying 2005 consolidated balance sheet.

•

In July 2005, we completed the private placement of an aggregate of 12,362,500 of shares of common stock to certain accredited investors (the “Purchasers”) in an offering, agreed to on June 17, 2005, made pursuant to Rule 506 of Regulation D. The aggregate purchase price was $4,945,000 cash. The Purchasers paid $0.40 per share and received a two year warrant to purchase one (1) share of common stock for $0.60 per share for each share of common stock purchased (see Note K for classification and Note B regarding reduction in this exercise price). The transaction was consummated pursuant to a Securities Purchase Agreement by and between us and the Purchasers (the “Purchase Agreement”). The net proceeds from the sale are being used for general working capital. The shares and warrants sold are restricted from transfer and may only be transferred in compliance with state and federal securities laws.

We also agreed to register the shares and the shares underlying the warrants, pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”) and have filed a registration statement with the SEC, covering the resale of (i) the shares and (ii) the shares of common stock underlying the warrants (the “Registrable Securities”) for an offering to be made on a continuous basis pursuant to Rule 415. We have agreed to use our reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable. Pursuant to the Registration Rights Agreement and subject to certain other provisions therein, if we fail to timely perform or provide in accordance with our responsibilities under the Registration Rights Agreement and certain Securities Act provisions, then, in addition to any other rights the holder or holders of the Registrable Securities (the “Purchaser”) may have pursuant to the Registration Rights Agreement or under applicable law: (x) on each such date when we have failed to timely perform or provide under the Registration Rights Agreement (an “Event Date”), we are obligated to pay to each Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 12.0% of the aggregate purchase price paid by such Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser; and (y) on each monthly anniversary of each such Event Date (if the applicable event shall not have been cured by such date) until the applicable event is cured, we are required to pay to each Purchaser an amount in cash, equal to 2.0% of the aggregate purchase price paid by such Purchaser pursuant to the Purchase Agreement for any Registrable Securities then held by such Purchaser. If we fail to pay any partial liquidated damages pursuant to Section 2(b) of the Registration Rights Agreement as summarized above in full within seven days after the date payable, we are also required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchaser, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms of the Registration Rights Agreement shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an event. As mentioned at Note A, we have recognized certain penalties as a result of these liquidated damage provisions and included such amount in derivative financial instrument liabilities in the accompanying 2005 consolidated balance sheet.

We did not incur any commissions, discounts, rebates or other incentives or compensation in association with this offering.

NOTE K – DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

Derivative financial instruments consist of the following at September 30, 2005:

Fair value of common stock warrants	$5,031,461
Cash settlement of registration rights	596,668

Total derivative financial instrument liabilities	$5,628,129

At September 30, 2005, the derivative liabilities related to common stock warrants arose from warrants that were issued on June 17, 2005 and expire on June 16, 2007. At inception we issued 12,362,600 of such warrants with an exercise price of $.60 per share, however as mentioned at Note B, we subsequently reduced the strike price of certain warrants that were exercised through February 6, 2006. At September 30, 2005, the value of these warrants was as follows:

Fair value of common stock warrants at inception	$3,461,500
Loss recognized through September 30, 2005	1,569,961

Fair value of common stock warrants	$5,031,461

The total loss from derivative liabilities through September 30, 2005 was as follows:

Loss from fair value of common stock warrants:	$1,569,961
Loss from cash settlement value of registration rights:	50,725

Total	$1,620,686

We carry warrants where net share settlement is not within our control as derivative liabilities. We use the Black-Scholes option pricing model to value these derivative liabilities because that model embodies all of assumptions necessary to fair value these instruments. In valuing the warrants at September 30, 2005, we used the market price of our common stock on that date, expected volatility of our common stock based on its market price as of the preceding 31 weeks ending September 30, 2005 (i.e. 1.335), a risk-free rate of return of 3.95% an expected dividend yield of 0% and the remaining period to the expiration date of the warrants. In valuing the warrants initially, we used the market price of our common stock on June 17, 2005, which was the date the common shares were offered and subscribed. The warrants can be exercised by the holder at any time.

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

NOTE L – OTHER SUBSEQUENT EVENTS

We continue to seek the registration of the shares discussed in Note J, and in March 2006, we issued unregistered common stock as a settlement to the purchasers from December of 2004, stock at $0.20 per share in settlement of the accrued penalties through February 17, 2006. The share issuance agreement stated that no further penalties would accrue.

In March 2006, we issued 790,625 shares of our unregistered common stock as a settlement to the purchasers from the July 2005 private placement memorandum. The number of shares issued was based on a price of $0.40 per share and was issued as consideration for settlement of the accrued penalties through February 17, 2006. The share issuance agreement indicated that penalties will continue to accrue.

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

NOTE M - RESTATEMENT

In the initial filing of our 10-KSB, we did not account for the registration rights agreements for common stock sold in our sale of common stock in December 2004 and June 2005. However, w had accounted for the common stock as a redeemable security under the context of ASR 268 Redeemable Preferred Stock and the related topic EITF D-98.

At the request of the SEC we reviewed our accounting for these rights agreements and determined under EITF 00-19 paragraph 25, that instead of accounting for the common stock as a redeemable security we should have accounted for the embedded registration rights as a separate derivative liability. After separately valuing and accounting for the registration rights, the remaining proceeds allocated to the common stock should then be classified as permanent equity rather than the temporary equity. The derivative liability is recorded at its present value and remeasured each balance sheet date. The resulting changes occurred in our financial statements as outlined below:

	As Originally Reported September 30, 2005	As Restated September 30, 2005
Derivative financial instruments	$5,068,625	$5,628,129
Common stock with registration rights	2,860,675	-
Common stock	40,889	60,376
Additional paid in capital	6,296,550	8,578,234

Total	$14.266,739	$14,266,739

This restatement did not have an impact on our results of operations as of September 30, 2005.

End of financial statements.