Form 10QSB/A
period 2005-12-31
MORGAN BEAUMONT, INC.
filed 2006-06-02
CIK 1120792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2005

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to________

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 71,988,653 Shares of $0.001 par value Common Stock outstanding as of February 13, 2006

INCORPORATION BY REFERENCE

Reference is made to the Report on Form 10-QSB filed by Morgan Beaumont, Inc. (“we" or “us”) on February 14, 2005 ("Form 10-QSB”). Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the front cover and Item 1 and Item 2 of the Company's Form 10-QSB filed on February 14, 2005 is hereby amended to read in its entirety as follows.

Morgan Beaumont, Inc.
A Development Stage Enterprise
Table of Contents
Page No.

PART I - FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL INFORMATION:	3
Consolidated Balance Sheet as of December 31, 2005	3
Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004, and the period July 10, 2000 (date of incorporation) to December 31, 2005	4
Consolidated Statements of Cash Flows for the three months ended December 31, 2005 and 2004, and the period July 10, 2000 (date of incorporation) to December 31, 2005	5
Notes to Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	18
Forward Looking Statements	18
Overview	18
Plan of Operations	18
Results of Operation	19
Liquidity & Capital Resources	21
ITEM 3: CONTROLS AND PROCEDURES	22
PART II - OTHER INFORMATION	23
ITEM 1. LEGAL PROCEEDINGS	23
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5. OTHER INFORMATION	24
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	27

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Information.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

(Unaudited)

(as restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,941,300
Receivables:
Accounts (net of allowance for doubtful accounts of $205,000)	4,213,220
Other	27,287
Inventories	417,915
Prepaid expenses and other current assets	117,035
Total current assets	6,716,757

PROPERTY AND EQUIPMENT – NET	1,449,645

OTHER ASSETS	139,629

TOTAL	$8,306,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,227,183
Deferred revenues	3,657,289
Derivative financial instruments	1,910,034
Total current liabilities	6,794,506

COMMITMENTS AND CONTINGENCIES (see Note E)

STOCKHOLDERS’ DEFICIT:
Common stock - $0.001 par value: 170,000,000 shares authorized; 69,488,653 shares issued and outstanding	69,489
Additional paid-in capital	13,485,771
Deficit accumulated during the development stage	(12,043,735)
Total stockholders’ equity	1,511,525

TOTAL	$8,306,031

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(as restated)

	For the three months ended December 31, 2005 (As restated)	For the three months ended December 31, 2004 (As restated)	For the period July 10, 2000 (date of incorporation) to December 31, 2005 (As restated)

NET REVENUES	$1,489,749	$41,200	$3,169,641

COST OF REVENUES	1,835,484	17,734	3,227,091

GROSS PROFIT (DEFICIENCY)	(345,735)	23,466	(57,450)

OTHER OPERATING EXPENSES:
Stock based compensation and consulting fees	(2,532)	739,817	2,097,954
Purchased in process research and development	-	-	153,190
Impairment of assets	-	-	255,154
Other employee compensation and benefits	877,855	567,390	4,353,525
Other professional and consulting fees	596,474	208,339	1,877,007
Selling and marketing	70,046	25,605	285,838
Occupancy and equipment	228,726	44,259	920,513
Travel and entertainment	52,355	7,489	182,792
Other	231,905	19,578	631,826
Total other operating expenses	2,054,829	1,612,477	10,757,799

NET OPERATING LOSS	(2,400,564)	(1,589,011)	(10,815,249)

OTHER INCOME (EXPENSE):
Gain (loss) from litigation	-	60,000	4,000
Gain (loss) on derivative financial instruments	634,911	-	(985,775)
Interest income	6,009	5,491	76,503
Interest expense	(1,501)	-	(18,398)
Registration rights penalties	(209,718)	-	(209,718)
Other	-	-	(95,098)
Total other income (expense)	429,701	65,491	(1,228,486)

NET LOSS	$(1,970,863)	$(1,523,520)	$(12,043,735)

NET LOSS PER SHARE – Basic and Diluted	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding	60,376,153	41,961,158

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(as restated)

	For the three months ended December 31, 2005	For the three months ended December 31, 2004 (as Restated)	For the period July 10, 2000 (date of incorporation) to December 31, 2005 (as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,970,863)	$(1,523,520)	$(12,043,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,888	9,553	302,819
Provision for bad debts	125,139	-	215,139
Amortization of intangible assets	-	2,213	15,485
Stock based compensation and consulting	(2,532)	739,817	2,097,954
Purchase in process research and development	-	-	153,190
Loss (gain) on derivative financial instruments	(634,911)		985,775
Impairment of assets	-	-	255,154
Forgiveness of indebtedness as a result of litigation settlement		(50,000)	(50,000)
Changes in assets and liabilities, net:
Decrease (increase) in receivables	(2,017,960)	(21,321)	(4,436,981)
Decrease (increase) in inventories	(213,723)	(54,037)	(417,915)
Decrease (increase) in prepaid expenses and other current assets	(27,804)	(126)	(117,035)
Decrease (increase) in other assets	(62,504)		(128,576)
Increase (decrease) in deferred revenue	1,746,822		3,657,289
Increase (decrease) in accounts payable and accrued and other liabilities	803,613	(129,682)	1,166,400
NET CASH USED IN OPERATING ACTIVITIES	(2,159,835)	(1,027,103)	(8,345,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(196,077)	(9,942)	(987,841)
Notes receivable	-	-	(202,000)
Initial investment in Financial Services International, Inc.	-	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.		-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(196,077)	(9,942)	(1,204,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable	-	-	97,912
Repayments of notes payable	-	-	(47,912)
Collection of subscription receivable		1,089,177	3,000,000
Proceeds from the issuance of common stock	1,822,500	1,425,000	8,441,178
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,822,500	2,514,177	11,491,178

			(Continued)

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(as restated)

(Continued)

	For the three months ended December 31, 2005	For the three months ended December 31, 2004 (As restated)	For the period July 10, 2000 (date of incorporation) To December 31, 2005 (As restated)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(533,412)	1,477,132	1,941,300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,474,712	121,832	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,941,300	$1,598,964	$1,941,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,501	$-	$8,891
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$-	$-	$818,200
Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$346,761	$-	$4,354,207
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations – see Note A	$-	$-	$2,969,000

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

Equity Issued with Registration Rights

In connection with sales of our common stock during the fiscal year ended September 30, 2005 (see Note F), we granted certain registration rights that provide for liquidated damages in the event we fail to timely perform under the agreements. Although the common stock does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. As a result, a portion of the common stock subject to such liquidated damages does not meet the tests required for permanent equity classification, and accordingly has been included as a derivative financial instrument liability in the accompanying consolidated balance sheet until such time the conditions are eliminated. At September 30, 2005, the amount initially allocated to such liability (approximately $546,000) represented our best estimate of the fair value of the estimated penalties we will incur as a result of these liquidated damages.

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

NOTE B – RESTATEMENTS

We have effected two restatements of our financial statements as described below:

December 31 2004 interim information

In our initial filing of our December 31, 2004 10-Qsb we valued non-employee options at the date of grant and amortized them ratably over the expected service period. However, in connection with the SEC’s review of our registration statements, we have determined that we should apply EITF 96-18 to those options that have vesting periods, no significant disincentives and no specific performance commitments. We now follow the guidance in Issue 3 of EITF 96-18. As a result, for each group of options, the value is finally measured at their vesting date and estimated at reporting dates prior to that time. The expense for each group of options is recognized ratably over the vesting period for each group.

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

September 30, 2005

In the initial filing of our 10-KSB, we did not account for the registration rights agreements for common stock sold in our sales of common stock in December 2004 and June 2005 as separate derivative liabilities. Rather, we had accounted for the common stock as a redeemable security under the context of ASR 268 Redeemable Preferred Stock and the related topic EITF D-98.

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

This restatement did not have an impact on our liquidity position as of December 31, 2005.

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

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. With respect to this matter, we recently made the decision to allow our warrant holders to exercise their warrants at a price of $.20 per share anytime through December 28, 2005 which was later extended to

February 6, 2006. As a result, we received cash proceeds of $1,822,500 in December 2005 when 9,112,500 warrants were exercised. Subsequent to December 31, 2005 and by February 6, 2006, an additional 2,500,000 warrants were exercised and we received $500,000 for those warrants. There are currently an additional 750,000 warrants that remained outstanding on March 31, 2006, which if exercised would provide us with cash of $450,000 (assuming an exercise price of $.60 per share). Substantially all of the cash we raised through these equity issuances was used to fund our operating activities and accordingly on April 27, 2006, we borrowed $500,000.00 from certain stockholders for a term of up to 90 days. The loan accrues interest at the rate of 9% per annum, is convertible into our common stock and contains a 100% warrant coverage both at a strike price equal to the price paid for our shares in our next offering. If the loan is not repaid in full within 90 days, it shall become secured by all of our assets and may be subject to other penalties. Our cash resources as of the date of the filing of this 10-Qsb will not be sufficient to meet our operating commitments for the next twelve months and accordingly, we will require additional debt or equity financing to continue as a going concern.

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

Net loss:	For the three months ended December 31, 2005	For the three months ended December 31, 2004
As reported

	$(2,053,266)	$(1,523,520)
Pro forma	$(2,210,372)	$(1,610,288)
Loss per share:
As reported	$0.03	$0.04
Pro forma	$0.04	$0.04

The following table describes our stock option activity during the three months ended
December 31, 2005:

		Weighted average exercise price per share
	Number of Options	(priced at date of grant)
Outstanding at September 30, 2005	10,471,667	$0.357
Granted	1,000,000	$0.526
Cancelled	835,000	$0.701
Outstanding at December 31, 2005	10,636,667	$0.346

Options granted at market value in the first quarter of fiscal year end September 30, 2006	1,000,000	$0.526

The following table summarizes information regarding options outstanding at December 31, 2005:

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$0.20- $0.70		10,011,667	3.95	$0.301	7,575,836	$0.280
$0.71- $1.20		500,000	4.21	$0.994	200,000	$1.021
$1.21- $1.70		125,000	4.10	$1.320	125,000	$1.320
	TOTAL	10,636,667	3.96	$0.346	7,900,836	$0.315

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

We agreed to register the shares and the shares underlying the warrants, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and warrants. Because we have not yet been successful in registering the shares, we have recognized cumulative penalties of approximately $210,000 through December 31, 2005.

In March 2006, we issued 790,625 shares of unregistered common stock to settle accrued penalties of $158,125 owed to the purchasers of our December 2004 private placement.. The agreement under which the shares were issued eliminated further penalties beyond February 17, 2006.

In March 2006, we issued 1,236,250 shares of unregistered common stock to settle accrued penalties of $494,500 owed to the purchasers of our June 2005 private placement. The agreement under which the shares were issued stated that penalties will continue to accrue.

NOTE G – DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

Derivative financial instruments consist of the following at December 31, 2005:

Fair value of common stock warrants	$935,025
Cash settlement of registration rights	975,009

Total derivative financial instrument liabilities	$1,910,034

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

Fair value of common stock warrants at inception	$3,461,500
Loss recognized through December 31, 2005 – net of current quarter gain of $666,491	903,470
Fair value of common stock warrants exercised and reported in paid in capital	(3,429,945)

Fair value of common stock warrants	$935,025

The total loss from derivative liabilities through December 31, 2005 was as follows:

Loss from fair value of common stock warrants	$903,470
Loss from cash settlement value of registration rights:	82,305

Total	$985,775

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

NOTE H – SUBSEQUENT EVENTS

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

Sales and Revenues - We have seven sources of sales and revenue: initiation fees, hosting and licensing fees, transaction fees, prepaid phone cards and wholesale telecommunication service as well as the sale of our Morgan Beaumont Stored Value MasterCard, monthly maintenance fees associated with keeping the card active and transaction fees. Revenue is also generated from the sale and use of prepaid telephone cards as well as through individual wholesale transactions of long distance communications service on our equipment. Revenues for the three months ended December 31, 2005 and quarter ended December 31, 2004 were $1,489,749 and $41,200, respectively. Revenue in the quarter ended December 31, 2005 was composed of $800,604 in wholesale domestic and international telecommunications, $647,999 in prepaid calling cards, $31,085 in stored value cards and $10,061 in fees. In the quarter ended December 31, 2004, revenues arose from the initial shipments of our new card programs of $30,150 and transaction and fees of $11,050. Revenue in stored value cards and transaction fees were flat in year-to-year comparison and telecommunications revenue which did not exist in December 2004, caused the increase in revenue from quarter ended December 31, 2004.

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

Other Operating Expenses - Other operating expenses for the three months ended December, 2005 and 2004, were $2,054,829 and $1,612,477, respectively. Our activity in preparing additional products for release, adding and implanting POPS, certifying its network with MasterCard, as well as our increased sales were the primary causes of the increase in operating expenses. Additionally, the expense of the reporting process and in particular the attempts at registration of securities issued in the private sale of our stock caused increases in legal and accounting expenses. Other operating expenses included depreciation and stock based compensation (non-cash expenses) of approximately $217,000 and $752,000, respectively. Of these operating expenses we expensed as stock based compensation $739,817 in the quarter ended December 31, 2004 and recognized a credit of $2,532 in stock based compensation expense as a result of revaluation of consulting options under SFAS 123. Other employee compensation of $877,855 and $567,390 was recognized in the quarters ended December 31, 2005 and 2004, respectively. The increase was due to the addition of personnel to develop, market and account for our products. Other professional fees incurred in the quarters ended December 31, 2005 and 2004 were $596,474 and $208,339, respectively. The increase in other professional fees is primarily attributable to legal and accounting fees related to external reporting, completion of certain agreements and contracts and our efforts to register stock issued in private sales of our common stock. We will continue to upgrade our technology to maintain what we believe is its lead in technology within the market.

Gain (loss) on Derivative Financial Instruments. We recognized a gain on derivative financial instruments $634,911 for the quarter ended December 31, 2005. These gains arise from adjustments to record our derivative financial instruments at fair values in accordance with current accounting standards. Our derivative financial instruments arose in connection with the sale of certain equity instruments. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. During the year ended September 30, 2005, we issued common stock and freestanding warrants in connection with our financing activities. Although the terms of the financings do not provide for net-cash settlement, we afforded the holders registration rights that included liquidating damages provisions. In these circumstances, physical or net-share settlement of the warrant is presumed not to be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness thereof, and maintaining the listing of our common stock are also presumed not to be within our control, we are required to carry the estimated settlement value of the registration rights (resulting from the liquidating damages feature) as a derivative liability.

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

Net Losses - During the quarters ended December 31, 2005 and 2004, we sustained net losses of approximately $1,970,863 and $1,523,500, respectively. Operating results were hampered in the first fiscal quarter of 2005 because of the expenses related to the efforts keeping our telecommunications switches active during and in the aftermath of hurricane Wilma when it struck the Miami area delays in the release of new products and delays in the sales process as we redefined our approach to the market from a distributor based distribution model to a direct model.

Liquidity and Capital Resources

From inception to December 31, 2005, we generated cash from financing activities of $11,491,178. This amount arose primarily from sales of our common stock and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. We have used a significant portion of this capital to fund cash outflows for operating and investing activities of $8,345,037 and $1,204,841, respectively, and as of December 31, 2005, we currently have cash on hand of approximately $1,941,000. Management believes this cash, will be sufficient to operate us as currently structured for the next twelve months if we meet our sales and operational targets. However, since we have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operations, there is no assurance that we will not require additional resources in the future or that it will be able to obtain financing in the amount required or terms satisfactory to us.

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

MORGAN BEAUMONT, INC.

Date: June 2, 2006	By:	/s/ Clifford Wildes

Clifford Wildes, Chief Executive Officer, Treasurer and Director