Form 10-Q
period 2006-06-30
MORGAN BEAUMONT, INC.
filed 2006-08-22
CIK 1120792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,605,528 Shares of $0.001 par value Common Stock outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format (Check one):

Yes	No	X

Morgan Beaumont, Inc.
A Development Stage Enterprise
Table of Contents
Page No.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION:
Consolidated Balance Sheet as of June 30, 2006	3
Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to June 30, 2006	4
Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to June 30, 2006	5
Notes to Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	27
Forward Looking Statements	28
Overview	28
Plan of Operations	28
Critical Accounting Estimate	29
Results of Operations	30
Liquidity and Capital Resources	35
ITEM 3: CONTROLS AND PROCEDURES.	37
PART II – OTHER INFORMATION	38
ITEM 1. LEGAL PROCEEDINGS	38
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	38
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	39
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39
ITEM 5. OTHER INFORMATION	39
ITEM 6. EXHIBITS	40

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,421
Receivables:
Accounts (net of allowance for doubtful accounts of $233,457)	2,674,749
Other	5,236
Inventories	283,652
Prepaid expenses and other current assets	141,981
Total current assets	3,187,039

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $482,476)	1,348,274

OTHER ASSETS:
Investment	99,169
Other assets	122,765
Total other assets	221,934

TOTAL	$4,757,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$925,028
Accrued registration rights penalties	395,600
Convertible promissory note	192,739
Deferred revenues	2,531,245
Derivative financial instruments	2,256,293
Total current liabilities	6,300,905

COMMITMENTS AND CONTINGENCIES (see Note H)

STOCKHOLDERS’ DEFICIT:
Common stock - $0.001 par value: 170,000,000 shares authorized; 77,605,528 shares issued and outstanding	77,606
Additional paid-in capital	18,682,643
Deferred compensation – restricted stock	(367,966)
Deficit accumulated during the development stage	(19,935,941)
Total stockholders’ deficit	(1,543,658)

TOTAL	$4,757,247

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the period
	For the	For the	For the	For the	July 10, 2000
	three months	three months	Nine months	Nine months	(inception)
	Ended	Ended	Ended	Ended	To
	6/30/2006	6/30/2005 (as restated)	6/30/2006	6/30/2005 (as restated)	6/30/2006 (as restated)

Net Sales	$876,497	$481,612	$4,241,828	$672,649	$5,921,720
Cost of Goods Sold	(987,906)	(381,564)	(5,248,508)	(478,806)	(6,640,115)

Gross Margin (Deficiency)	(111,409)	100,048	(1,,006,680)	193,843	(718,395)

Operating Expenses

Stock based compensation & consulting fees	605,225	168,000	855,644	1,120,833	2,956,130
Purchased in process R&D	-	-	-	-	153,190
Impairment of assets	-	10,000	-	212,000	255,154
Other employee comp and benefits	877,801	540,797	2,440,430	1,602,809	5,916,100
Other professional and consulting fees	895,136	222,813	1,969,323	678,855	3,249,856
Selling and marketing	66,763	11,033	184,118	71,542	399,910
Occupancy and equipment	222,614	148,158	675,596	245,160	1,367,383
Travel and entertainment	107,666	28,026	211,425	61,090	341,862
Other	128,224	59,101	572,368	123,967	972,289

Total Operating Expenses	2,903,429	1,187,928	6,908,904	4,116,256	15,611,874

Loss from Operations	(3,014,838)	(1,087,880)	(7,915,584)	(3,922,413)	(16,330,269)

Other Income (expense):

Interest expense	(217,828)	-	(207,142)	11,861	(224,039)
Interest income	14,455	531	11,662	(13)	82,156
Loss on derivative instruments	(1,006,603)	-	(803,530)	-	(2,424,216)
Gain on litigation	-	-	-	60,000	4,000
Registration rights penalties	(596,503)	-	(948,475)	-	(948,475)
Other	-	-	-	-	(95,098)

Total other income (expense)	(1,806,479)	531	(1,947,485)	71,848	(3,605,672)

Loss Before Income Taxes	(4,821,317)	(1,087,349)	(9,863,069)	(3,850,565)	(19,935,931)

Income Taxes	-	-	-	-	-

Net Loss	$(4,821,317)	$(1,087,349)	$(9,863,069)	$(3,850,565)	$(19,935,941)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.02)	$(0.14)	$(0.08)

Weighed Average Number of Shares Outstanding	74,896,017	47,150,017	68,330,126	45,401,391

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ending June 30, 2006	For the nine months ending June 30, 2005 (as Restated)	For the period July 10th, 2000 (date of inception) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,863,069)	$(3,850,565)	$(19,935,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,290	75,294	525,221
Provision for inventory obsolescence	221,734	-	221,734
Provision for bad debts	292,972	-	382,972
Amortization of intangible assets	-	-	15,485
Stock based compensation and consulting	855,644	1,120,833	2,956,130
Purchased in-process research and development	-	-	153,190
Loss (gain) on derivative financial instruments	803,530	-	2,424,216
Impairment of assets	-	212,000	255,154
Forgiveness of indebtedness as a result of litigation settlement	-	(50,000)	(50,000)
Amortization of convertible promissory note	192,739	-	192,739
Deferred compensation - restricted stock	463,534		463,534
Changes in assets and liabilities, net:
Receivables	(638,771)	(1,186,885)	(3,057,812)
Inventories	(301,194)	(73,277)	(505,385)
Prepaid expenses and other current assets	(52,750)	(99,997)	(141,981)
Other assets	(45,640)	-	(111,712)
Accounts payable and accrued and other liabilities	601,212	342,809	964,018
Accrued penalties - registration rights	948,475	-	948,475
Deferred revenue	620,778	615,961	2,531,245
NET CASH USED IN OPERATING ACTIVITIES	(5,583,516)	(2,893,827)	(11,768,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(317,106)	(450,538)	(1,108,870)
Investment in Product Benefits Systems Corporation	(15,169)	-	(15,169)
Note Receivable	-	(202,000)	(202,000)
Initial investment in Financial Services International, Inc.	-	(10,000)	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(332,275)	(662,538)	(1,341,039)

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the nine months ending June 30, 2006	For the nine months ending June 30, 2005 (as Restated)	For the period July 10th, 2000 (date of inception) to June 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease payable	-	(6,674)	-
Proceeds from borrowings under derivative liabilities	1,050,000	-	1,147,912
Repayments of notes payable	-	-	(47,912)
Collection of note receivable	-	2,028,949	3,000,000
Collection of subscription receivable	-	3,050,000	-
Proceeds from the issuance of common stock	2,472,500	1,425,000	9,091,178
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,522,500	6,497,275	13,191,178

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,393,291)	2,940,910	81,421

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,474,712	121,832	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,421	$3,062,742	$81,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,403	$13	$24,585
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$-	$748,200	$818,200

Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$5,291,706	$-	$12,511,381

Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations – see Note A	$-	$-	$2,969,000

Issuance of common stock in lieu of cash payment of registration penalties	$652,625	$-	$652,625

Deferred compensation - restricted stock	$831,500	$-	$831,500

Common stock issued for stock in Products Benefits Systems Corporation - see Note D	$84,000	$-	$84,000

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

The accompanying consolidated financial statements include the accounts of Morgan Beaumont, Inc. and those of its wholly owned subsidiary, MBI Services Group, LLC (collectively “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation. We are considered to be a development stage enterprise as defined in Financial Accounting Standards Board Statement No. 7. We were incorporated under the laws of the state of Florida on July 10, 2000.

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

We are headquartered in Bradenton, Florida, and we also have a facility in Miami, Florida. We have established a network for loading funds on debit cards and conducting other financial transactions with business partners such as MasterCard, Visa, Discover Network, Western Union and MoneyGram. Our primary products are as follows:

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

Phone Cards, and MBI Services Phone Cards through our subsidiary. We also privately brand phone cards for some of our distributors and sell unique authorization codes to distributors for resale (“PIN”). The prepaid phone cards have a concealed PIN that the end user exposes in order to use. Once the user has the PIN and the toll-free access number, the user is then able to place both domestic and international long-distance phone calls through our telephone equipment. Our telephone equipment has the retail value of the associated PIN in our database and reduces the value as the user incurs phone charges based on our rates published on our website. Once the value of the PIN has been used up our telephone equipment disconnects any call in process and does not allow the PIN to be used again. In the 3rd Quarter of 2006, we no longer sell this product line but continue to support our existing customers.

While we continue to use our telecommunications equipment in our operations, we are currently evaluating our options regarding our telecommunications product lines as we have achieved our market penetration strategy to brand the Morgan Beaumont name and have been successful in branding the SIRE network. We expect to have a decision regarding our telecommunications product lines by the end of our fiscal year, September 30, 2006.

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of September 30, 2005 and for the periods ended September 30, 2005 and 2004 included in our Form 10-KSB filing.

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

Investments

We generally account for investments in which we have more than a 20% ownership interest using the equity method of accounting, whereby we recognize our allocable share of profits and losses of investees as they occur. However, in those cases in which we do not exercise significant influence over the investee, the cost method is used. Under such method, our investment in the securities is recorded at cost and not adjusted unless the recoverability of such investment is deemed to be impaired. Any dividends received are recorded as income in the period received.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. At June 30, 2006, we believe all of our long-lived assets are recoverable.

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

Equity Issued with Registration Rights

In connection with sales of our common stock during the fiscal year ended September 30, 2005, we granted certain registration rights that provide for liquidated damages in the event we failed to timely perform under the agreements. Although the common stock does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. As a result, a portion of the common stock subject to such liquidated damages did not meet the tests required for permanent equity classification, and accordingly was included as a derivative financial instrument liability in the accompanying consolidated balance sheet until such time the conditions were eliminated. The liability is remeasured as of each balance sheet date (see Note G).

Derivative Financial Instrument Liabilities

In connection with the sale of certain debt and equity instruments, we have issued freestanding warrants and we granted registration rights that give the holder rights to liquidating damages. Although the terms of the warrants do not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness and maintaining listing of our common stock is presumed not to be within our control, we are required to carry the estimated settlement value of this feature as a derivative liability. In these cases, we deduct the fair values of the derivative instruments from the proceeds of sales of the equity instrument.

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

Stock - Based Compensation

Prior to January 1, 2006, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) to account for our stock based compensation arrangements. It amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by SFAS No. 123 and amended by SFAS No. 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we began applying Financial Accounting Standards Board Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments” to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We are required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effect of adopting this statement was to increase our net loss by approximately $664,000 during the six months ended June 30, 2006.

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

Financial Instruments and Concentration of Credit Risk

We believe the book value of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximates their fair values due to their short-term nature. The fair value of convertible debentures, which have a face value and carrying value of $1,050,000 and $192,739, respectively, is estimated to be approximately $1,034,745.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures and (ii) the fair values of the detachable warrants that were issued in connection with the debenture financing arrangements. (See Note F - Convertible Promissory Note)

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At June 30, 2006, approximately 93% of our accounts receivable (or $2,493,183, which amount is offset by $2,487,829 of deferred revenues) arise from two customers, and revenues from these two customers accounted for approximately 20% of our revenues during the nine months ended June 30, 2006.

With respect to cash and cash equivalents, we frequently maintain cash and cash equivalents balances in excess of federally insured limits. We have not experienced any losses in such accounts.

Impact of Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 154, “Accounting Changes and Error Corrections.”  The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions.  SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement.  The correction of an error will continue to require financial statement restatement.  A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary.  SFAS No. 154 is effective for fiscal years beginning after December 31, 2005.  We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on our financial statements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations

NOTE B - RESTATEMENTS

We have effected two restatements of our financial statements as described below:

•	In our initial filing of our June 30, 2005 10-QSB, we valued non-employee options at the

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

	As Originally Reported Three Months ended June 30, 2005	As Restated Three Months ended June 30, 2005	As Originally Reported Nine Months ended June 30, 2005	As Restated Nine Months ended June 30, 2005
Stock-based compensation and consulting fees	$92,417	$168,000	$270,934	$1,120,833
Net loss	$(1,011,767)	$(1,087,350)	$(3,000,666)	$(3,850,565)
Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.08)
•

At the request of the SEC we also reviewed the accounting treatment we initially used as of September 30, 2005 and December 31, 2005 for registration rights agreements arising from common stock sold in December 2004 and June 2005. In accordance with EITF 00-19 paragraph 25, we determined that instead of accounting for the common stock as a redeemable security under Accounting Series Release Number 268, we should have accounted for the embedded registration rights as a separate derivative liability. After separately valuing and accounting for the registration rights, the remaining proceeds received from the sales of common stock should have been allocated to the common stock and therefore classified as permanent equity rather than between liabilities and permanent equity (as we presented in our initial filing). The derivative liability is recorded at its present value and remeasured each balance sheet date. Originally reported and restated amounts are:

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

NOTE C - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses and negative cash flows from operations since our inception, and at the present time, we do not have enough cash to meet our operating commitments for the next twelve months. We also have various contingent liabilities that could adversely impact our cash availability if they are not resolved in our favor (see Note H). As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Since inception, our operations have primarily been funded through private equity financing, and we expect to continue to seek additional funding through private or public equity and debt financing. With respect to this matter, in December 2005, we made a decision to allow our warrant holders (see Note E) to exercise their warrants at a price of $.20 per share anytime through December 28, 2005 which was later extended to February 6, 2006. As a result, we received cash proceeds of $1,822,500 in December 2005 when 9,112,500 warrants were exercised. Subsequent to December 31, 2005 and by February 6, 2006, an additional 2,500,000 warrants were exercised and we received $500,000 for those warrants. Finally, during the quarter ended June 30, 2006, we allowed our remaining warrant holders to exercise their warrants at a price of $0.20 per share, and received cash of $150,000 when the remaining 750,000 warrants were exercised. . Substantially all of the cash we raised through these equity issuances, as well as cash received from a convertible note payable (see Note F) were used to fund our operations and at June 30, 2006, we had a remaining cash balance of approximately $81,000.

On August 7, 2006, we secured interim financing in the form of a Senior Secured Convertible Promissory Note of up to $3,000,000. As of August 11, 2006, $2.9 million had been funded. In addition, the aforementioned Convertible Promissory Note amounting to approximately $1.1 million converted into the new financing for a total amount of interim financing of up to $4.2 million, which unless sooner converted, expires on February 2, 2007. Assuming we are successful in obtaining new financing, the holder of the interim financing may elect to convert all or part of the outstanding principal and interest into shares of our common stock after the closing of the new financing. Alternatively, if we are unable to secure qualified financing, the holder of the interim financing may convert his outstanding principal and interest to shares of our common stock at a price equal to five cents a share. If the loan is not repaid in full within 6 months, it shall become secured by all of our assets and may be subject to other penalties which could limit our ability to obtain other funds.

Currently, we recognize that our sales contracts and commitments recently executed and in the process of being executed are new and are currently being implemented and deployed. Each sales contract and commitment is going to take time to develop and deploy and currently we are modeling the timing of the revenue from these sales contracts and commitments. Because some of the programs are in the early developmental stages of deployment, we are unsure as to the timing of the revenues and related cash flow from operations.  We have relied upon projections and estimates given to us by the companies underlying the sales contracts and commitments and they are subject to change.

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

NOTE D - SIGNIFICANT CURRENT PERIOD EVENTS

Investment in Product Benefits Systems Corporation

At June 30, 2006, we have a non-marketable investment of approximately $99,000 in a private company, Products Benefits Systems Corporation (“PBS”). We created a strategic partnership with PBS to integrate their services to create a nationwide network. As part of the arrangement, 150,000 shares of Morgan Beaumont shares were exchanged for 700,000 shares of PBS stock. While the two companies have a service agreement between each other, neither company has significant influence over the finances and operations of the other. Accordingly, we have accounted for our investment of less than 10% of the outstanding common stock of PBS using the cost method. Because PBS is a privately held company, the carrying value of the shares was based on the trading value of our common shares on the date the agreement was reached. The fair value of this investment was estimated based on the most recent securities transactions and on other pertinent information, including financial condition and operating results of PBS, and based on same, we believe the estimated fair market value of this investment approximates its carrying amount as of June 30, 2006.

In addition to the shares above, PBS is to receive 100,000 options to purchase shares of our common stock for each $125,000 in net fees they generate for us provided that no more than 500,000 options can be earned by PBS in any one quarter. The exercise price of the options shall be the average daily closing price of our stock for the applicable quarter. As of June 30, 2006, no options are due to PBS under this arrangement.

Other Restricted Stock Issuances

In addition to the above shares, restricted stock was issued to certain key consultants pursuant to their consulting agreements during the 3rd Quarter of 2006. The stock vests over the consulting terms of approximately one year. Certain portions of restricted stock grants vested immediately upon grant. Unvested restricted stock grants are forfeited in the event of termination of the service. The following table summarizes the activity related to restricted stock issued to consultants during the nine months ended June 30, 2006:

Restricted stock outstanding as of September 30, 2005	-
Restricted stock granted to consultants	2,150,000
Restricted stock forfeited	-
Restricted stock vested	(454,750)
Unvested restricted stock as of June 30, 2006	1,695,250

Compensation expense related to restricted stock grants was approximately $464,000 for the three months ended June 30, 2006. At June 30, 2006, we have approximately $368,000 of unrecognized compensation expense related to restricted grants, which is reflected as deferred compensation in the accompanying consolidated balance sheet.

Issuance of Options

Our 2004 Amended Stock Incentive Plan (the “2004 Plan”) provides for the issuance of up to 25,000,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants and advisors. Our Board of Directors has authority to determine awards and establish the exercise price. As of June 30, 2006, there were 12,601,994 options outstanding under the 2004 Plan. Such options vest over various periods up to three years and expire on various dates through 2008. As mentioned in Note I, we have granted additional options subsequent to June 30, 2006 and anticipate that we will be issuing more options under the plan in the future (including 50,000 options to each of our directors on a quarterly basis).

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used were: risk free interest rates range from 2.23%, to 4.90%, expected lives of 2 and 5 years, a 0% dividend yield rate, and expected volatilities ranging between .934, and 2.03.

On January 1, 2006, we adopted SFAS 123(R) and, under modified prospective application, have included in compensation cost all new and modified awards and in addition compensation cost for the portion of existing awards for which requisite service had not been rendered. Had our compensation expense for stock-based awards previously been determined based upon fair values at the grant dates for awards under this plan, our net loss and net loss per share amounts for the three and nine months ended June 30, 2005, and the nine months ended June 30, 2006 would have been as follows:

	For the three months ended June 30, 2005	For the nine months ended June 30, 2006	For the nine months ended June 30, 2005
Net loss: As reported	$(1,087,350)	$(9,863,069)	$(3,850,565)
Pro forma	$(1,560,575)	$(10,364,653)	$(5,376,287)

Loss per share:
As reported	$(0.02)	$(0.14)	$(0.08)
Pro forma	$(0.03)	$(0.15)	$(0.12)

The following table describes our employee and director stock option activity during the nine months ended June 30, 2006:

		Weighted average exercise price per share (priced at date of grant)
	Number of Options Issued to Employees and Directors
Outstanding at September 30, 2005	10,671,667	$0.368
Granted	1,837,500	$0.673
Cancelled	(565,000)	$0.588
Outstanding at December 31, 2005	11,944,167	$0.387
Granted	350,000	$0.563
Cancelled	(441,666)	$0.607
Outstanding at March 31, 2006	11,102,501	$0.383
Granted	400,000	$0.388
Cancelled	(376,667)	$0.494

Outstanding at June 30, 2006	11,125,834	$0.380

400,000 options were granted at market value in the third quarter of fiscal year end September 30, 2006.

The following table summarizes information regarding options issued to employees and directors that are outstanding at June 30, 2006:

		Options outstanding to employees and directors			Options exercisable
Range of exercise prices		Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$0.20-$ 0.70		10,600,834	3.9	$0.344	8,690,000	$0.292
$0.71-$ 1.20		400,000	3.8	$1.028	275,000	$1.049
$1.21-$ 1.70		125,000	2.3	$1.320	125,000	$1.320
	TOTAL	11,125,834	3.9	$0.345	9,090,000	$0.329

Consultant Options

In addition to the above, we have granted 2,525,000 options to consultants as consideration for various services (200,000 of which were exercised in the period ended June 30, 2006). As previously discussed, compensation for non-employee stock-based awards are recorded in accordance with FASB Interpretation No. 28. The fair value is computed using similar assumptions as used for employee grant under SFAS 123R. As of June 30, 2006, there were 1,476,160 shares outstanding and fully vested that have an exercise price of $0.20. Compensation of $0 and $178,517 related to these options has been included in the operating expenses for the three and nine months ended June 30, 2006. Compensation of $168,000 and $1,120,833 related to these options has been included in the operating expenses for the three and nine months ended June 30, 2005.

NOTE E – PRIVATE PLACEMENTS OF COMMON STOCK

During the year ended September 30, 2005, we completed two private placements of our common stock as follows:

•

In December 2004, we completed a private placement of 7,125,000 of shares of our common stock (the “Shares”) to certain accredited investors for $1,425,000. The transaction was consummated pursuant to a Securities Purchase Agreement by and among us and the purchasers.

•

In July 2005, we completed the private placement of an aggregate of 12,362,500 of shares of common stock to certain accredited investors in an offering, agreed to on June 17, 2005, made pursuant to Rule 506 of Regulation D. The aggregate purchase price was $4,945,000 cash. The purchasers paid $0.40 per share and also received a two year warrant to purchase one (1) share of common stock for $0.60 per share for each share of common stock purchased (however, as mentioned at Note C, this price was decreased and all such warrants have been exercised as of June 30, 2006)

We agreed to register the shares and the shares underlying the warrants, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and warrants. Because we were not successful in registering the shares in the time frame we agreed on, we have recognized cumulative penalties of approximately $948,500 through June 30, 2006 of which approximately $597,000 was recognized as expense during the quarter ended June 30, 2006.

In March 2006 we issued 790,625 unregistered shares of our common stock in settlement of $158,125 in accrued penalties for the common stock sold by us in December 2004. The agreement to issue these shares stipulated that penalties related to this issuance of stock will no longer accrue after February 17, 2006. In connection with the settlement, Patrick Boyd, the company’s attorney and an investor in this offering waived penalties accruing to him of $5,750.

In March 2006, we issued 1,236,250 unregistered shares of our common stock in settlement of $494,500 in accrued penalties for the common stock sold by us in June 2005. The agreement to issue these shares stipulated that penalties related to this issuance of stock continued to accrue until such time that the shares and warrants were registered, which registration became effective in June 2006.

For those purchasers who did not accept our offer of settlement, we continued to accrue penalties at the rate of approximately $103,000 per month until in June when the securities became effective.

In addition, if we fail to pay any the liquidated damages mentioned above in full within seven days after the date payable, we are also required to pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the respective purchasers accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. No interest is due as of June 30, 2006.

NOTE F – COVERTIBLE PROMISSORY NOTE

On April 27th, 2006, we obtained interim financing of approximately $1,050,000. The Convertible Promissory Note had an initial maturity date of the earlier of five days after a qualified financing or the three month anniversary of the loan (July 24, 2006). It allows incremental borrowing up to $1,100,000. The note accrues interest at the rate of 9% per annum, is convertible into our common stock and contains 100% warrant coverage. Both the shares and warrants have strike prices equal to the price paid for our shares in the qualified financing. This convertible debenture may be converted into our common stock upon closing of qualified financing or upon failure to obtain qualified financing. The holder may elect to convert all or part of the outstanding principal and interest after the closing of the qualified financing, no later than five days, at the same price as the offering. If we do not have a qualified financing, the holder may convert his outstanding principal and interest to our common stock at a price equal to five cents a share. If the loan is not repaid in full within 90 days, it shall become secured by all of our assets and may be subject to other penalties.

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the $1,050,000 convertible debenture represents an embedded derivative. We have recognized the embedded derivative in the amount of $443,976 as a liability in the accompanying balance sheet and have measured it at its estimated fair value. The embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Share price	$0.25
Expected volatility	ranging from 111.40% - 138.3%
Risk free interest rate	ranging from 4.98% to 5.23%
Market rate of interest	8.45%
Credit risk yield	ranging from 107.69% - 160.17%

Changes in the fair value of the embedded derivative are recorded at each reporting period and recorded in net gain (loss) on derivative, a separate component of other income (expense).

NOTE G – DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

Derivative financial instruments consist of the following at June 30, 2006:

Related to Private Placement of Common Stock:
Fair value of common stock warrants	$-

Cash settlement of registration rights	232,787

232,787
Related to Convertible Promissory Note:
Common stock warrants	1,579,530
Embedded conversion feature	443,976
2,023,506

Total derivative financial instrument liabilities	$2,256,213

Derivative loss for the nine months ended June 30, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value (in addition to the initial allocation, above) amounted to $803,530.

Private Placement of Common Stock occurring in December 2004 and July 2005

Derivative financial instruments related to the private placements of common stock occurring in December 2004 and July 2005 consists of the following at June 30, 2006:

Fair value of common stock warrants	$-
Cash settlement of registration rights	232,787

Total derivative financial instrument liabilities	$232,787

The derivative liabilities related to our common stock warrants arose from warrants that were issued on June 17, 2005 and expire on June 16, 2007. At inception we issued 12,362,600 of such warrants with an exercise price of $.60 per share, however as mentioned at Note C, we subsequently reduced the strike price of certain warrants that were exercised through February 6, 2006. At December 31, 2005, the value of these warrants was as follows:

Fair value of common stock warrants at inception	$3,461,500
Loss recognized through June 30, 2006	1,302,850
Fair value of common stock warrants exercised and reported in paid in capital	(4,764,350)

Fair value of common stock warrants	$-

The total loss from derivative liabilities through June 30, 2006 was as follows:

Loss from fair value of common stock warrants	$1,302,850
Loss from cash settlement value of registration rights	147,560

Total	$1,450,410

Derivative gain for the nine months ended June 30, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $169,976.

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

Convertible Promissory Note Derivative Liability

Derivative financial instruments arising from the financing (NOTE G – Convertible Promissory Note) are initially recorded and continuously carried at fair values. The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at June 30, 2006:

Liabilities	June 30, 2006

Common stock warrants	$1,579,530
Embedded conversion feature	443,976

Total	$2,023,506

The following tabular presentation reflects the number of common shares into which the aforementioned derivative financial instruments are indexed at June 30, 2006:

Shares of common stock	June 30, 2006

Common stock warrants	4,269,000
Embedded conversion feature	1,050,000

Total	5,319,000

At June 30, 2006, the value of these warrants was as follows:

Fair value of common stock warrants at inception	$1,233,836
Loss recognized through June 30, 2006	345,694

Fair value of common stock warrants exercised and reported in additional paid in capital	-

Fair value of common stock warrants	$1,579,530

Derivative loss for the nine months ended June 30, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value (in addition to the initial allocation, above) amounted to $973,506.

We carry warrants where net share settlement is not within our control as derivative liabilities. We use the Black-Scholes option pricing model to value these derivative liabilities because that model embodies all of assumptions necessary to fair value these instruments. In valuing the warrants at April 25, 2006, we used the market price of our common stock on that date, the expected volatility of our common stock based on its market price as of the preceding 5 years ending April 25, 2006 (9.079%), a risk-free rate of return of 4.98% an expected dividend yield of 0% and the remaining period to the expiration date of the warrants. The warrants can be exercised by the holder at any time.

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

NOTE H – CONTINGENCIES

Litigation with Former Employee

At March 31, 2006, we were involved in litigation with a former employee. There were many issues between the parties, including the former employee's claim of damages in excess of $6,000,000. The former employee also made a claim outside of the litigation that he was entitled to pre-merger shares valued at approximately $5,200,000. All of these matters have been settled without material loss to us.

Vendor Dispute

On February 10, 2006, we initiated arbitration proceedings with the American Arbitration Association in Dallas, Texas, against Secure Cash Network (“SCN”) for breach of contract under a Private Brand Sales Agreement and Distribution Agreement. We alleged that SCN delivered certain cards that did not work as represented. We refused to accept any future shipments from SCN. SCN is demanding that we accept and pay for the goods which we alleged to be nonconforming. SCN has filed a counter claim against us and we have subsequently amended our claims. We allege that SCN provided defective cards, improperly swept funds from a Good Funds Account, failed to reimburse us for money paid for defective cards, failed to provide administrative and customer services and various reports on card usage and activities, and failed to abide by agreed upon reduced funding levels for the Good Funds Account. We have also alleged that SCN improperly suspended and terminated the agreements. SCN has alleged that we breached the agreements with respect to funding of the reserved account, access to information and non-payment of invoices. We may further amend our claims to include non payment of fees and other causes of action.

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

The parties are in the process of working through the particulars of a settlement agreement. In the meantime, the arbitration has been abated. If the matter is not resolved pursuant to the settlement referenced below, then we may further amend our claims to include non payment of fees and other causes of action.

Purchase Agreement and Consulting Agreement Dispute

The Company is involved in litigation with MTEL Communications and Michael Vasquez. The dispute involves an agreement to purchase assets and consulting agreement all related to the International Phone Card business. The dispute also involves the lease of office space under a space sharing agreement. It is early in the litigation process, and accordingly the resolution of this matter cannot be determined at this time, however we do not anticipate that any loss will result from this matter.

Dispute with Current Employees Former Employer

We are involved in litigation against current and former employees of our company for breach of certain restrictive covenants. Currently, we are early in the litigation process but we do not anticipate any loss will result from this matter.

Other

In addition, we are involved in other legal proceedings in the normal course of business. We do not believe that the resolution of such matters will have a significant, adverse impact on our financial position and/or results of operations.

NOTE I - SUBSEQUENT EVENTS

Recent Financing

On August 2, 2006, we entered into a series of Senior Secured Convertible Promissory Notes and Common Stock Purchase Warrants (collectively the “Interim Financing”) for up to $3,000,000 of funding. The Interim Financing is due on the earlier five days after a qualified financing (as defined) or the six month anniversary of the loan (February 2, 2007). The note accrues interest at the rate of 9% per annum, is convertible into our common stock at the same terms of our next qualified financing and contains 100% warrant coverage. The lenders received one (1) warrant to purchase four (4) shares of common stock for $0.25 per share for each dollar loaned. Both the shares and warrants have a twenty-five cent ($0.25) strike price per share and contain a cashless exercise feature as well. These notes may be converted into our common stock upon closing of qualified financing or upon failure to obtain qualified financing. The holder may elect to convert all or part of the outstanding principal and interest after the closing of the qualified financing, no later than five days, at the same price as the offering. If we are unable to consummate a qualified financing, the holder may convert his outstanding principal and interest to common stock at a price equal to five cents a share.

In addition, as of August 11, 2006, we have received $2.9 million of funding under this Interim Financing. In addition, the Convertible Promissory Note outstanding at June 30, 2006 of approximately $1.1 million which expired on August 4, 2006, converted into and became a part of the Interim Financing, and accordingly as of the date of the filing of this 10-QSB, we have total Interim Financing outstanding of approximately $4.0 million. If this Interim Financing is not paid prior to its maturity on February 2, 2007, then it shall become secured by all of our assets and may be subject to other penalties.

In addition, the Interim Financing requires us to (i) hire a new Chief Executive Officer and Chief Financial Officer; (ii) remove our President, Erik Jensen from our board; and (iii) provide the lender a seat on our Board. Pursuant to such matter, we are currently negotiating with candidates for our Chief Executive Officer and Chief Financial Officer, respectively. In the meantime, we have executed consulting agreements with Mr. Welch and Mr. Springer through which we are in discussion and negotiation about them joining us. We are unsure as to whether Mr. Welch and/or Mr. Springer will join us as Chief Executive Officer and Chief Financial Officer, respectively. While we have not finalized any terms of compensation arrangements for these officers, we anticipate that the annual compensation cost to us for these officers will approximate $400,000 and that they will also receive other customary and normal bonuses, benefits and stock options consistent with their positions.

Our Board of Directors accepted this funding only after we expended significant efforts in obtaining other funding as discussed below. With respect to such matter, we previously engaged a placement firm to find accredited investors that were willing and able to invest in a proposed private placement in the United States for up to $6,000,0000 of our securities. During April 2006, we received a written term sheet from our placement firm and one of the funds it works with. In order to close on the funding under the term sheet, we were required to (a) provide a signed agreement between Morgan Beaumont, Inc. and Discover Financial Services, LLC, and (b) have an effective registration statement. We relied upon the terms under the term sheet and the above conditions and obtained the interim financing discussed above and in Note G in April 2006. Among other things, the interim financing provided funds to pay fees charged by the placement firm, and was to sustain our operations until permanent financing was received. .

On May 10, 2006, we executed an agreement with Discover Financial Services, LLC (as disclosed in our 8-K filing on May 11, 2006 in Exhibit 8.1.1.), and on June 15, 2006 our Registration Statement became effective (as discussed in our Notice of Effectiveness from the SEC on June 15, 2006). We expected to close on the term sheet and receive $5,000,000 of funding on or before June 30, 2006. However, upon completing the two contingent items, the funding under the current term sheet was delayed for no apparent reason and not due to a lack of performance on our part.

The placement firm continued its efforts to close the funding but was unsuccessful. As an alternative, the placement firm provided a $5,000,000 term sheet in July 2006 that contained certain dilution and other terms that were not as favorable as the previous term sheet discussed above. The placement firm represented that the funding would close by mid July 2006, however such transaction did not occur and was abandoned. The placement firm was unsuccessful in completing the minimum funding and structure agreed to by us. These delays and missing closing dates caused us to run short on cash and subsequently had an impact on revenue late in the quarter. We do not expect any further fees to be due to the placement firm.

Agreement with Direct Contact Media

On August 1, 2006, we entered a services agreement with Direct Contact Media, Inc., a California corporation ("DCM"), pursuant to which we will provide up to 60,000 stored value cards per month to DCM beginning in September of 2006. We will also provide our value load services SIRE Network transaction platform for the Discover Network Stored Value card products offered for sale to consumers through Internet-based sales efforts of DCM on an exclusive basis and provide DCM with the necessary data processing and related services with our SIRE Value Load Network so the Discover Network card products can be purchased by consumers and have value loaded on them at any of the SIRE Network retail locations. DCM will pay a program set up fee for each new Stored Value card program DCM wishes to offer to their consumers, will issue an initial purchase order for 100,000 Stored Value cards and will also pay us a fee for an initial stocking order of 10,000 cards. We will pay commissions to DCM for certain fees charged to consumers using the Discover Network Stored Value Card Products sold by DCM. DCM will also have the right to purchase Morgan Beaumont stock if sales volume of Discover Network Stored Value Card Products by DCM exceeds a specified threshold. A copy of this agreement is attached hereto as Exhibit 8.1.1. to our 8-K filed with the SEC on August 11, 2006.

Agreement with Ruben Sanchez

On August 1, 2006, we entered a cancelable consulting agreement with Ruben Sanchez pursuant to which Mr. Sanchez will prepare, submit, present and follow-up on our application for a money transmitter license in the states designated by us and act in an advisory capacity for anti-money laundering, USA PATRIOT Act and Bank Secrecy Act compliance. We will pay Mr. Sanchez on a flat fee basis for the services rendered by him and for all pre-approved costs associated with the applications prepared and/or submitted by him. Mr. Sanchez is an anti-money laundering expert, with experience with the operations and compliance needs of money transfer and stored value card companies and is also licensed as an attorney by the State Bar of California.

Extensions of Significant Employment Contracts

In July 2006, our President, Mr. Erik Jensen, received a two (2) year extension on his employment contract that was scheduled to expire on September 30, 2006. In addition to annual compensation of approximately $185,000, Mr. Jensen received an additional 750,000 stock options that vest on a pro rata basis over the term of the contract, and enable him to purchase a like number of our common shares for $.35 per share.

In addition, our Chief Technology Officer, Mr. Dan Davis, received a one (1) year extension of his employment contract. In addition to annual compensation of approximately $140,000, Mr.

Davis received an additional 350,000 stock options that vest on a pro rata basis over the term of the contract, and enable him to purchase a like number of our common shares for $.40 per share. The agreement is cancelable on 30 days written notice.

In August 2006, we extended the employment contract of our Chief Executive Officer, Mr. Cliff Wildes, to December 31, 2006 with all other terms, including annual compensation of $xxxxx remaining consistent with his existing contract.

Payment Card Industry Certification

We have Payment Card Industry (“PCI”) Certified at a Level 3. In order to ensure the highest level of security for our customers and business partners, we are undertaking the necessary steps to increase our PCI certification to a Level 1 status. During the 4th Quarter of 2006, we are expecting to spend approximately $250,000 for certain hardware, software and audit related costs.

2004 Amended Stock Incentive Plan Registration

We intend to file a Form S-8 with the SEC to register our 2004 Amended Stock Incentive Plan (the “Plan”). By registering the Plan, we would be able to obtain additional funding from the exercise of stock options that are currently vested under the Plan (see Note D).

End of financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this report, the terms “we”, “us”, “our”, “MBI”, “Morgan Beaumont”, and the “Company” mean Morgan Beaumont, Inc. unless otherwise indicated. All dollar amounts in this report are in U.S. dollars unless otherwise stated.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements about Morgan Beaumont’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined herein, and, from time to time, in other reports Morgan Beaumont files with the SEC, including Morgan Beaumont’s Annual Report on Form 10-KSB as of September 30, 2005 and for the periods ended September 30, 2005 and 2004. These factors may cause Morgan Beaumont’s actual results to differ materially from any forward-looking statement. Morgan Beaumont disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are primarily a developmental stage technology company. We established a network for loading funds on debit cards and conducting other financial transactions with business partners such as MasterCard, Visa, Discover Network, Western Union and MoneyGram. Our primary products offered include: re-loadable debit cards and prepaid phone cards for the sub-prime market. We have not yet achieved profitable operations.

Morgan Beaumont was founded in 2000 and began developing our brand of debit cards in 2001. In 2003 we began selling our debit cards to the sub-prime credit “challenged” consumer and very soon thereafter observed that a major barrier to the acceptance and use of the card was the ability to deposit money on the debit card. In 2003 our focus shifted to building a computer network which we branded the SIRE Network that would connect the merchants where the “credit challenged” customers shopped, to the processors and banks that support and issue the debit cards enabling the near real-time deposit of money on to the debit card so it then could be used to purchase products and services similar to the way a credit card would conduct credit transactions.

To develop the network, we had to write software to integrate the magnetic stripe credit card reading equipment at a merchant location with our software and then develop a way to interface our software with the computer systems of various processors and banks which operate a variety of equipment and software.

We have branded the SIRE Network. In January of 2005, we began using the SIRE Network and throughout 2005 we processed transactions for our own debit cards on the network as we refined and improved the network. The SIRE Network is an open architecture platform that allows us to quickly integrate the SIRE Network value load services with different groups that would like to use those transaction services offered by the SIRE Network to their cardholders. By using an open architecture platform we are able to offer the SIRE Network services in a manner that is less expensive and time consuming.

In May of 2005, we purchased telecommunications switching equipment for a dual purpose. The first purpose was that the sub-prime credit consumer traditionally purchases prepaid phone cards to make their long-distance telephone calls. Our purchased equipment allowed us to offer those services on a debit card thereby making the card more valuable to the consumer. Secondly, we began selling the traditional prepaid phone cards at and below cost as a way to increase awareness of and loyalty to the Morgan Beaumont brand within the sub-prime consumer market.

In December of 2005, we activated a sufficient number of merchants on the SIRE Network which we call “Points of Presence” (“POPs”) to reach a substantial portion of the sub-prime credit consumers. We believe we have established enough market penetration to make the SIRE Network a commercially viable product. As such, we achieved our brand recognition of Morgan Beaumont within the sub-prime customer market and ceased offering the prepaid phone cards product line during the 3rd Quarter of 2006.

Currently, we are exploring options regarding our telecommunications switching equipment and related product lines. As we have successfully completed our brand awareness through the pre-paid phone card product line, we ceased offering the prepaid phone card products during the 3rd Quarter of 2006. We expect to determine the best option for or telecommunications switching equipment and related product lines by the end of the 4th Quarter of 2006.

In 2006, we have begun marketing the SIRE Network services to companies that sell their own debit cards so that consumers with another company’s debit card can take advantage of the services offered by the SIRE Network. We will continue to add POPs to our network as well as add other services to benefit our customers, the sub-prime credit consumer and the processors and issuers of debit cards.

Currently, we recognize that our sales contracts and commitments related to the SIRE Network Services, recently executed and in the process of being executed are new and are currently being implemented and deployed. Each sales contract and commitment will take time to develop and deploy. Currently we are modeling the timing of the revenue from these sales contracts and commitments. Because some of the programs are in the early developmental stages of deployment, we are unsure as to the timing of the revenues and related cash flow from operations.  We have relied upon projections and estimates given to us by the companies underlying the sales contracts and commitments and they are subject to change.

PLAN OF OPERATIONS

In the fiscal quarter ended June 30, 2006, our operational goals were to continue the branding of our retail load network that we have branded the SIRE Network and continue to develop our direct relationships with processors and banks in order to begin loading their products on the SIRE Network.

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

We were working with our state licensing attorneys, Jones Day, to complete our review of licensing requirements throughout the United States and begin to file applications where necessary. We also planned to employ Jones Day to find the most efficient way to structure our business relationships and thereby minimize our licensing requirements. We have added two consultants, Mr. Todd Ellsworth and Mr. Ruben Sanchez to address our state licensing requirements going forward.

We planned to expand our payroll programs under our active product Prestige Payroll to allow our sales and marketing personnel more flexibility when addressing customer needs. We also planned to complete the release of our new retail card ServiBancos, a product targeted to the Hispanic market which also facilitated our efforts to market economically to the retailers rather than use our distribution strategy. We planned to continue development on the SIRE Elite and Ultra Pay cards and add a non-reloadable gift card to expand our product line with new products to address our markets.

We plan on selling and deploying the majority of our new programs with Discover Network for personal spend debt cards, payroll cards and gift cards.

We also continued to work on enhancing card function to increase value to the consumer and provide new potential revenue sources to us. Prior to the end of the quarter and in the quarter, we began working on and continued to develop bill pay and a dual purpose phone and stored value card to our products. We planned to continue adding new banks and processors to build redundancy and flexibility into our product line.

The goal for the quarter was to have revenue dramatically increased with telecommunications revenue by using our new retail channel and continuing to move more phone product through our distribution network as well as signing strategic wholesale contracts to provide telecommunications services. We did not plan to introduce the stored value cards into the retail channel until the second fiscal quarter to give our new representatives time to learn about the stored value product and develop a relationship with our new customers. Our plan was to focus on payroll stored value cards until the new retail channel was ready for stored value cards. We have not been able to accomplish this goal as our transition away from the pre-paid telecommunications card product has taken longer than expected.

Currently, we are exploring options regarding our telecommunications switching equipment and related product lines. As we have successfully completed our brand awareness through the pre-paid phone card product line, we ceased offering the prepaid phone card products during the 3rd Quarter of 2006. We expect to determine the best option for or telecommunications switching equipment and related product lines by the end of the 4th Quarter of 2006.

In an effort to preserve cash resources and focus our efforts towards supporting our future growth, we are currently reviewing, revising and terminating some of our consulting and professional agreements.

CRITICAL ACCOUNTING ESTIMATES

Impairment

Our property and equipment balance includes approximately $900,000 of telecommunications equipment. As mentioned above, for various reasons, we are currently exploring options regarding this equipment and the related product lines, however to date no decision has been made as to whether we will reorganize and/or dispose of such operations. Because of this, and because the aforementioned equipment is still being used in our operations, we believe the carrying values of such equipment is recoverable. However, if we elect to dispose of all or a portion of this equipment in the future, we will be required to determine the fair values of such equipment at the time any such decision is made. If the fair values are less than the carrying value of the equipment, we will be required to record an impairment loss.

Litigation

We are involved in various legal disputes, including one in which the claimant is seeking damages of over $750,000 against us. In accordance with generally accepted accounting principles, we have not recorded any loss that might result from the resolution of this matter. While we deny all of the plaintiff’s claims and believe that no material loss will result from the resolution of this matter, it is always possible that damages could be assessed against us in which case we would be required to record a loss in the amount of such damages.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of our management, our company and activities from our inception through June 30, 2006 fall within the referenced guidelines. Accordingly, we have reported our activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

Deferred Revenue

In May of 2005 we began shipping prepaid phone cards. These cards represent a promise to provide telecommunications services when the end user uses the card on our telecommunications network. We defer the revenue from the sales of these cards until the cards are used.

During the quarters ended June 30, 2006 and 2005, we deferred revenue of approximately $2,000 and $621,000, respectively and recognized approximately $253,000 and $5,000 in revenue, respectively, leaving a deferred revenue balance of approximately $2,531,000 and $616,000, respectively.

During the nine months ended June 30, 2006 and 2005, we deferred revenue of approximately $4,377,245 and $621,000, respectively and recognized approximately $1,846,000 and $5,000 in revenue, respectively, leaving a deferred revenue balance of approximately $2,531,000 and $616,000, respectively.

As we have successfully completed our brand awareness through the pre-paid phone card product line, we ceased offering the prepaid phone card products during the 3rd Quarter of 2006.

Sales and Revenues

At June 30, 2006, we had approximately 83,265 POPS active on our branded SIRE network in the United States compared to approximately 25,000 POPS active on June 30, 2005 and approximately 50,000 additional POPS under contract and in various stages of implementation compared to approximately 50,000 on June 30, 2005. Total POPS under contract are approximately 150,000 and 75,000, as of June 30, 2006 and 2005, respectively.

During the remainder of fiscal year 2006, we intend to expand the number of access points. We have in place contracts that management believes have the potential to grow its access points to over 200,000 POPs. These POPs may now sell or load (or both) debit/ATM and stored value hologram cards to the public. We are continuing to seek additional relationships in order to further expand the POPs in the fiscal year.

We have the following sources of sales and revenue:

•	Initiation fees
•	Hosting and licensing fees
•	Transaction fees
•	Prepaid phone cards
•	Wholesale telecommunication service
•	Sales of our Stored Value MasterCard and Visa Payroll card
•	Monthly maintenance fees associated with keeping the card active, and
•	Transaction fees

Revenues for the three months ended June 30, 2006 and 2005 were $876,000 and $482,000, respectively. Revenue in the quarter ended June 30, 2006 was composed of $461,000 in wholesale domestic and international telecommunications, $333,000 in domestic and international prepaid calling cards, $67,000 in routers and $15,000 in other sales and transaction fees. In the quarter ended June 30, 2005, revenues consisted of $158,000 in wholesale domestic and international telecommunications, $78,000 in domestic and international prepaid calling cards, $240,000 in stored value cards and $6,000 in other sales and transaction fees. Overall revenue increased $394,000 in period to period comparisons. This increase was a result primarily of a $303,000 increase in telecommunications revenue, and $255,000 increase in the wholesale revenue and $240,000 decrease in the stored value cards.

Revenues for the nine months ended June 30, 2006 and 2005 were $4,242,000 and $673,000, respectively. Revenue in the nine months ended June 30, 2006 was composed of $1,809,000 in wholesale domestic and international telecommunications, $2,086,000 in domestic and international prepaid calling cards, $293,000 in routers, $28,000 in stored value cards and $26,000 in other sales and transaction fees. In the nine months ended June 30, 2005, revenues were consisted of $158,000 in wholesale domestic and international telecommunications, $78,000 in domestic and international prepaid calling cards, $417,000 in stored value cards and $20,000 in other sales and transaction fees. Overall revenue increased $3,569,000 from the prior year. This increase was a result primarily of a $2,008,000 increase in telecommunications revenue, and $1,651,000 increase in the wholesale revenue and $388,000 decrease in the stored value cards.

Cost of Revenue

Total costs of revenue for the quarters ended June 30, 2006 and 2005 were $988,000 and $382,000, respectively. Costs of revenue in the quarter ended June 30, 2006 included $432,000 wholesale domestic and international telecommunications costs, $395,000 in domestic and international prepaid calling cards costs, $50,000 in routers costs, $1,000 in stored value cards costs, $106,000 in other costs and transaction fees, and $4,000 in freight costs. In the quarter ended June 30, 2005 costs of revenue included $189,000 wholesale domestic and international telecommunications costs, $41,000 in domestic and international prepaid calling cards costs, $102,000 in stored value cards costs, $14,000 in other costs and transaction fees, and $26,000 in freight costs. We also reserved as obsolete, inventory related to our dispute with SCN of $10,000 in the quarter ended March 31, 2006.

Total costs of revenue for the nine months ended June 30, 2006 and 2005 were $5,249,000 and $479,000, respectively. Costs of revenue in the nine months ended June 30, 2006 included $1,777,000 wholesale domestic and international telecommunications costs, $2,736,000 in domestic and international prepaid calling cards costs, $281,000 in routers costs, $35,000 in stored value cards costs, $181,000 in other costs and transaction fees, and $17,000 in freight costs. We also reserved as obsolete, inventory related to our dispute with SCN of $222,000 in the nine months ended June 30, 2006. Cost of revenue for the nine months ended June 30, 2005 included $189,000 wholesale domestic and international telecommunications costs, $41,000 in domestic and international prepaid calling cards costs, $186,000 in stored value cards costs, $24,000 in other costs and transaction fees, and $29,000 in freight costs. We also reserved as obsolete, inventory related to our dispute with SCN of $10,000 in the nine months ended June 30, 2005.

Gross Margin (Deficiency)

Gross margin in the quarters ended June 30, 2006 and 2005 was a negative $111,000 and a positive $100,000, respectively, down approximately 211%. The negative gross margin in 2006 was the result of costs in excess of revenue for our phone cards in our continued effort to gain market share and non-recurring charges related to the disposal of prepaid phone card inventory. These costs began during the third quarter 2005 and were absorbed by gross margins from the more profitable products. The lack of revenue from profitable debit cards further impacted our gross margins negatively.

Gross margin in the nine months ended June 30, 2006 and 2005 was a negative $1,007,000 and a positive $194,000, respectively, down approximately 619%. The negative gross margin in 2006 was the result of costs in excess of revenue for our phone cards in our effort to gain market share. These costs began in the third quarter 2005 but were absorbed by the revenue generated by the stored value cards during 2005. In 2006, the reduced revenue from profitable stored value cards further impacted our gross margins negatively. In addition, we wrote off approximately $222,000 of inventories that we cannot distribute while our dispute is in arbitration with our vendor SCN.

Other Operating Expenses

Other operating expenses for the three and nine months ended June 30, 2006 were $2,903,000 and $6,910,000, respectively as compared to $1,188,000 and $4,116,000 for the respective periods of the preceding fiscal year. Our activity in preparing additional products for release, adding and implanting POPS, certifying our network with MasterCard, VISA and the Discover Network, as well as expenses resulting from increased sales activity were the primary causes of the increase in operating expenses. Additionally, the expense of the reporting process, and in particular the attempts at registration of securities issued in private sales of our stock, as well as costs incurred for litigation type matters, caused increases in legal and accounting expenses.

Other operating expenses include the following:

Stock based compensation and consulting fees of $605,000 and $168,000 were expensed for the quarter ended June 30, 2006 and 2005, respectively, and $856,000 and $1,121,000 were expensed for the nine months ended June 30, 2006 and 2005, respectively. The significant amount of stock based compensation during the nine months ended June 30, 2005 resulted primarily from various consulting arrangements we entered into when we did not have the cash to compensate such consultants.

Other employee compensation of $878,000 and $541,000 were recognized in the quarters ended June 30, 2006 and 2005, respectively, and $2,440,000 and $1,603,000 for the nine months ended June 30, 2006 and 2005 respectively. The increases were due to the addition of personnel to develop and market our products as well as personnel added in telecommunications that did not exist before the third quarter of 2005.

Other professional and consulting fees incurred in the quarters ended June 30, 2006 and 2005 were $895,000 and $223,000, respectively, and such costs $1,969,000 and $679,000 during the respective nine month periods ended June 30, 2006 and 2005. The increase in other professional fees is primarily attributable to legal fees associated with the filing of our Registration Statement (SB2) which became effective on June 14, 2006, our licensing and compliance efforts along with our currently active litigation and the costs of reporting

Selling and marketing expenses incurred in the quarters ended June 30, 2006 and 2005 were $67,000 and $11,000, respectfully, and $184,000 and $72,000 during the nine months ended June 30, 2006 and 2005. These increases are primarily related to the increases in commissions and promotions such as trade shows and card demos.

Occupancy and equipment expenses incurred in the quarters ended June 30, 2006 and 2005 were $223,000 and $148,000, respectively, and $676,000 and $245,000 during the nine months ended June 30, 2006 and 2005. These increases are primarily related to the increase in depreciation and amortization and because we significantly increased the amount of space we lease to support our growth. Depreciation and amortization increased $242,000 from $75,000 for the nine months ended June 30, 2005, to $317,000 for the same period in 2006. Rent increased $188,000 from 75,000 for the nine months ended June 30, 2005, to $263,000 for the same period in 2006.

Other expenses incurred in the quarters ended June 30, 2006 and 2005 were $128,000 and $59,000, respectively, and $572,000 and $124,000 during the nine months ended June 30, 2006 and 2005. Other expenses include primarily bad debt, office supplies and miscellaneous expenses. These increases are primarily related to the increase in bad debts. Bad debt increased $269,000 from $24,000 for the nine months ended June 30, 2005 to $293,000 for the same period in 2006.

Other Income (Expense)

Gain (loss) on Derivative Financial Instruments:

We recognized a loss on derivative financial instruments of $1,006,603 for the quarter ended June 30, 2006, and a loss on such instruments of $803,530 for the nine months ended June 30, 2006. This loss and gain arose from adjustments to record our derivative financial instruments at fair values in accordance with current accounting standards. Our derivative financial instruments arose in connection with the sale of certain equity instruments and convertible promissory note financing. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. During the year ended September 30, 2005, we issued common stock and freestanding warrants in connection with our financing activities. Although the terms of the financings do not provide for net-cash settlement, we afforded the holders registration rights that included liquidating damages provisions. In these circumstances, physical or net-share settlement of the warrant is presumed not to be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness thereof, and maintaining the listing of our common stock are also presumed not to be within our control, we are required to carry the estimated settlement value of the registration rights (resulting from the liquidating damages feature) as a derivative liability.

Derivative financial instruments are initially measured at their fair value and are re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. We use the Black-Schools option-pricing model to value warrant-based derivative financial instruments because that model embodies all of the necessary elements and assumptions necessary to value such instruments. We use a projected, probability-weighted cash-flow model to make estimates of our cash-settlement obligations under the registration rights agreement. Each of these valuation models requires the use of subjective estimates and assumptions that are applied consistently during the life of the instrument. Such models will likely continue to result in volatility in our earnings in future periods as we continue to reflect our derivative financial instruments at fair values.

Other income (expense):

Other income (expense) also includes various registration rights penalties of $597,000 and $948,000 during the respective three and nine months ended June 30, 2006. Penalties accrued at the rate of approximately $103,000 per month until June 2006 when we successfully registered the shares and warrants purchased by various accredited investors in December 2004 and June 2005.

No such losses and gains on derivative financial instruments and/or registration rights penalties were applicable during the three and nine months ended June 30 2005 as we had no warrants outstanding at such time, nor had we reached the date where registration rights penalties started to accrue.

Net Losses

As a result of the above, we recognized significant losses during each of the periods in the accompanying financial statements. Operating results were impacted by the delay in obtaining funding which subsequently had an impact on revenue late in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2006, we generated cash from financing activities of $13,191,000. This amount arose primarily from sales of our common stock and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. We have used a significant portion of this capital to fund cash outflows for operating and investing activities of $11,768,000 and $1,341,000, respectively, as of June 30, 2006. On June 30, 2006, we had cash on hand of $81,000.

We have been actively involved in raising capital to address our operating commitments, working capital requirements and equity needs.

Recent Financing

Previously, we engaged a placement firm to find accredited investors that are willing and able to invest in our proposed private placement in the United States of up to six million dollars of our securities. During April 2006, we received a written term sheet from our placement firm and one the funds it works with. In order to close on the funding under the term sheet, we were required to (a) provide a signed agreement between Morgan Beaumont, Inc. and Discover Financial Services, LLC, and (b) have an effective registration statement. We relied upon the terms under the term sheet and the above conditions and sought interim financing in April 2006 (Note G) to address our operating commitments. The interim financing provided funds to pay fees charged by the placement firm.

On May 10, 2006, we executed an agreement with Discover Financial Services, LLC (as disclosed in our 8-K filing on May 11, 2006 in Exhibit 8.1.1.), and on June 15, 2006 our Registration Statement became effective (as discussed in our Notice of Effectiveness from the

SEC on June 15, 2006). With the completion of the two requirements, we expected to close on the term sheet and receive $5,000,000 of funding on or before June 30, 2006. To provide us with sufficient cash flow to sustain operations until the funding was received, the holders of the Convertible Promissory Note (Note G) provided us with a total of $1,050,000 on interim financing through of June 30, 2006. However, upon completing the two contingent items, the funding under the current term sheet was delayed for no apparent reason and not due to a lack of performance on the Company's part.

The placement firm continued to try to close on the term sheet but was unsuccessful. As an alternative, the placement firm provided another proposal, which contained terms that were not as favorable as the previous term sheet we expected to close on June 30, 2006. As closing was delayed, the holders of the Convertible Promissory Note inquired as to our plans to re-pay the notes, as they were due at the end of July 2006.

At the beginning of July 2006, we received the alternative term sheet, which contained more dilutive provisions than the previous term sheet. The placement firm represented the term sheet was expected to close by mid July 2006 for up to $5,000,000. The funding was not able to close in mid July 2006 and we extended closing by one week.

On July 24th, 2006, we obtained an extension through August 4th, 2006 under the Convertible Promissory Note entered into on April 27, 2006. The extension was done to enable us to complete the qualified financing under the term sheet expected to close on July 28, 2006.

The placement firm was unsuccessful in completing the minimum funding and structure agreed between the company and the firm. These delays and missing closing dates caused us to run short on cash and subsequently had an impact on revenue late in the quarter. We do not expect any further fees to be due to the placement firm.

Upon the placement firm's unsuccessful efforts to complete the funding, we received a proposal from the current Holder of the Convertible Promissory Note to provide interim financing until we could obtain further funding. After the Board of Directors were advised of the terms of the interim financing, the Board of Directors pursued closing on the interim financing. Additional terms discussed of the interim financing included the hiring of a new Chief Executive Officer, Chief Financial Officer, removal of the President, Erik Jensen, as a Board Member and a Board of Director seat.

On August 2, 2006, we entered into a series of Senior Secured Convertible Promissory Notes and Common Stock Purchase Warrants for up to $3,000,000. The terms of the interim financing is a convertible note due the earlier of five days after a qualified financing or the six month anniversary of the loan (February 2, 2007). The note accrues interest at the rate of 9% per annum, is convertible into our common stock at the same terms of the next qualified financing and contains 100% warrant coverage. The lenders received one (1) warrant to purchase four (4) shares of common stock for $0.25 per share for each dollar loaned. Both the shares and warrants have a twenty-five cent ($0.25) strike price per share and contain a cashless exercise feature as well. These notes may be converted into our common stock upon closing of qualified financing or upon failure to obtain qualified financing. The holder may elect to convert all or part of the outstanding principal and interest after the closing of the qualified financing, no later than five days, at the same price as the offering. If we do not have a qualified financing, the holder may convert his outstanding principal and interest to common stock at a price equal to five cents a share. If the loan is not repaid in full within 6 months, it shall become secured by all of our assets and may be subject to other penalties.

On August 7, 2006, we had secured new financing in the form of a Senior Secured Convertible Promissory Note of up to $3,000,000. As of August 11, 2006, $2.9 million had been funded. The current Convertible Promissory Note amounting to approximately $1.1 million which expires on August 4, 2006, converted into the new financing for a total amount of interim financing of up to $4.2 million. The new financing expires on February 2, 2007.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, (the date of our year end) and updated that evaluation as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were not effective in timely alerting management to material information relating to us required to be included in its periodic SEC filings as of September 30, 2005. Based upon the updated evaluation by our Chief Executive Officer and Chief Financial Officer, they concluded that though improved, controls were still not adequate.

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

During the three months ended December 31, 2005, we changed our internal control over financial reporting by adding a review committee to review our public disclosure documents. The committee was established after we restated our financial statements for the quarters ended December 31, 2004, March 31, 2005, and June 30, 2005 to improve control over our reporting process. This review committee remains in its formation stage and additional training is needed to improve the committee’s control over our public disclosure documents. This training will be completed by the end of our fiscal year, September 30, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to ongoing legal proceedings described in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 23, 2005. Accordingly, readers are encouraged to review the full disclosure regarding these legal proceedings, as disclosed in Item 3 of the Annual Report on Form 10-KSB. We do not believe the resolution of these matters will have a material adverse effect on our financial position or results of operations.

See Note I – Contingencies of the Notes to Financial Statements (Item 1) for information regarding these and other legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Bridge Funding.

In April 2006, we entered into an agreement to enable us to borrow up to $1,100,000 from various lenders. The loan accrues interest at the rate of 9% per annum. It is convertible into our common stock at a price equal to the price paid for our shares in our next offering. The loan also contained 100% warrant coverage at the price per share equal to the price to be paid for our shares in our next offering. If the loan was not repaid in full within 90 days, it was to become secured by all of our assets. We paid no finders fees or commissions associated with the loans. We have a preexisting business relationship with the lenders, each of which is an accredited investor. If we failed to repay the loans by July 27, 2006 the loans are convertible at the option of the lenders into our common stock at $0.05 per share. A specimen of the Note and Warrant is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on May 4, 2006.

Pursuant to that agreement, we borrowed $500,000 on April 27, 2006, an additional $150,000 on May 28, 2006, an additional amount of $200,000 on June 12,2006, an additional $200,000 on June 28, 2006. The total amount borrowed as of June 30, 2006 is $1,050,000 which is due on July 24th. We obtained an extension to secure continued financing.

On August 7, 2006, we had secured new financing in the form of a Senior Secured Convertible Debt of $2,900,000. The terms of this financing are interest at the rate of 9% per annum, convertible into common stock at the lesser of (i) $0.25 per share, or (ii) the price of our next financing. The lenders also received cashless warrants to purchase four (4) shares or our common stock for each dollar loaned. At a price of the lesser of (i) $0.25 per share or (ii) the price our shares are sold for in our next offering. As part of the financing in the event the repaid or converted by February 2, 2007, they are convertible at $0.05 per share. We agreed to allow the lenders to add a representative as a member of the board of directors. We also agreed to seek a full time Chief Financial Officer and a new full time Chief Executive Officer.

As of August 11, 2006, $2.9 million had been funded. The current Convertible Promissory Note amounting to approximately $1.1 million which expires on August 4, 2006, converted into the new financing for a total amount of interim financing of up to $4.2 million. The new financing expires on February 2, 2007.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

OFFICERS AND DIRECTORS

Resignation of Chief Financial Officer and Appointment of Interim Chief Financial Officer

On May 18, 2006, Theodore Misiewicz, tendered his resignation as Chief Financial Officer, Secretary and as a member of our Board of Directors effective June 2, 2006. Mr. Misiewicz indicated that his resignation was for personal reasons. On June 2, 2006, we appointed Alec Brophy as our interim Chief Financial Officer as the replacement for our former CFO, Ted Misiewicz for a period of 90 days. Mr. Brophy is currently the President and Chief Executive Officer of OiWare, Inc., a software company focusing on Sarbanes-Oxley Act of 2002 compliance solutions. He is also a partner in an outsourced accounting firm, ISA Solution, LLC, which specializes in the needs of small business owners. We anticipate hiring a full-time CFO within the next 30 days.

Addendum to Significant Employment Contracts

We entered into extension of two employment contracts. Our President, Mr. Erik Jensen, received a two (2) year extension on his employment contract and we issued an additional 750,000 stock options that vest over the term of the contract. All other terms remained the same. Our Chief Technology Officer, Mr. Dan Davis, received a one (1) year extension and we issued an additional 350,000 stock options that vest over the term of the contract. Copies of the addendums to these agreements are attached hereto as Exhibit 5.1 and Exhibit 5.2, respectively.

EMPLOYEES

Appointment of Vice President of Sales

On July 26, 2006, we hired Mr. Jerry Uffner as our Vice President of Sales with responsibility for all aspects of the strategic planning and implementation of the sales efforts, including all sales initiatives, personnel and customer relationships. Mr. Uffner held positions as the Director of Sales – Prepaid Products Division of RBS Lynk, a prepaid card provider and processor. Mr. Uffner also held sales management positions with First Data and InComm.

Re-engagement of Michael Rejbeni

Effective April 20, 2006, Michael Rejbeni tendered his resignation as the President of MBI Services, LLC, a wholly owned subsidiary of Morgan Beaumont, Inc. During July 2006, we re-engaged Mr. Michael Rejbeni to provide operational consulting services.

MATERIAL AGREEMENTS

Agreement with Oxygen Eight, LLC

We finalized the verbal terms of re-engagement of Mr. Robert Kendrick under a Consulting Services Agreement with Oxygen Eight, LLC (“Oxygen”) to seek, evaluate, advise and structure additional business and business relationships that will be of benefit to us and our Affiliates. The terms of the agreement were done under similar terms when Mr. Kendrick was working with Cascade Development providing services for us in 2004 and 2005. The agreement expires on January 31, 2007.

Agreement with Innovative Processing Solutions, LLC and Cornerstone Community Bank, Inc.

On April 10, 2006, we entered into a Services Agreement with Innovative Processing Solutions, LLC, a Nevada limited liability company and Cornerstone Community Bank, Inc., a Tennessee corporation, whereby we will provide Innovative Processing Solutions with certain data processing and related services in connection with our SIRE Network. A Cardholder enters a SIRE Network location and submits to the retail location cash that he/she wishes to Load on his/her Transaction Card. The Cardholder pays the retail location the Load or Reload amount specified and the Load Fee for this transaction. . A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on May 11, 2006.

SIRE Network Agreement with No Borders, Inc.

On April 19, 2006, we entered into a SIRE Network Agreement with No Borders, Inc., whereby we will provide No Borders stored value card customers with the enhanced loading capabilities and access to over 100,000 locations on our SIRE Network. A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on April 25, 2006.

Agreement with Protective Marketing Enterprise, Inc.

On May 5, 2006, we entered into a Sales Referral Agreement with Protective Marketing Enterprises, Inc. (“PME”) to qualify and refer prospective third-party clients, distribution partners or sales agents to us who desire to utilize our SIRE Network or sell, promote or use our stored value and phone card products or card-related programs. We pay a commission to PME for all programs referred to and sold by us. A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on May 24, 2006.

Agreement with Cornerstone Bancard

On May 8, 2006 we entered into that certain Stored Value Card Distribution Agreement with Cornerstone Bancard (“Cornerstone Bancard”) for a term of one year pursuant to which Cornerstone Bancard will have the non-exclusive right to distribute our hologram stored value cards. A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on May 11, 2006.

Agreement with Discover Network Card

On May 10, 2006 we entered into that certain Stored Value Card Issuer Agreement with Discover Financial Services (“Discover”) for a term of three years pursuant to which we will issue privately label stored value cards for Discover Network. Funds can be placed onto the card at any Morgan Beaumont SIRE Network location and used for purchase at any store that accepts Discover Network cards. A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on May 11, 2006.

Financial Services Agreement with Competisys

On June 8, 2006, we entered into that certain Financial Services Agreement with Competisys Corporation ("Competisys") pursuant to which we will participate in the programs which Competisys is developing and implementing under its agreement with Mexican American Grocers Association ("MAGA") which includes, but not limited to, the installation and operation of Internet-enabled financial services kiosks and other networked devices at MAGA-affiliated retail locations. Under this agreement, we will provide necessary development and provisioning on our SIRE Network to integrate the SIRE network with the Kiosks and other networked devices so Discover Network Card products can be purchased by consumers and have value loaded on them at any of the Kiosk or other devices located in any MAGA-affiliated retail locations. We will pay Competisys a transaction fee every time the Kiosk is used to purchase or make use of our non-banking financial services, and every time a load or reload transaction is performed.

Agreement with Recarga Express S.L.

On June 8, 2006 we also entered into that certain agreement with Recargaexpress S.L. ("Recargaexpress") pursuant to which our SIRE Network will serve as a purchase and loading point of Recargaexpress' customers in the United States. Recargaexpress will pay us the fees and expenses for the services we will provide under this agreement. We will also pay a commission to our Distributors for the fees charged to consumers using any Discover Network Stored Value Card products which are sold on our Network. A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on June 20, 2006.

Agreement with Salzwedel Financial Communication

On June 27, 2006, we entered into an Agreement with Salzwedel Financial Communication, Inc. ("SFC") for investor relations services. We will issue to SFC a commencement bonus of One Million Eight Hundred Thousand (1,800,000) shares of our common stock that will be restricted for a period of no more than 12 months and pay a monthly fee to SFC for services rendered. A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on July 13, 2006.

Agreement with Frontier Capital Partners

On June 28, 2006, we entered into an Agreement with Frontier Capital Partners, Inc. ("FCP") for investor relations services. We will issue to FCP Three Hundred Fifty Thousand (350,000) shares of our common stock that will be restricted for a period of no more than 12 months for the services rendered by FCP. A copy of this agreement is attached as Exhibit 8.1.1. to our 8-K filed with the SEC on July 13, 2006.

Significant Consulting Agreements / Employment Contracts Related to Senior Secured Convertible Promissory Notes

Pursuant to discussions with the Holders of the Senior Secured Convertible Promissory Notes, we are currently negotiating the terms with candidates as our Chief Executive Officer and Chief Financial Officer, respectively. In the meantime, we have executed a consulting agreement with Mr. Jerry Welch and Mr. Raymond Springer, which expire on or before August 31st 2006 , and continue negotiations with each of them about joining the company in Executive positions. We are unsure as to whether Mr. Welch and/or Mr. Springer will join us as Chief Executive Officer and Chief Financial Officer, respectively.

Agreement with Direct Contact Media

On August 1, 2006, we entered a services agreement with Direct Contact Media, Inc., a California corporation ("DCM"), pursuant to which we will provide up to 60,000 stored value cards per month to DCM beginning in September of 2006. We will also provide our value load services SIRE Network transaction platform for the Discover Network Stored Value card products offered for sale to consumers through Internet-based sales efforts of DCM on an exclusive basis and provide DCM with the necessary data processing and related services with our SIRE Value Load Network so the Discover Network card products can be purchased by consumers and have value loaded on them at any of the SIRE Network retail locations. DCM will pay a program set up fee for each new Stored Value card program DCM wishes to offer to their consumers, will issue an initial purchase order for 100,000 Stored Value cards and will also pay us a fee for an initial stocking order of 10,000 cards. We will pay commissions to DCM for certain fees charged to consumers using the Discover Network Stored Value Card Products sold by DCM. DCM will also have the right to purchase Morgan Beaumont stock if sales volume of Discover Network Stored Value Card Products by DCM exceeds a specified threshold. A copy of this agreement is attached hereto as Exhibit 8.1.1. to our 8-K filed with the SEC on August 11, 2006.

Agreement with Ruben Sanchez

On August 1, 2006, we entered that certain consulting agreement with Ruben Sanchez pursuant to which Mr. Sanchez will prepare, submit, present and follow-up on our application for a money transmitter license in the states designated by us and act in an advisory capacity for anti-money laundering, USA PATRIOT Act and Bank Secrecy Act compliance. We will pay Mr. Sanchez on a flat fee basis for the services rendered by him and for all pre-approved costs associated with the applications prepared and/or submitted by him. Mr. Sanchez is an anti-money laundering expert, with experience with the operations and compliance needs of money transfer and stored value card companies and is also licensed as an attorney by the State Bar of California. A copy of this agreement is not attached hereto as an exhibit for confidentiality.

Agreement with ISA Solution, LLC

During August 2006, we engaged the services of ISA Solution, LLC to provide consulting services. The current interim Chief Financial Officer, Mr. Alec Brophy, is a principal in ISA Solution, LLC and has a 22.5% interest in ISA Solution, LLC.

PCI Process and Certification

We are already PCI Certified at a Level 3. In order to ensure the highest level of security for our customers and business partners, we are undertaking the necessary steps to increase our PCI certification to a Level 1 status. During the 4th Quarter of 2006, we are expecting to spend approximately $250,000 for certain hardware, software and audit related costs.

Cancellation of Midtown Partners Agreement

We had been pursuing a financing through Midtown Partners which sought to raise between $2 million and $6 million. Midtown had assured us of its ability to close escrow on at least $1.5 million by a definitive date, with an approximately $1 million following shortly thereafter. Based upon those assurances, our bridge lenders agreed to extend the term of their loans for 6 months or convert into the Midtown offering. When the initial funding deadline was reached, Midtown had only approximately $625,000 in escrow, but assured us that the minimum would be in within a few days. At that point our bridge lenders refused to extend their loans unless we agreed to accept additional bridge loan funding through them rather than proceed with the Midtown financing that might never reach the $2,000,000 minimum. Our board felt it had no choice but to accept the definitive financing being made available by the bridge lenders rather than risk proceeding with Midtown that had not yet raised the minimum, as one of our bridge lenders refused to convert and/or extend his loan.

2004 Amended Stock Incentive Plan Registration

We intend to file a Form S-8 with the SEC to register our 2004 Amended Stock Incentive Plan (the “Plan”). By registering the Plan, we would be able to obtain additional funding from the exercise of stock options that are currently vested under the Plan (see Note D).

Item 6. Exhibits

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

5.1	Addendum to Employment Agreement for Erik Jensen (1)

5.2	Addendum to Employment Agreement for Daniel Davis (1)

31.a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.a	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.b	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1) Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN BEAUMONT, INC.

Date: August 21, 2006	By:	/s/ Clifford Wildes

Clifford Wildes, Chief Executive Officer, Treasurer and Director