Form 10QSB/A
period 2006-06-30
MORGAN BEAUMONT, INC.
filed 2006-08-23
CIK 1120792

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

INCORPORATION BY REFERENCE

Reference is made to the Report on Form 10-QSB filed by Morgan Beaumont, Inc. ("we" or "us") on August 22, 2006 ("Form 10-QSB"). Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, our Form 10-QSB in its entirety filed on August 22, 2006 is hereby amended to read in its entirety as follows.

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (“Amendment No. 1”) is being filed by Morgan Beaumont, Inc. (the "Company," "we," "us," "our") to correct our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006 originally filed with Securities and Exchange Commission on August 22, 2006 (the “Original Filing”). Such filing was made without the Chief Financial Officer’s approval and prior to the auditors completing their review of the our financial statements for the quarter ended June 30, 2006 and contained errors that affected the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis or Plan of Operations, which all have been replaced in their entirety in this Amendment No. 1.

In addition, we have updated Item 3: Controls and Procedures to note our disclosure controls are under review and, in specific, we are taking steps to prevent future occurrences of erroneously filing a Quarterly filing without auditor review. See Item 5 Other Information.

Morgan Beaumont, Inc.
A Development Stage Enterprise
Table of Contents
Page No.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION:
Consolidated Balance Sheet as of June 30, 2006	4
Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to June 30, 2006	5
Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to June 30, 2006	6
Notes to Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	28
Forward Looking Statements	28
Overview	28
Plan of Operations	30
Critical Accounting Estimate	31
Results of Operations	31
Liquidity and Capital Resources	36
ITEM 3: CONTROLS AND PROCEDURES.	38
PART II – OTHER INFORMATION	39
ITEM 1. LEGAL PROCEEDINGS	39
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	40
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40
ITEM 5. OTHER INFORMATION	40
ITEM 6. EXHIBITS	46

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$81,421
Receivables:
Accounts (net of allowance for doubtful accounts of $233,457)	2,674,749
Other	5,236
Inventories	283,652
Prepaid expenses and other current assets	141,981
Total current assets	3,187,039

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $482,476)	1,348,274

OTHER ASSETS:
Investment	99,169
Other assets	122,765
Total other assets	221,934

TOTAL	$4,757,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$925,028
Accrued registration rights penalties	395,600
Convertible promissory note	192,739
Deferred revenues	2,531,245
Derivative financial instruments	2,256,293
Total current liabilities	6,300,905

COMMITMENTS AND CONTINGENCIES (see Note H)

STOCKHOLDERS’ DEFICIT:
Common stock - $0.001 par value: 170,000,000 shares authorized; 77,605,528 shares issued and outstanding	77,606
Additional paid-in capital	18,219,417
Deferred compensation – restricted stock	(367,966)
Deficit accumulated during the development stage	(19,472,715)
Total stockholders’ deficit	(1,543,658)

TOTAL	$4,757,247

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					For the period July 10, 2000 (inception) To 6/30/2006 (as restated)
	For the three months Ended 6/30/2006	For the three months Ended 6/30/2005 (as restated)	For the Nine months Ended 6/30/2006	For the Nine months Ended 6/30/2005 (as restated)

Net Sales	$876,497	$481,612	$4,241,828	$672,649	$5,921,720
Cost of Goods Sold	(987,906)	(381,564)	(5,248,508)	(478,806)	(6,640,115)

Gross Margin (Deficiency)	(111,409)	100,048	(1,,006,680)	193,843	(718,395)

Operating Expenses

Stock based compensation & consulting fees	1,068,759	168,000	1,319,178	1,120,833	3,419,664
Purchased in process R&D	-	-	-	-	153,190
Impairment of assets	-	10,000	-	212,000	255,154
Other employee comp and benefits	877,801	540,797	2,440,430	1,602,809	5,916,100
Other professional and consulting fees	431,602	222,813	1,505,789	678,855	2,786,322
Selling and marketing	66,763	11,033	184,118	71,542	399,910
Occupancy and equipment	222,614	148,158	675,596	245,160	1,367,383
Travel and entertainment	107,666	28,026	211,425	61,090	341,862
Other	128,224	59,101	572,368	123,967	972,289

Total Operating Expenses	2,903,429	1,187,928	6,908,904	4,116,256	15,611,874

Loss from Operations	(3,014,838)	(1,087,880)	(7,915,584)	(3,922,413)	(16,330,269)

Other Income (expense):

Interest expense	(217,828)	-	(207,142)	11,861	(224,039)
Interest income	14,455	531	11,662	(13)	82,156
Loss on derivative instruments	(997,603)	-	(794,530)	-	(2,415,216)
Gain on litigation	-	-	-	60,000	4,000
Registration rights penalties	(142,277)	-	(494,249)	-	(494,249)
Other	-	-	-	-	(95,098)

Total other income (expense)	(1,343,253)	531	(1,484,259)	71,848	(3,142,446)

Loss Before Income Taxes	(4,358,091)	(1,087,349)	(9,399,843)	(3,850,565)	(19,472,715)

Income Taxes	-	-	-	-	-

Net Loss	$(4,358,091)	$(1,087,349)	$(9,399,843)	$(3,850,565)	$(19,472,715)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.02)	$(0.14)	$(0.08)

Weighted Average Number of Shares Outstanding	74,896,017	47,150,017	68,330,126	45,401,391

See notes to consolidated financial statements.

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ending June 30, 2006	For the nine months ending June 30, 2005 (as Restated)	For the period July 10th, 2000 (date of inception) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,399,843)	$(3,850,565)	$(19,472,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	317,290	75,294	525,221
Provision for inventory obsolescence	221,734	-	221,734
Provision for bad debts	292,972	-	382,972
Amortization of intangible assets	-	-	15,485
Stock based compensation and consulting	1,319,178	1,120,833	3,419,664
Purchased in-process research and development	-	-	153,190
Loss (gain) on derivative financial instruments	794,530	-	2,415,216
Impairment of assets	-	212,000	255,154
Forgiveness of indebtedness as a result of litigation settlement	-	(50,000)	(50,000)
Amortization of discount on convertible promissory note	192,739	-	192,739
Changes in assets and liabilities, net:
Receivables	(638,771)	(1,186,885)	(3,057,812)
Inventories	(301,194)	(73,277)	(505,385)
Prepaid expenses and other current assets	(52,750)	(99,997)	(141,981)
Other assets	(45,640)	-	(111,712)
Accounts payable and accrued and other liabilities	601,212	342,809	964,018
Accrued penalties - registration rights	494,249	-	494,249
Deferred revenue	620,778	615,961	2,531,245
NET CASH USED IN OPERATING ACTIVITIES	(5,583,516)	(2,893,827)	(11,768,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(317,106)	(450,538)	(1,108,870)
Investment in Product Benefits Systems Corporation	(15,169)	-	(15,169)
Note Receivable	-	(202,000)	(202,000)
Initial investment in Financial Services International, Inc.	-	(10,000)	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(332,275)	(662,538)	(1,341,039)

Morgan Beaumont, Inc.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the nine months ending June 30, 2006	For the nine months ending June 30, 2005 (as Restated)	For the period July 10th, 2000 (date of inception) to June 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease payable	-	(6,674)	-
Proceeds from borrowings under derivative liabilities	1,050,000	-	1,147,912
Repayments of notes payable	-	-	(47,912)
Collection of note receivable from stockholder	-	2,028,949	3,000,000
Proceeds from the issuance of common stock (including subscribed stock)	2,472,500	4,475,000	9,091,178
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,522,500	6,497,275	13,191,178

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,393,291)	2,940,910	81,421

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,474,712	121,832	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,421	$3,062,742	$81,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,403	$13	$24,585
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$-	$748,200	$818,200

Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$5,291,706	$-	$12,511,381

Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations – see Note A	$-	$-	$2,969,000

Issuance of common stock in lieu of cash payment of registration penalties	$652,625	$-	$652,625

Deferred compensation - restricted stock	$831,500	$-	$831,500

Common stock issued for stock in Products Benefits Systems Corporation - see Note D	$84,000	$-	$84,000

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

Basis of Presentation

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. The accompanying financial statements and the notes thereto should be read in conjunction with our audited financial statements as of September 30, 2005 and for the periods ended September 30, 2005 and 2004 included in our Form 10-KSB filing.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. At June 30, 2006, we believe all of our long-lived assets are recoverable.

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

Equity Issued with Registration Rights

In connection with sales of our common stock during the fiscal year ended September 30, 2005, we granted certain registration rights that provide for liquidated damages in the event we fail to timely register the common stock for re-sale or maintain the effectiveness of that registration. Although the common stock does not provide for net-cash settlement, the existence of liquidated damages provides for a defacto net-cash settlement option. As a result, a portion of the common stock proceeds is included as a derivative financial instrument liability in the accompanying consolidated balance sheet until such time as the conditions are eliminated. The liability is remeasured at fair value as of each balance sheet date. At the time the required registration statement became effective on June 15, 2006, the amount payable up to that date of approximately $206,000 was re-classified to Accrued Registration Rights Penalties payable and the portion of the estimated liability for future periods of approximately $725,000, no longer payable as a result of effectiveness, was re-classified to equity. The remaining liability at June 30, 2006 of $232,787 (see Note G) relates to the estimated fair value of our liability related to our obligation to maintain the effectiveness of the registration.

Convertible Debt and Warrants Issued with Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements that generally require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants.

The agreements usually require us to pay penalties for any time delay in filing the required registration statements, or in the registration statements becoming effective, beyond dates specified in the agreement, or maintaining effectiveness or maintaining a listing of our common stock. These penalties are usually expressed as a fixed percentage, per month, of the original amount we received on issuance of the debt or preferred stock, common shares, options or warrants. We account for these penalties as a contingent liability and not as a derivative instrument. Accordingly, we recognize the penalties when it becomes probable that they will be incurred. Any penalties are expensed over the period to which they relate.

Derivative Financial Instrument Liabilities

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date and/or maintain effectiveness and/or maintain a listing of the common stock. These potential cash penalties may require us to account for the conversion option of the debt instruments or the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to operations. For warrant-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. For convertible debt, the embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives. For forward-based derivative instruments, we estimate fair value as the present value of estimated future cash flows using a multiple probability-weighted outcome approach.

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

Stock - Based Compensation

Prior to January 1, 2006, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) to account for our stock based compensation arrangements. It amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by SFAS No. 123 and amended by SFAS No. 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we began applying Financial Accounting Standards Board Statement Number 123 (“FAS 123 (R)”), “Share-Based Payments” to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We are required to apply FAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effect of adopting this statement was to increase our net loss by approximately $693,000 during the six months ended June 30, 2006.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

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

	As Originally Reported Three Months ended June 30, 2005	As Restated Three Months ended June 30, 2005	As Originally Reported Nine Months ended June 30, 2005	As Restated Nine Months ended June 30, 2005
Stock- based compensation and consulting fees	$92,417	$168,000	$270,934	$1,120,833
Net loss	$(1,011,767)	$(1,087,350)	$(3,000,666)	$(3,850,565)
Net loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.08)

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

Consultant Options

In addition to the above, we have granted 2,525,000 options to consultants as consideration for various services. As previously discussed, compensation for non-employee stock-based awards are recorded in accordance with FASB Interpretation No. 28. The fair value is computed using similar assumptions as used for employee grant under SFAS 123R. During the period ended June 30, 2006, one of our consultants surrendered a total of 628,840 forfeited options for 400,000 shares. As of June 30, 2006, there were 1,476,160 options outstanding and fully vested that have an exercise price of $0.20. Compensation of $0 and $178,517 related to these options has been included in the operating expenses for the three and nine months ended June 30, 2006. Compensation of $168,000 and $1,120,833 related to these options has been included in the operating expenses for the three and nine months ended June 30, 2005.

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

•

In July 2005, we completed the private placement of an aggregate of 12,362,500 of shares of common stock to certain accredited investors in an offering, agreed to on June 17, 2005, made pursuant to Rule 506 of Regulation D. The aggregate purchase price was $4,945,000 cash. The purchasers paid $0.40 per share and also received a two year warrant to purchase one (1) share of common stock for $0.60 per share for each share of common stock purchased (however, as mentioned at Note C, this price was decreased and all such warrants have been exercised as of June 30, 2006)

We agreed to register the shares and the shares underlying the warrants, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and warrants. Because we were not successful in registering the shares in the time frame we agreed on, we have recognized cumulative penalties of approximately $494,200 through June 30, 2006 of which approximately $142,300 was recognized as expense during the quarter ended June 30, 2006.

In March 2006 we issued 790,625 unregistered shares of our common stock in settlement of $158,125 in accrued penalties for the common stock sold by us in December 2004. The agreement to issue these shares stipulated that penalties related to this issuance of stock will no longer accrue after February 17, 2006. In connection with the settlement, Patrick Boyd, our attorney and an investor in this offering waived penalties accruing to him of $5,750.

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

NOTE F – COVERTIBLE PROMISSORY NOTE

On April 27th, 2006, we entered into a Convertible Promissory Note for $1,050,000 to provide interim funding until we could complete our next longer-term funding. The Convertible Note was initially due on the earlier of five days after a qualified financing or the three month anniversary of the loan, however such maturity date was subsequently extended until February 2, 2007. The note accrued interest at the rate of 9% per annum, was convertible into our common stock and contained 100% warrant coverage (4,269,000 shares). Both the conversion price of the Note and the exercise price of the warrants were assumed to be equal to the price paid for our shares in the subsequent qualified financing which occurred in August 2006 (see Note I), which was $0.25.

Because the Convertible Note is not considered to be ‘conventional convertible debt’ as that term is used in EITF 00-19, the embedded conversion option is subject to the requirements of EITF Issue 00-19. In accordance with SFAS 133 and EITF 00-19, the conversion feature represents an embedded derivative which was initially valued at $274,400 (see Note G for the values at the end of the period). This embedded derivative is valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and conversion/redemption privileges) that are necessary to value these complex derivatives.

Assumptions included exercise estimates/behaviors and the following other significant estimates:

Exercise price	$0.25
Expected volatility	ranging from 111.4% - 138.3%
Risk free interest rate	ranging from 4.98% to 5.23%
Market rate of interest	8.45%
Credit risk yield	ranging from 107.69% - 160.17%

In addition to the embedded derivative, we also issued warrants whose net share settlement is not within our control and are thus carried as derivative liabilities, initially valued at $1,233,836 (see Note G for the values at the end of the period). We use the Black-Scholes option pricing model to value these warrant derivative liabilities because that model embodies all of the assumptions necessary to fair value these instruments. In valuing the warrants issued during the quarter ended June 30, 2006, we used the market price of our common stock on the date of issue, the expected volatility of our common stock over the life of the warrants, estimated based on our historical market price over the preceding five years ended April 25, 2006 (135.79%), a risk-free rate of return of 4.98%, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants. The warrants can be exercised by the holder at any time.

The proceeds were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Note. There were no remaining proceeds to be allocated to the Convertible Note, resulting in an immediate expense for derivative instruments of $458,236 and the Note being recorded at an initial carrying value of zero. The discount from the face amount of the Note is being accreted to interest expense using the effective interest method over the life of the Note. At June 30, 2006, the carrying balance of the note was as follows:

Face amount of note	$1,050,000
Less unamortized discount	(857,261)

Balance	$192,739

NOTE G – DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

Derivative financial instruments consist of the following at June 30, 2006:

Fair value of 4,269,000 common stock warrants issued April 27, 2006	$1,579,530
Bifurcated embedded conversion option of Convertible Note issued April 27, 2006	443,976
Cash settlement of registration rights related to maintaining effectiveness of registration of common stock issued in June 2005	232,787
Total derivative financial instrument liabilities	$2,256,293

We carry warrants where net share settlement is not within our control as derivative liabilities. We use the Black-Scholes option pricing model to value these derivative liabilities because that model embodies all of the assumptions necessary to fair value these instruments. In valuing the warrants at June 30, 2006, we used the market price of our common stock on that date, the expected volatility of our common stock over the remaining life of the warrants, estimated based on its historical market price during the preceding five years (135.79%), a risk-free rate of return of 4.98%, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants. The warrants can be exercised by the holder at any time.

Derivative loss for the nine months ended June 30, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value (in addition to the initial allocation, above) amounted to $794,530 as further detailed below.

Private Placement of Common Stock in December 2004 and July 2005

Effective June 17, 2005, in connection with a private placement of common stock, we issued 12,362,600 common stock warrants with an exercise price of $0.60 per share, expiring on June 16, 2007. Because net-share settlement of these warrants was not within our control, the initial fair value of these warrants of $3,461,500 was recorded as a derivative instrument liability As described in Note C, to induce exercise of these warrants, we subsequently reduced the strike prices of these warrants and at June 30, 2006, all warrants had been exercised. The activity in this liability account was as follows:

Fair value of common stock warrants at inception	$3,461,500
Change in fair value recognized through dates of exercise	1,302,850
Fair value of common stock warrants exercised and credited to paid in capital	(4,764,350)
Fair value of common stock warrants issued June 17, 2005 at June 30, 2006	$-

Summary of Changes in Derivative Instrument Liabilities

The total loss from derivative instrument liabilities for the three and nine months ended June 30, 2006 was as follows:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Gain from change in fair value of common stock warrants issued June 17, 2005	$(8,700)	$(275,811)
Loss from change in cash settlement value of registration rights related to common stock issued June 17, 2005	32,797	96,835
Initial charge related to Convertible Note and Warrants issued April 25, 2006	458,236	458,236
Loss from change to June 30, 2006 in fair value of common stock warrants issued April 25, 2006	345,694	345,694
Loss from change to June 30, 2006 in fair value of embedded conversion option of Convertible Note issued April 25, 2006	169,576	169,576
Total	$997,603	$794,530

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

We seek damages in an amount to be determined and equitable relief. SCN seeks damages including approximately $29,000 plus lost profits alleged to be approximately $250,000 and equitable relief. SCN has also presented us with an invoice for cards (of which 20% are alleged defective by us and 80% have never been printed or delivered) in excess of approximately $500,000 and has made a reference to damages in the event we interfere with its other relationships. We deny all of SCN’s claims and do not believe the resolution of this matter will have a material adverse effect on our financial statements.

The parties are in the process of working through the particulars of a settlement agreement. In the meantime, the arbitration has been abated. If the matter is not resolved pursuant to the settlement referenced below, then we may further amend our claims to include non payment of fees and other causes of action.

Purchase Agreement and Consulting Agreement Dispute

We are involved in litigation with MTEL Communications and Michael Vasquez. The dispute involves an agreement to purchase assets and consulting agreement all related to the International Phone Card business. The dispute also involves the lease of office space under a space sharing agreement. It is early in the litigation process, and accordingly the resolution of this matter cannot be determined at this time, however we do not anticipate that any loss will result from this matter.

Dispute with Current Employees' Former Employer

We are involved in litigation against the employer of some current and former employees of our company for breach of certain restrictive covenants with their prior employer. Currently, we are early in the litigation process but we do not anticipate any loss will result from this matter.

Other

In addition, we are involved in other legal proceedings in the normal course of business. We do not believe that the resolution of such matters will have a significant, adverse impact on our financial position and/or results of operations.

NOTE I – OTHER SUBSEQUENT EVENTS

Recent Financing

On August 2, 2006, we entered into a series of Senior Secured Convertible Promissory Notes and Common Stock Purchase Warrants (collectively the “Interim Financing”) for up to $3,000,000 of funding. The Interim Financing is due on the earlier five days after a qualified financing (as defined) or the six month anniversary of the loan (February 2, 2007). The note accrues interest at the rate of 9% per annum, is convertible into our common stock at the same terms of our next qualified financing and contains 100% warrant coverage. The lenders received one (1) warrant to purchase four (4) shares of common stock for $0.25 per share for each dollar loaned, and the warrants contain a cashless exercise feature as well. The holder may elect to convert all or part of the outstanding principal and interest after the closing of the qualified financing, no later than five days, at the same price as the offering.

In addition, as of August 11, 2006, we have received $2.9 million of funding under this Interim Financing. In addition, the Convertible Promissory Note outstanding at June 30, 2006 of approximately $1.1 million which expired on August 4, 2006, converted into and became a part of the Interim Financing, and accordingly as of the date of the filing of this 10-QSB, we have total Interim Financing outstanding of approximately $4.0 million. If this Interim Financing is not paid prior to its maturity on February 2, 2007, then it shall become secured by all of our assets and the holder may convert his outstanding principal and interest to common stock at a price equal to five cents a share. In addition, failure to satisfy the indebtedness may subject us to other penalties.

In addition, the Interim Financing requires us to (i) hire a new Chief Executive Officer and Chief Financial Officer; (ii) remove our President from our board (Mr. Jensen tendered such resignation effective August 21, 1006); and (iii) provide the lender a seat on our Board. Pursuant to such matter, we are currently negotiating with candidates for our Chief Executive Officer and Chief Financial Officer, respectively. In the meantime, we have executed consulting agreements with Mr. Welch and Mr. Springer through which we are in discussion and negotiation about them joining us. We are unsure as to whether Mr. Welch and/or Mr. Springer will join us as Chief Executive Officer and Chief Financial Officer, respectively. While we have not finalized any terms of compensation arrangements for these officers, we anticipate that the annual compensation cost to us for these officers will approximate $400,000 and that they will also receive other customary and normal bonuses, benefits and stock options consistent with their positions.

Our Board of Directors accepted this funding only after we expended significant efforts in obtaining other funding as discussed below. With respect to such matter, we previously engaged a placement firm to find accredited investors that were willing and able to invest in a proposed private placement in the United States for up to $6,000,000 of our securities. During April 2006, we received a written term sheet from our placement firm and one of the funds it works with. In order to close on the funding under the term sheet, we were required to (a) provide a signed agreement between Morgan Beaumont, Inc. and Discover Financial Services, LLC, and (b) have an effective registration statement. We relied upon the terms under the term sheet and the above conditions and obtained the interim financing discussed above and in Note G in April 2006. Among other things, the interim financing provided funds to pay fees charged by the placement firm, and was to sustain our operations until permanent financing was received.

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

Currently, we are exploring options regarding our telecommunications switching equipment and related product lines. As we have successfully completed our brand awareness through the pre-paid phone card product line, we ceased offering the prepaid phone card products during the 3rd Quarter of 2006. We expect to determine the best option for our telecommunications switching equipment and related product lines by September 30, 2006.

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

Cost of Revenue

Total costs of revenue for the quarters ended June 30, 2006 and 2005 were $988,000 and $382,000, respectively. Costs of revenue in the quarter ended June 30, 2006 included $432,000 wholesale domestic and international telecommunications costs, $395,000 in domestic and international prepaid calling cards costs, $50,000 in routers costs, $1,000 in stored value cards costs, $106,000 in other costs and transaction fees, and $4,000 in freight costs. In the quarter ended June 30, 2005 costs of revenue included $189,000 wholesale domestic and international telecommunications costs, $41,000 in domestic and international prepaid calling cards costs, $102,000 in stored value cards costs, $14,000 in other costs and transaction fees, and $26,000 in freight costs. We also reserved as obsolete, inventory related to our dispute with SCN of $10,000 in the quarter ended March 31, 2005.

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

Other Operating Expenses

Other operating expenses for the three and nine months ended June 30, 2006 were $2,903,000 and $6,909,000, respectively as compared to $1,188,000 and $4,116,000 for the respective periods of the preceding fiscal year. Our activity in preparing additional products for release, adding and implanting POPS, certifying our network with MasterCard, VISA and the Discover Network, as well as expenses resulting from increased sales activity were the primary causes of the increase in operating expenses. Additionally, the expense of the reporting process, and in particular the attempts at registration of securities issued in private sales of our stock, as well as costs incurred for litigation type matters, caused increases in legal and accounting expenses.

Other operating expenses include the following:

Stock based compensation and consulting fees of $1,069,000 and $168,000 were expensed for the quarters ended June 30, 2006 and 2005, respectively, and $1,319,200 and $1,121,000 were expensed for the nine months ended June 30, 2006 and 2005, respectively. The significant amount of stock based compensation during the nine months ended June 30, 2006 and 2005 resulted primarily from various consulting arrangements we entered into when we did not have the cash to compensate such consultants.

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

Other professional and consulting fees incurred in the quarters ended June 30, 2006 and 2005 were $432,000 and $223,000, respectively, and such costs $1,506,000 and $679,000 during the respective nine month periods ended June 30, 2006 and 2005. The increase in other professional fees is primarily attributable to legal fees associated with the filing of our Registration Statement (SB2) which became effective on June 14, 2006, our licensing and compliance efforts along with our currently active litigation and the costs of reporting

Selling and marketing expenses incurred in the quarters ended June 30, 2006 and 2005 were $67,000 and $11,000, respectfully, and $184,000 and $72,000 during the nine months ended June 30, 2006 and 2005. These increases are primarily related to the increases in commissions and promotions such as trade shows and card demos.

Occupancy and equipment expenses incurred in the quarters ended June 30, 2006 and 2005 were $223,000 and $148,000, respectively, and $676,000 and $245,000 during the nine months ended

June 30, 2006 and 2005. These increases are primarily related to the increase in depreciation and amortization and because we significantly increased the amount of space we lease to support our growth. Depreciation and amortization increased $242,000 from $75,000 for the nine months ended June 30, 2005, to $317,000 for the same period in 2006. Rent increased $188,000 from $75,000 for the nine months ended June 30, 2005, to $263,000 for the same period in 2006.

Other expenses incurred in the quarters ended June 30, 2006 and 2005 were $125,000 and $59,000, respectively, and $572,000 and $124,000 during the nine months ended June 30, 2006 and 2005. Other expenses include primarily bad debt, office supplies and miscellaneous expenses. These increases are primarily related to the increase in bad debts. Bad debt increased $269,000 from $24,000 for the nine months ended June 30, 2005 to $293,000 for the same period in 2006.

Other Income (Expense)

Gain (loss) on Derivative Financial Instruments:

We recognized a loss on derivative financial instruments of $997,603 for the quarter ended June 30, 2006, and a loss on such instruments of $794,530 for the nine months ended June 30, 2006. This loss and gain arose from adjustments to record our derivative financial instruments at fair values in accordance with current accounting standards. Our derivative financial instruments arose in connection with the sale of certain equity instruments and convertible promissory note financing. Otherwise, we generally do not use derivative financial instruments for other purposes, such as hedging cash-flow or fair-value risks. During the year ended September 30, 2005, we issued common stock and freestanding warrants in connection with our financing activities. Although the terms of the financings do not provide for net-cash settlement, we afforded the holders registration rights that included liquidating damages provisions. In these circumstances, physical or net-share settlement of the warrant is presumed not to be within our control and, accordingly, we are required to account for these freestanding warrants as derivative financial instrument liabilities, rather than as equity. In addition, because filing registration statements, achieving and maintaining effectiveness thereof, and maintaining the listing of our common stock are also presumed not to be within our control, we are required to carry the estimated settlement value of the registration rights (resulting from the liquidating damages feature) as a derivative liability.

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

Other income (expense):

Other income (expense) also includes various registration rights penalties of $142,277 and $494,249 during the respective three and nine months ended June 30, 2006. Penalties accrued at the rate of approximately $103,000 per month until June 2006 when we successfully registered the shares and warrants purchased by various accredited investors in December 2004 and June 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2006, we generated cash from financing activities of $13,191,000. This amount arose primarily from sales of our common stock and collections under a note receivable from a stockholder that was acquired at the time of the Pan American merger discussed above. We have used a significant portion of this capital to fund cash outflows for operating and investing activities of $11,768,000 and $1,341,000, respectively, as of June 30, 2006. On June 30, 2006, we had cash on hand of $81,000. Because of this, as discussed below, we have been actively involved in raising capital to address our operating commitments, working capital requirements and equity needs.

Recent Financing

On August 2, 2006, we entered into a series of Senior Secured Convertible Promissory Notes and Common Stock Purchase Warrants (collectively the “Interim Financing”) for up to $3,000,000 of funding. The Interim Financing is due on the earlier five days after a qualified financing (as defined) or the six month anniversary of the loan (February 2, 2007). The note accrues interest at the rate of 9% per annum, is convertible into our common stock at the same terms of our next qualified financing and contains 100% warrant coverage. The lenders received one (1) warrant to purchase four (4) shares of common stock for $0.25 per share for each dollar loaned, and the warrants contain a cashless exercise feature as well. The holder may elect to convert all or part of the outstanding principal and interest after the closing of the qualified financing, no later than five days, at the same price as the offering.

In addition, as of August 11, 2006, we have received $2.9 million of funding under this Interim Financing. In addition, the Convertible Promissory Note outstanding at June 30, 2006 of approximately $1.1 million which expired on August 4, 2006, converted into and became a part of the Interim Financing, and accordingly as of the date of the filing of this 10-QSB, we have total Interim Financing outstanding of approximately $4.0 million. If this Interim Financing is not paid prior to its maturity on February 2, 2007, then it shall become secured by all of our assets and the holder may convert his outstanding principal and interest to common stock at a price equal to $.05 per share. In addition, failure to satisfy the indebtedness may subject us to other penalties.

In addition, the Interim Financing requires us to (i) hire a new Chief Executive Officer and Chief Financial Officer; (ii) remove our President from our board (Mr. Jensen tendered such resignation effective August 21, 1006); and (iii) provide the lender a seat on our Board. Pursuant to such matter, we are currently negotiating with candidates for our Chief Executive Officer and Chief Financial Officer, respectively. In the meantime, we have executed consulting agreements with Mr. Welch and Mr. Springer through which we are in discussion and negotiation about them joining us. We are unsure as to whether Mr. Welch and/or Mr. Springer will join us as Chief Executive Officer and Chief Financial Officer, respectively. While we have not finalized any terms of compensation arrangements for these officers, we anticipate that the annual compensation cost to us for these officers will approximate $400,000 and that they will also receive other customary and normal bonuses, benefits and stock options consistent with their positions.

Our Board of Directors accepted this funding only after we expended significant efforts in obtaining other funding as discussed below. With respect to such matter, we previously engaged a placement firm to find accredited investors that were willing and able to invest in a proposed private placement in the United States for up to $6,000,000 of our securities. During April 2006, we received a written term sheet from our placement firm and one of the funds it works with. In order to close on the funding under the term sheet, we were required to (a) provide a signed agreement between Morgan Beaumont, Inc. and Discover Financial Services, LLC, and (b) have an effective registration statement. We relied upon the terms under the term sheet and the above conditions and obtained the interim financing discussed above and in Note G in April 2006. Among other things, the interim financing provided funds to pay fees charged by the placement firm, and was to sustain our operations until permanent financing was received.

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

We estimate that our cash resources as of the date of the filing of this 10-QSB are sufficient to meet our operating commitments for the next four months; accordingly, we will require additional debt or equity financing to continue as a going concern.

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

During the quarter ended June 30, 2006, our chief financial officer resigned and we engaged an interim chief financial officer until such time that we hire a permanent chief financial officer.

During the quarter ended June 30, 2006, we erroneously filed our 10-QSB for the quarterly period ended June 30, 2006 without auditor review. We are currently putting into place control procedures to ensure this error does not occur in the future.

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

Pursuant to that agreement, we borrowed $500,000 on April 27, 2006, an additional $150,000 on May 28, 2006, an additional amount of $200,000 on June 12, 2006, an additional $200,000 on June 28, 2006. The total amount borrowed as of June 30, 2006 is $1,050,000 which is due on July 24th. We obtained an extension to secure continued financing.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 23, 2006 we filed Form 8K, Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Report, which read as follows:

On August 22, 2006, we filed our quarterly report on Form 10-QSB, for the period ended June 30, 2006, with the SEC. We concluded on August 22, 2006 that June 30, 2006 financials statements attached thereto covering that quarterly and nine month period should not be relied upon because of an error in such financial statements as addressed in Accounting Principles Board Opinion No. 20, relating to our reporting of the derivative financial instruments made on the Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis or Plan of Operations included in our 10-QSB. At the time of filing on August 22, 2006, our Chief Financial Officer had not approved the filing and our accountants had not completed their review of the June 30, 2006 financials statements. We intend to file our amendment to this 10-QSB with the SEC on August 23, 2006.

The audit committee discussed with the independent accountant the subject matter giving rise to the notice.

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

Resignation Of President from the Board of Directors

On August 21, 2006, Erik Jensen tendered his resignation as a member of our Board of Directors effective immediately. Mr. Jensen’s resignation resulted from various requirements of our interim financing. Mr Jensen remains as our President.

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

Significant Consulting Agreements / Employment Contracts Related to Senior Secured Convertible Promissory Notes

Pursuant to discussions with the Holders of the Senior Secured Convertible Promissory Notes, we are currently negotiating the terms with candidates as our Chief Executive Officer and Chief Financial Officer, respectively. In the meantime, we have executed a consulting agreement with Mr. Jerry Welch and Mr. Raymond Springer, which expire on or before August 31st 2006 , and continue negotiations with each of them about joining our company in Executive positions. We are unsure as to whether Mr. Welch and/or Mr. Springer will join us as Chief Executive Officer and Chief Financial Officer, respectively.

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

MORGAN BEAUMONT, INC.

Date: August 23, 2006	By:	/s/ Clifford Wildes

Clifford Wildes, Chief Executive Officer, Treasurer and Director

MORGAN BEAUMONT, INC.

Date: August 23, 2006	By:	/s/ Alec Brophy

Alec Brophy, Chief Financial Officer