Form 10KSB
nFinanSe Inc.
filed 2006-12-29
CIK 1120792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-33389

nFinanSe Inc.

(Name of small business issuer in its charter)

Nevada	65-1071956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6015 31st Street East,
Bradenton, Florida	34203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (941) 753-2875

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: 200,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for our fiscal year ending September 30, 2006 were $77,833.

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 28, 2006, was $5,371,202.

The number of shares of the issuer’s Common Stock outstanding as of December 28, 2006 is 3,829,028.

Documents Incorporated By Reference: As stated in Part III of this annual report, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report are incorporated herein by reference.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS………………………		1
PART I………………………………………………………………………………………………		2
Item 1.	Description of Business…………………………………………………………	2
Item 2.	Description of Property…………………………………………………….……	14
Item 3.	Legal Proceedings………………………………………………………….……	14
Item 4.	Submission of Matters to a Vote of Security Holders…………………….…….	14
PART II……………………………………………………………………………………………...		15
Item 5.	Market for Our Common Equity and Related Stockholder Matters…………….	15
Item 6.	Management’s Discussion and Analysis or Plan of Operation………………….	17
Item 7.	Financial Statements…………………………………………………………….	30
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure……………………………………………………………………….	30
Item 8A.	Controls and Procedures………………………………………………………...	30
Item 8B.	Other Information……………………………………………………………….	30
PART III…………………………………………………………………………………………….		31
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act……………	31
Item 10.	Executive Compensation………………………………………………………..	31
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters………………………………………………….	31
Item 12.	Certain Relationships and Related Transactions, and Director Independence….	31
Item 13.	Exhibits………………………………………………………………………….	32
Item 14.	Principal Accounting Fees and Services………………………………………..	33
Consolidated Financial Statements.............................................................................................................................		F-1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design and market our products;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	our ability to attract the qualified personnel to implement our growth strategies,
•	our ability to develop sales and distribution capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	changes in our business plan and corporate strategies; and
•
other risks and uncertainties discussed in greater detail in this annual report, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis or Plan of Operation.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission, or the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

As used in this annual report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

PART I

Item 1. Description of Business.

COMPANY OVERVIEW

nFinanSe Inc., formerly Morgan Beaumont, Inc., or Morgan Beaumont, is a provider of stored value cards, or SVCs, and prepaid card solutions for a wide variety of markets. Our products and services are aimed at capitalizing on the growing demand for stored value and re-loadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

During the fourth quarter of fiscal 2006, we reorganized our management team and repositioned our core business focus. On September 6, 2006, Jerry R. Welch joined the Company as its Chief Executive Officer and Raymond P. Springer joined the Company as its Chief Financial Officer. As part of our repositioning, we proposed to change our corporate name to nFinanSe Inc. We believe the new name will increase awareness that we are a company in the financial services arena and will enable us to begin to create a unique and distinctive brand with consumers. On November 15, 2006, we received approval at a special meeting of stockholders to change our name to nFinanSe Inc. In addition, stockholders authorized the following proposals: (i) authorizing a reverse stock split which will take place at such time as our board of directors determine; (ii) increasing the number of authorized shares of common stock; (iii) approving the creation of blank check preferred stock; and (iv) changing our fiscal year end to the Saturday closest to December 31 of each year.

Further, we are in the process of (i) exiting the phone card and telecom marketplace; (ii) adding experienced industry executives to our management and sales/marketing teams; (iii) engaging new professional services providers to prepare us for growth; and (iv) reorganizing our operations to properly address our go-to-market strategy.

We operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards and promotional/incentive cards; and (ii) the nFinanSe Network, which is a network of load locations for stored value and prepaid cards.

COMPANY BACKGROUND

We were founded on July 10, 2000 and began developing a technology platform focused on selling debit cards to individuals without bank accounts or who maintain limited funds in their bank accounts, those individuals are referred to by us as the unbanked and underbanked Typically, the unbanked and underbanked market is comprised of sub-prime, credit “challenged” consumers. We identified that a major barrier to the acceptance and use of debit cards was the ability to load additional funds on the debit card. To address this issue, we shifted focus in 2003 toward enhancing our network, the SIRE Network, now known as the nFinanSe Network, to enable customers to load funds directly onto their prepaid SVCs.
In August 2004, our predecessor company, Morgan Beaumont, completed a reverse merger and recapitalization with a publicly traded company, Pan American Energy Corp., whereby Pan American Energy Corp. remained as the surviving entity, changed its name to Morgan Beaumont, Inc., and adopted the business plans and strategies of Morgan Beaumont. On November 22, 2006, we changed our name from Morgan Beaumont, Inc. to nFinanSe Inc.

In May 2005, we commenced selling traditional prepaid phone cards in order to develop brand recognition within the sub-prime customer market. During the quarter ended September 30, 2006, we decided to discontinue the low-margin prepaid phone card business and focus strictly on selling SVCs and expanding our load network described below.

During fiscal 2006, we added Western Union and MoneyGram to our fund loading network and signed an agreement with Discover® Financial Services, LLC, whereby we became a preferred issuer of Discover® Network branded SVCs.

COMPANY’S PRODUCTS AND SERVICES

nFinanSe Card Division

The nFinanSe Card Division, or the Card Division, issues gift, reward and multipurpose, open-loop, reloadable SVCs. These SVCs are sold directly to consumers through a network of retail locations. The Card Division also issues payroll and promotion/incentive SVCs directly to companies. These SVCs are sold to corporate issuers by our sales team and through a number of strategic partners.

Card Product	Description	Uses	Benefits
General Purpose Reloadable SVCs	This is a prepaid SVC primarily for the unbanked that is reloadable at nFinanSe locations nationwide and is sold at selected retail locations through our distributors.	Underbanked/unbanked consumers can use the SVCs at ATM’s and to make purchases.	Security, convenience, lower cost than check cashing and money orders.
Payroll SVCs	This is a prepaid SVC for the loading of an employee’s payroll. The SVC is reloadable through the web, from the client’s payroll department or via direct deposit payroll.	Payroll distribution targeting companies with a large population of employees that receive checks, or are underbanked/unbanked employees.	Lowers cost of payroll by eliminating costly checks and processing/replacement issues.
Gift SVCs (Open Network)	Typically, branded SVCs denominated for a set value, but may be loaded with a variable amount.	Typically a retail product sold at stores, banks or other locations.	Consumers can buy what they want and the SVC can be used at thousands of retailers nationwide.
Reward SVCs (Open or closed)	Set denominated Discover® Network branded SVCs that may also be loaded with a variable amount.	Used by companies as an incentive for reward programs, sales contests and commissions.	Rewards are immediate and cardholders are able to buy what they want.

We have a strategic relationship with Discover® Network whereby we are a preferred issuer of Discover® Network branded SVCs. We believe that Discover® Network SVCs offer significant advantages over other branded SVCs sold in the United States. Because Discover® Network does not require the use of issuing banks, it is able to offer consumers the most feature-advantaged, cost-effective SVC in the marketplace. Because Discover® Network SVCs can be used everywhere Discover® Network cards are accepted, they provide nationwide reach and 24/7 coverage. These SVCs also offer the advantages of immediate issuance, remaining balance reporting and real-time authorization. We believe that most non-Discover cards cannot provide these services.

Additionally, we believe that there is a tremendous growth opportunity in offering Discover® Network branded customer loyalty/employee incentive reward cards. These cards are offered by companies to replace coupons, rebates, merchandise and other customer loyalty programs. They can also be used to give employees bonuses or benefits without having to utilize checks. These programs are customizable and can be modified by a consumer company on an as needed basis. We believe that our ability to provide 24/7 customer service, ease of card loading and servicing, flexibility to offer an open or closed loop solution and a redundant secure network, coupled with Discover® Network’s brand recognition and market penetration, make our programs quite attractive to offering companies.

nFinanSe Network

We have developed and are currently deploying our nFinanSe Network, which connects with load locations and multiple SVC processors. As of September 30, 2006, we had approximately 80,000 nFinanSe Network locations consisting primarily of Western Union and MoneyGram locations. By offering the integrated “back office” capabilities of SVC issuance, our value load platform technology, and a large number of cash load locations on our nFinanSe Network, we believe our business is becoming an end-to-end SVC solutions provider in the financial services industry.

We believe that the nFinanSe Network is the largest universal load platform that has the capability to accept any card from any consumer anywhere, regardless of the processor or issuing bank. The nFinanSe Network provides a national presence and a technology platform that potentially revolutionizes the prepaid card market. We are able to add locations to our nFinanSe Network through a remote software deployment, which is downloaded to supporting terminals and integrated to the retailer’s transaction processor’s datacenter. We believe that our nFinanSe Network is the only open network available which is cost-effectively scalable. We believe the nFinanSe Network is also compliant with Federal and state legal requirements (including the Patriot Act). Currently, the nFinanSe Network enables us to issue and service our own general spend SVCs while directly controlling all aspects of the cardholder experience such as customer service and WEB portal access. We believe that as our SVCs are sold at more locations, there will be more endpoints connected to the nFinanSe Network. This should enable SVC holders to reload at many sites, increasing customer satisfaction, reducing churn and increasing card usage. This makes the nFinanSe Network one of our key strategic assets.

nFinanSe Network Locations as of September 30, 2006 (approximate)

In Person Payment	3,000
Western Union	49,000
Bank of America	6,000
MoneyGram	20,000

IMPORTANT RELATIONSHIPS

Our current and intended operations involve us working with some of the following business partners to sell SVCs and services. Each of these relationships plays a different role.

•
Discover® Network. On May 9, 2006, we entered into a Stored Value Card Issuer Agreement with Discover Financial Services LLC, which permits us to offer SVCs with the Discover hologram to prospective cardholders through various channels approved by Discover® Network. This agreement has a three-year term and renews annually thereafter. We pay Discover certain program, authorization and settlement fees and Discover pays us interchange revenue earned on sales transactions from cards that we issue. Although we have some legacy relationships with other card agencies, we are focused primarily on selling Discover® Network -branded SVCs on a go-forward basis.

•
Palm Desert National Bank. When we determined that the best way to meet the needs of our business plan involved selecting a nationally chartered bank sponsor, Discover® Network recommended Palm Desert National Bank, or PDNB. We will use PDNB as our sponsoring bank for issuing payroll cards and reloadable general spend cards. The benefits of using a nationally chartered bank are integral in meeting certain regulatory and licensing requirements applicable to SVCs.

•
Metavante Corporation. Discover® Network requires that we engage an approved processor so that all of the consumer transactions are tracked and debits/credits to the consumer SVC accounts are properly adjusted. We chose Metavante Corporation to act as the processor. Metavante has all necessary regulatory and banking approvals to conduct transactions from POS terminals and banks to apply credits and debits to the consumer cards. Metavante has a schedule of fees for services provided to us and to the SVC holder. Those fees associated with SVC holder activity are typically passed on to the consumer, usually through a service-related price mark-up.

•
Distribution Partners. Our current retail go-to-market strategy is to use pre-paid phone card distributors who wish to add additional products to their line. We ship SVCs to these distributors on a consignment basis. The distributor then moves the SVCs to their contracted retail locations. When the SVC is sold at retail, the retailer activates the SVC by swiping it through a POS terminal. At various agreed upon times, our wholesale fees and the face amount of Gift Cards and the load amount of the Reloadable General Spend Cards are paid through an ACH debit from the Distributor. There are some fees collected from the consumer (the monthly maintenance is the most common), for which we will pay the distributor a commission.

•
Third-Party Load Locations. We have important relationships with Western Union and MoneyGram that allow them to load nFinanSe Network reloadable SVCs. These relationships greatly expand our load network and give us what we believe to be a competitive advantage in reloadable SVCs. Not only can we load nFinanSe Discover® Network -branded SVCs at these locations, but our network has the functionality to load pre-authorized third-party-issued cards as well.

LICENSING REQUIREMENTS

We have obtained a National Association of Securities Dealer, or NASD, Federal Money Services Business License, or a FMS License, which is required by some states. Additionally, due to the nature of the business we conduct, we believe many states require card issuers of reloadable general spend cards to obtain a money transmitter license to sell or service the card product in that particular state. Due to the changing regulatory situation, it is possible that a state in which we are doing business that does not currently require a license may change its laws, rules, regulations or interpretations thereof and require that we obtain a license. We have no ability to predict future license requirements, or the period of time to obtain such additional licenses. To date, we have not obtained any state licenses. As an alternative, we have chosen to issue reloadable general SVCs through a sponsoring national bank whereby the bank acts as the card and value issuer. In the event that we decide to issue SVCs without the support of a sponsoring national bank, or if we decide to issue the value, we will continue the process of filing appropriate state license applications, as appropriate.

COMPETITION

The markets for financial products and services, including SVCs and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services. Certain segments of the financial services industry tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and SVC solutions. In addition to competition from other companies, we face competition from the in-house technology departments of existing and potential clients who may develop their own product offerings.

We believe our competitive advantages are:

•	the attributes of the Discover® Network -branded card;

•	the size and breadth of our load network;

•	the industry experience of our sales force; and

•	the price of our SVCs and services.

PROPRIETARY RIGHTS

We have not patented or trademarked any of our products or technology through the U.S. Patent and Trademark Office, nor have we copyrighted any of our products or technology through the U.S. Copyright Office. We have filed trademark applications for the name nFinanSe Inc. and our logo and nFinanSe Network and logo. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

Our management believes that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that we have licensed the proprietary rights required to conduct our business from third parties.

Our proprietary intellectual property consists of:

•	interactive voice response software, to provide access to information in a database using a telephone;

•	customer relationship management software, for use in customer service applications that require tightly integrated and customizable interaction; and

•	application server and web server software, to provide the business logistics necessary for proper data transmission of all transactions.

We believe that the majority of our proprietary software is protected by common law copyright.

EMPLOYEES

As of September 30, 2006, we had 29 full time employees, of which 5 are officers and executives; 4 are engaged in sales; 4 are engaged in marketing; 4 are engaged in technology research and development; 2 are engaged in customer service; 8 are engaged in operations and 2 are engaged in finance. None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

RISK FACTORS

In addition to the other information included in this annual report, the following factors should be carefully considered in evaluating our business, financial position and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or future prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we have projected. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also materially adversely affect our business, financial position or future prospects.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

As stated earlier, we have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. The extent to which we experience losses will depend on a number of factors, including:

•	completion and successful testing of our proprietary software technologies;
•	implementation of our sales and marketing strategies;
•	our ability to enter into agreements with POS and load center operators on satisfactory terms;
•	competitive developments in our market;
•	customer acceptance of and demand for our SVCs and services;
•	our ability to attract, retain and motivate qualified personnel, particularly sales associates;
•	the continued adoption by consumers SVCs; and
•	the extent to which we can obtain protection for our intellectual property through patents, copyrights and trademarks.

We cannot give any assurances that our products will ever achieve commercial acceptance among our target SVC customers. We cannot predict whether we will ever obtain or sustain positive operating cash flow or generate net income in the future, nor can we predict whether we will ultimately achieve cash flow levels sufficient to support our operations.

We will need to raise additional capital.

We will need significant additional capital to fund our operations. Future capital requirements will depend on many factors, including the success of our anticipated products and the timeliness of releases and market acceptance of new products. There can be no assurance that additional funds will be available when needed, or, if available, that such funds can be obtained on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:

•	delay, reduce the scope of or eliminate one or more of our research or product development, marketing or sales programs;

•	license rights to technologies or products on terms that are less favorable to us than might otherwise be available; and/or

•	obtain funds through arrangements that may require us to relinquish rights to technology or products that it would otherwise seek to develop or commercialize by itself.

We expect to finance our future cash needs for at least the next several years principally through public or private equity offerings and through debt financings. We may also pursue strategic partnerships and collaborations and licensing arrangements when appropriate.

Additional equity or debt financing may be dilutive to existing stockholders or impose terms that are unfavorable to us or our existing stockholders.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve arrangements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our other stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies and products or grant unfavorable license terms.

We could be required to cut back or stop our operations if we are unable to obtain needed funding.

If we are unable to meet our needs for additional funding in the future, we may be required to limit, scale back or cease operations.

At September 30, 2006, we had only $936,605 of cash. We believe that our business strategy and expansion plans will escalate our cash needs significantly. As of September 30, 2006, we believed that we had cash and available capital resources sufficient to sustain operations, execute our sales and marketing strategies, and retain key personnel for approximately four months. Although, on December 28, 2006, we raised $4,000,000 through the sale of preferred stock, we anticipate that we will need to raise additional funds and that our survival and ultimate success will depend on raising additional capital. There is no assurance such capital will be available at all, or if it is available, that such capital will be available on terms acceptable to us. If we are required to raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders will be reduced.

If adequate funds are unavailable, we may be required, among other things, to:

•	delay, reduce the scope of or eliminate one or more of our technology development and/or marketing or product development initiatives;
•	license rights to our technologies or products on terms that are less favorable to us than might otherwise be available; or
•	obtain funds through arrangements that may require us to relinquish rights to technology, products and markets that we would otherwise seek to develop or commercialize by ourselves.

Most states require us to undergo a difficult and costly process of obtaining licenses to load SVCs.

Approximately 45 states have established laws or regulations requiring entities taking or loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal or state banking charter and is operating from a licensed bank branch. We have engaged legal counsel and an expert in the field to research the state requirements and/or to contact the authorities of each state (as necessary) in which we either conduct business or intend to conduct business to determine our compliance needs. In the interim, based on our current mode of operations, we intend to continue to rely upon the licenses of our sponsoring bank. Some states may require us to obtain our own license to conduct money loading operations. This may mean that, in order for us to be able to conduct our card loading operations, we will be required to apply for and obtain licenses in nearly every state in which we conduct business. This process will require us to hire specialist attorneys and consultants to assist us in the application process, which involves the filing of extensive license applications and posting bonds in various amounts, with bond fees that range from $100 to $16,500 per state, excluding potential additional fees for additional locations. The required bonds will range in amounts from $25,000 to $2,000,000 for each license, depending of state statutory requirements. We will also have to file for authority to do business in each such state and thereafter file tax returns and be subject to service of process in each state. We do not presently know if we will be able to obtain all of the licenses we need to fulfill existing and proposed contracts, or if we will be able to obtain the funding necessary to qualify for the bonds necessary to secure all of the licenses. In most states, we will not have to obtain the bonds prior to applying for the license.

States may adopt even more stringent licensing rules and regulations, compliance with which could be expensive and time consuming.

There have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the SVC industry. There were over one hundred stored value bills introduced in state legislatures in the first half of 2004 alone. We expect regulation of this industry to only increase and become more complicated. Regulatory and tax intensive states may adopt complex and heavily regulated schemes. While we cannot predict the legislative or regulatory proposals that will be adopted or what effect those proposals may have on our business, including any future licensing requirements, the pendency or approval of such proposals could materially adversely affect our business by limiting our ability to raise capital or to obtaining strategic partnerships or licenses.

Our point of purchase operators may subject us to liability if they fail to follow applicable laws.

As part of our license requirements, we may be required to have agency agreements with each of our load centers. Among other things, the agreements will require them to comply with the Patriot Act and anti-money laundering laws. While we do not intend to be responsible for their actions, we could be subject to state or federal actions if our load center agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators and generally have a materially adverse effect on our business. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

There is only a limited market for our common stock as a “Penny Stock.”

A limited public market currently exists for our common stock on the OTC Bulletin Board. In the future, there can be no assurance that a more active public market for our common stock will ever develop or be sustained.

Our common stock is also subject to the penny stock rules. The term “penny stock” generally refers to low-priced, speculative securities of very small companies. Before a broker-dealer can sell a penny stock, SEC rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement for the transaction. The broker-dealer must furnish the customer with a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade. Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer's account. These requirements make penny stocks more difficult to trade. Since our common stock is subject to the penny stock rules, the market liquidity of our common stock may be adversely affected.

We depend on key personnel and could be harmed by the loss of their services because of the limited number of qualified people in our industry.

Because of our small size, we require the continued service and performance of our management team, sales and marketing employees and technology employees, all of whom we consider to be key employees. Competition for highly qualified employees in the financial services industry is intense. Our success will depend to a significant degree upon our ability to attract, train, and retain highly skilled directors, officers, management, business, financial, legal, marketing, sales, and technical personnel and upon the continued contributions of such people. In addition, we may not be able to retain our current key employees. The loss of the services of one or more of our key personnel and our failure to attract additional highly qualified personnel could impair our ability to expand our operations and provide service to our customers.

Security and privacy breaches of our electronic transactions may damage customer relations and inhibit our growth.

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and store personal information about consumers, including bank account numbers, credit card information, social security numbers and merchant account numbers. If we are unable to protect this information, or if consumers perceive that we are unable to protect this information, our business and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

•	cause our customers to lose confidence in our services;
•	deter consumers from using our services;
•	harm our reputation;
•	expose us to liability;
•	increase expenses related to remediation costs; and
•	decrease market acceptance of electronic commerce transactions and SVC use.

While management believes that we have utilized proven applications designed for premium data security and integrity in electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential subscribers.

We have engaged a consulting firm to conduct a Payment Card Industry, or PCI, Security and Compliance audit and certification for our network. If successful, this audit will provide us with Level One certification, or the highest certification attainable, of the nFinanSe Network. We anticipate the process to be completed by February 28, 2007.

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

The debit card and SVC industry is a fairly new industry that is developing and building out standards, processes and relationships.

We are a developmental company building out networks and relationships. In the course of this build out of the network, relationships, load locations and related systems, there exists the possibility that the associated companies may delay payments to us, or return our products due to lack of demand by their customer base. These delays and or returns could have an adverse effect on cash flow, sales and inventory levels.

If we do not respond to rapid technological change or changes in industry standards, our products and services could become obsolete and we could lose our existing and future customers.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, proprietary technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.

Changes in banking regulations could hurt our ability to carry out our business plan.

We have designed our systems and card programs to comply and work in association with applicable banking rules and regulations. A change of those rules and regulations could require us to dramatically alter our software programs, the hardware upon which we operate and our implementation and operation of debit cards and SVCs. Such changes could be costly or impractical and we may not be able to modify our operations and technology to comply with any major changes in banking regulations.

Changes in the Bank Secrecy Act and/or the USA/PATRIOT Act could impede our ability to circulate cards that can be easily loaded or issued.

Our current compliance program and screening process for the distribution and/or sale of debit cards and SVCs is designed to comply with the Bank Secrecy Act, or the BSA, and the USA PATRIOT Act regulations that require financial institutions to obtain and confirm information related to their respective cardholders. If the BSA, and/or the USA PATRIOT Act or subsequent legislation increases the level of scrutiny that we must apply to our cardholders and customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers.

We may eventually face significant competition from major banks.

While several other small and private companies offer products and services similar to those offered by us, most banks have not targeted the sub-prime credit market. It is possible that those banks may begin to enter the market for, and expend increasing resources to develop, financial services targeted at the sub-prime credit market, including the sale and servicing of SVCs and similar services. These banks have significantly greater market presence, brand-name recognition, and financial, technical, and personnel resources than us. Although few banks have focused on our immediate sub-prime credit intended target market, they may do so in the future. Accordingly, we may experience increased competition from traditional and emerging banks and other financial institutions. We cannot predict whether we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, financial condition, or prospects. Any increase in competition may reduce our gross margins, require increased spending on sales and marketing, and otherwise materially adversely affect our business, financial condition and prospects.

Internal processing errors could result in us failing to appropriately deduct transactions from customer accounts.

In the event of a system failure that went undetected for a substantial period of time, we could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact us, our credibility and our financial standing.

A change in licensing laws could impair our ability to move money over banking networks.

We are dependent upon the use of electronic banking networks owned by major financial services institutions and major banks to load cash onto SVCs and record deductions against cardholders’ accounts. If we lose access to such networks by virtue of contract issues or changes in the laws or regulations governing their use, it could render our products useless.

The requirements to maintain higher reserve accounts could impair our growth and profitability.

We are required to maintain reserve deposit accounts with both Discover and PDNB. If we are required to deposit higher than normal reserves with either or both, it could have a material impact on our cash available for operations and impede our business expansion.

If Discover Financial Services, LLC changes its requirements or terminates our contract, the loss would substantially interfere with our marketing strategy and require us to issue only non-hologram products.

We have chosen to focus our card programs on the Discover hologram card due to what we believe to be superior attributes. That is, Discover® Network cards can be instantly issued at the POS, there is a real time authorization of transactions to mitigate fraud and the customer routinely gets balance information on their sales receipts. Discover® Network cards are accepted by over four million merchants and ATMs throughout the United States. If we were to lose our ability to issue cards under the Discover® Network brand, we would lose market acceptance for our products.

Certain delays could cause loss of business opportunities and inhibit our growth.

Delays in the development of our programs or business plans could cause loss of opportunities. These delays could be in areas such as:

•	deployment of our technology;
•	integration with our transaction processor;
•	SVC sales and activation;
•	SVC integration and usage;
•	integration with our sponsoring bank;
•	integration with our retail distributors; and
•	approvals of our card programs.

These delays could cause us to use more cash, increase our need for outsourcing or costs of licensing technology, and/or render our SVCs unusable, which would result in customer refunds and returns from our distributors. The delays may also impact our cash flow and profitability and cause us to lose our bank sponsorship which may lead to us losing our ability to load cash onto SVCs and reduce the features of the SVCs. Delays in distribution and/or adoption of our technology or products could delay the sale, activation and use of the SVCs.

Providing credit to the wrong distributors could harm our business and inhibit our growth.

If we provide credit to distributors that are unable to fulfill their financial obligations to us it could have a material adverse effect on our financial condition and results of operations. We immediately transfer funds onto card holder accounts at POS even though the money will not be paid to us for several days by the distributor. We continually monitor our distributors’ financial condition and we have arrangements whereby we are authorized to electronically debit their accounts each day for amounts due us. We usually require some level of minimum cash balance be maintained with us to cover the associated risk. However, if at the time the ACH debit is initiated, the distributor does not pay us as agreed and the amount is in excess of the maintained cash balance, it could seriously harm our financial condition to the extent the distributor does not pay obligations owed to us in excess of maintained cash balances.

Item 2. Description of Property.

Our offices are located at 6015 31st East, Suite 201, Bradenton, FL 34203, where we occupy approximately 20,000 square feet which we sublease at a monthly rent of $12,167. We also have a direct lease on 10,000 square feet on the second floor of the same building which we pay rent of $11,780 but currently do not use. Both the sublease and the lease expire on December 31, 2008.

All of our tangible personal property is located at the leased premises described above and is in good operating condition and repair (subject to normal wear and tear).

Item 3. Legal Proceedings.

We are involved in certain litigation in the ordinary course of business and in litigation against a former employer of some current and former employees of our company. We do not believe the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol MBEU. Below are the high and the low prices for our shares for each quarter of our last two fiscal years.

Fiscal Quarter Ended	High	Low

September 30, 2006	$8.20	$1.40
June 30, 2006	$8.20	$5.20
March 31, 2006	$15.60	$7.40
December 31, 2005	$14.40	$7.60
September 30, 2005	$22.80	$8.60
June 30, 2005	$18.00	$8.80
March 31, 2005	$35.20	$10.20
December 31, 2004	$19.60	$2.20

The source of the high and low bid price information is the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Record of Common Stock

As of September 30, 2006, there were ninety-one registered holders of record of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

A. we would not be able to pay our debts as they become due in the usual course of business; or

B. our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of  stockholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

On April 27, 2006, we entered into a Convertible Promissory Note for $1,050,000 to provide interim funding until we could complete our next longer-term funding.  This note was initially due on the earlier of five days after a qualified financing or the three month anniversary of the loan, however, the maturity date was subsequently extended until February 2, 2007. The note accrued interest at the rate of 9% per annum, was convertible into our common stock and contained 100% warrant coverage. Both the conversion price of the note and the exercise price of the warrant were assumed to be equal to the price paid for our shares in the subsequent qualified financing which occurred in August 2006, which was $0.25.

On August 2, 2006, we entered into a series of Senior Secured Convertible Promissory Notes for an aggregate of $3,967,250, which included the conversion of the April 2006 note of $1,054,000 plus $17,250 of accrued interest. These notes were due on the earlier of five days after a qualified financing, as defined in the notes, or February 2, 2007. The notes accrued interest at the rate of 9% per annum and were convertible into our common stock at the same terms of our next qualified financing. In connection with this financing, we issued warrants to purchase 793,450 shares of common stock with an exercise price of $5.00 per share.

On September 29, 2006, we entered into Securities Exchange Agreements, or the Exchange Agreements, with the holders of the August notes. Pursuant to the Exchange Agreements, we issued an aggregate of $3,967,250 senior secured convertible promissory notes in exchange for the surrender by the August noteholders of August notes in the aggregate of $3,967,250 and warrants exercisable into 793,450 shares of our common stock. Within 90 days of the date of the Exchange Agreements, we had the right to demand the purchase of an additional $1,000,000 of Notes by the Investors and their affiliates on a pro rata basis. We exercised this right and sold an additional $1,000,000 of the notes on November 8, 2006.

These September notes accrue interest at a 9% per annum rate and mature on June 30, 2007. We may prepay the notes at any time. We are obligated to reserve 4,967,250 shares of common stock to provide for the conversion of the notes into common stock. The holders may convert the notes into common stock at any time prior to the notes’ prepayment or maturity at a conversion price of $1.00 per share. The notes provide for customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the notes, plus accrued and unpaid interest, if any, will be immediately due and payable.

Pursuant to the terms of the notes, we shall not effect any conversion of a note, and the holder of such note shall not have the right to convert any portion of such note, to the extent that after giving effect to such conversion, such holder would beneficially own in excess of 9.99% of the common stock outstanding immediately after giving effect to the issuance of common stock upon conversion.

Pursuant to the terms of the Exchange Agreements, whenever we propose to register any of our securities under the Securities Act of 1933, as amended, or the Act, in a secondary offering of the our securities and the registration form to be used may be used for the registration of common stock acquired upon conversion of the Notes, or the Registrable Securities, we are obligated to give prompt written notice to the Investors and include in such registration, subject to certain pro rata allocation provisions, all Registrable Securities for which we have received written requests for inclusion. Additionally, upon conversion of the Notes into common stock, we are obligated to file a registration statement covering the Registrable Securities within ninety days of such conversion. We are further obligated to use reasonable efforts to cause such registration statement to be declared effective under the Act as promptly as possible after the filing thereof, and to use reasonable efforts to keep the registration statement continuously effective under the Act until the date when all Registrable Securities covered by the registration statement may be sold.

On December 21, 2006, we issued an additional $200,000 in Senior Secured Convertible Promissory Notes to an existing investor in the previously issued notes.

On December 28, 2006, we completed the exchange of all of our outstanding Senior Secured Convertible Promissory Notes, in the aggregate amount of $5,327,930 of principal and accrued interest, into 5,327,930 shares of our Series A Convertible Preferred Stock. Pursuant to the terms of the exchange, all of the notes were surrendered and cancelled as consideration for the shares of such stock, which are convertible into one share of our common stock at a conversion rate of $1.00 per share.

Further, in a private placement occurring concurrently with the exchange, we received proceeds of $4,000,000 through the sale of an additional 4,000,000 shares of the aforementioned Series A Convertible Preferred Stock to certain accredited investors, including investors who had been holders of the notes.

After the transactions described above, the balance of the notes is zero and we have 9,327,930 shares of Series A Convertible Preferred Stock outstanding.
Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of the end of fiscal year 2006.

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plan
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected column (a))

Equity compensation plans
approved by security holders	728,600	$7.78	21,400

Item 6. Management’s Discussion and Analysis and Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a provider of SVCs. There are four basic types of SVCs that we issue. They are payroll, gift, reloadable general spend and corporate reward SVCs. The gift and reloadable general spend SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors. Payroll and reward SVCs are marketed to Fortune 1000 companies by our sales force. The stored value of the cards is increased via “load” transactions that take place over our proprietary nFinanSe Network. In addition, the nFinanSe Network can be used to process load transactions for other companies that market SVCs. nFinanSe Network transactions can take place throughout our distributor’s retail networks and at several different payment and remittance processors like Western Union, Travelers Express MoneyGram and Bank of America.

Reloadable general SVCs can have their stored-value replenished or “reloaded” via load transactions. These SVCs are marketed to the sub-prime credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are immigrants, recently divorced, young or have no credit history or very low income. We market payroll SVCs directly to employers whose employee demographics fit the sub-prime market profile.

We believe gift SVCs have gained a high degree of consumer acceptance and our gift SVCs are marketed to appeal to this large consumer market segment. Our corporate reward SVCs are marketed to companies who intend to reward customer and employee loyalty through the issuance of SVCs.

We earn income when a SVC is sold, when a “re-loadable” SVC is “loaded,” or when the SVC is used for purchases or ATM transactions. The fees that we earn can vary by the transaction type, and the physical location of the transaction.

Historical Summary. Information prior to August 24, 2004, the date of our reverse merger with Pan American, has been omitted from this annual report. All financial information presented in this annual report represents nFinanSe’s results for the past two fiscal years. As part of the merger with Pan American, nFinanSe changed its fiscal year end from December 31 to September 30. As a result of this change, financial information contained herein is comprised of our results in fiscal years ended September 30, 2006 and September 30, 2005.

Discontinued Operations. In October 2006, we discontinued the operations of our wholesale long distance and prepaid phone card subsidiary, MBI Services, Inc., due to lack of profitability and management’s desire to focus our entire effort on our core SVC business. Accordingly, all financial information pertaining to this discontinued business has been eliminated from ongoing operations for all periods presented in the attached financials to this annual report and is instead shown as a single line item entitled “Discontinued Telecom Operations.”

Results of Operations. Our principal operations commenced in 2001, however, to this date, we have had limited revenues. In June 1975, the Financial Accounting Standards Board, or FASB, released its Statement No. 7, or FASB No. 7, which sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, we and our activities from our inception through September 30, 2006 fall within the referenced guidelines. Accordingly, we report our activities in this annual report in accordance with FASB No. 7.

Lack of Profitability of Business Operations since 2001. We were initially focused exclusively on the sale of SVCs. During the years leading up to fiscal 2006, we experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards, and poor service. In one instance, our bank failed to submit proper paperwork to MasterCard and after we had already shipped cards to customers, MasterCard cancelled our program. In another instance, the processor we were using delivered defective cards to us. When we refused to pay for the cards, the card issuer cut-off services and our program was effectively shut down. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not have a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a proprietary process, the nFinanSe Network, to allow the consumer to perform value loads in a retail environment. In fiscal 2006, we entered into agreements with MoneyGram and Western Union whereby SVCs could be loaded at their locations. These agreements greatly expanded our load network. Additionally, in 2006, we signed an agreement with Discover Financial Services, LLC that permits us to issue Discover® Network -branded SVCs directly or through a sponsoring bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we previously sold. The difficulties with our pre-Discover® Network SVC programs could not be resolved in a manner favorable to us. Consequently, management made the decision to focus our efforts on implementing the agreement with Discover Financial Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our existing SVC programs by disposing of our then existing SVC inventory. The time and money lost due to the difficulties and interruptions we experienced with other issuers’ SVC programs, the cessation of sales activity and the SVC inventory write offs associated with the adoption and development of the Discover® Network SVC products, along with the expense of developing the nFinanSe Network has kept us from achieving profitability to date.

During fiscal year 2007, we intend to expand the number of active retail locations where our retail gift and reloadable general spend SVCs can be purchased by entering into agreements with established prepaid card distributors. We expect this effort will increase the number of locations where our card holders can load funds onto their cards. At September 30, 2006, there were over 80,000 locations where our SVCs could be loaded. Subsequent to fiscal year end, we have entered into agreements with several prepaid card distributors representing over 10,000 retail locations. Although much work is still required to get these agreements implemented and to have our reloadable general spend and retail gift SVCs accepted in the market, our business plan is to have approximately 20,000 active retail locations selling our retail gift and reloadable general spend SVCs by the end of calendar 2007.

Sales and Revenues. We produce revenues through five types of fees: fees when a card is sold, fees when the nFinanSe Network is used to reload a card, fees when a card is used in a purchase or ATM transaction and fees when a card with a cash balance is charged for monthly maintenance. These fees differ by card type or transaction type.

Revenues for the year ended September 30, 2006 and the year ended September 30, 2005 were $77,833 and $485,834, respectively. Revenue was down in the year ended September 30, 2006 by 84 % when compared to the year ended September 30, 2005. This decrease is attributable to our interruptions in SVC sales, restructuring of our SVC business and re-aligning our business with Discover Financial Services, LLC. Sales in both fiscal 2005 and in fiscal 2006 were hindered because we did not have working card programs to sell.

Cost of Goods Sold. Cost of goods sold for the year ended September 30, 2006 and the year ended September 30, 2005 were $583,762 and $292,130, respectively. The large increase in fiscal 2006 and the resulting large gross deficiency were due to disposing of $354,766 in obsolete SVC inventory.

Other Operating Expenses. Other operating expenses for the year ended September 30, 2006 and the year ended September 30, 2005 were $7,792,500 and $5,545,806, respectively. The increase in our operating expenses of 45% for the year ended September 30, 2006 compared to year ended September 30, 2005, was attributable to the following:

Other employee compensation and benefits. Other employee compensation and benefits was $2,691,783 for the year ended September 30, 2006, compared to $2,367,270 in year ended September 30, 2005, a 14% increase. This increase was the result of personnel changes throughout the Company as we progress from a development phase to an implementation phase company.

Stock based compensation and consulting expense. Stock based compensation and consulting expense also increased from $1,088,200 for the year ended September 30, 2005 to $1,952,229 for the year ended September 30, 2006, a 792% increase primarily due to $1,272,263 in employee stock based compensation expense recognized in the fiscal year 2006 due to the adoption of SFAS 123 in January of 2006.

Other professional and consulting fees. Other professional and consulting fees increased 84% from $958,580 for the year ended September 30, 2005 to $1,762,414 for the year ended September 30, 2006. The increase is primarily attributable to legal fees associated with filing our Registration Statement on Form SB-2, which became effective on June 14, 2006, legal and consulting fees in connection with our licensing and compliance efforts and legal fees and consulting fees in connection with financing the business.

Impairments. There were no impairments included in the loss from continuing operations during the year ended September 30, 2006 compared to $212,000 for the year ended September 30, 2005. Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our assets during the year ended September 30, 2006 and believe all of our long lived assets are recoverable.

Occupancy and equipment costs. Occupancy and equipment costs increased from $379,987 to $585,569 for year ended September 30, 2005 compared to the year ended September 30, 2006, a 54% increase. This increase was due primarily to subleasing 20,000 square feet of additional office space in our existing building to support our increased staff. Our intention to sublease our existing 10,000 square feet of office space was not realized as planned.

Travel and entertainment. Travel and entertainment increased from $99,484 for the year ended September, 30 2005 to $165,390 for the year ended September 30, 2006, a 66% increase. This is primarily attributable to our restructuring efforts and the realignment of our business with Discover Financial Services, LLC.

Other Expense. Other expense increased $169,658 from $327,528 for the year ended September 30, 2005 to $497,186 for the year ended September 30, 2006, a 52% increase. This increase was primarily attributable to increases in bad debt expense of $100,986 and legal settlements totaling $90,000.

Loss from Operations. As a result of the trends described above, our loss from operations increased 55% to $8,298,429 in the year ended September 30, 2006 from $5,352,102 for the year ended September 30, 2005.

Other Non-Operating Income and Expense.

Loss on Derivative Financial Instruments.  We recognized a net gain on our non-trading derivative financial instruments of $3,465,948 for the year ended September 30, 2006, compared to a net loss of ($1,620,686) in 2005. Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, or FAS 133, consist of financial instruments or other contracts that contain a notional amount and one or more underlying derivatives (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The following table illustrates the components of our derivative income (expense):

	Year ended September 30,
	2006	2005
Incremental fair value adjustments to derivative financial instruments	$5,502,444	$(1,620,686)
Day-one derivative losses	(2,036,496)	--
	$3,465,948	$(1,620,686)

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal factors and external market indicators. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Accordingly, our incremental fair value adjustments reflect the significant decline in the trading market value of our common stock and changes in other important assumptions, such as an increase in our credit risk and increasing market interest rates. In addition, we entered into financing transactions during the year ended September 30, 2006 that resulted in our recognition of compound derivates and derivative warrants at fair values greater than the financing proceeds. Since derivative financial instruments are initially, and subsequently, carried at fair values, we were required to record day-one derivative losses on these financing activities.

We evaluate all of our material financial instruments and contracts for indications of derivatives. As of September 30, 2006 we do not carry derivative liabilities and, therefore, we do not currently anticipate further earnings volatility. However, we expect to enter into additional financing and other contracts that may result in our recognition of derivative liabilities and the related earnings volatility caused by fair value measurement.

Gains (losses) on debt extinguishments. During our fiscal year ending September 30, 2006, we entered into certain debt exchange and modification agreements that, under current accounting standards, constituted debt extinguishments. Such extinguishments arise when previously issued debt instruments are exchanged for new instruments with materially different terms or in instances where modifications to existing debt agreements materially modify the original terms or material fees are paid to effect the modification. When our debt was extinguished or, in the case of modifications, effectively extinguished, we were required to record the newly issued debt at its fair values which exceeded the carrying values of our existing balances. As a result, we were required to recognize debt extinguishment gains and losses that net to a loss of $5,137,817.

Interest income. Interest income decreased $16,327 from $34,284 for the fiscal year ended September 30, 2005 to $17,737 for the fiscal year ended September 30, 2006, a 70% decrease. This decrease is primarily attributable to $10,000 of interest paid on a note receivable in the year ended September 30, 2005. The remaining balance on that note receivable was written-off in the year ended September 30, 2005.

Interest expense. Interest expense increased from $4,159 for the fiscal year ended September 30, 2005, to $1,499,630 for the fiscal year ended September 30, 2006. Substantially all of our interest expense represented non-cash amortization of debt discounts that arose when we allocated proceeds from our financing transactions to other securities issued in connection with the respective financings, such as warrants, and derivative features embedded in the debt instruments. We amortized debt discounts and premiums using the effective method where charges and credits are charged to interest expense and interest income, respectively. As of September 30, 2006, we do carry certain convertible promissory notes that were initially recorded at a fair value premium in connection with the aforementioned debt extinguishments.

Gain from settlement of litigation. Gain from settlement of litigation declined from $60,000 for the fiscal year ended September 30, 2005 to $0 for the fiscal year ended September 30, 2006.

Registration penalties. Registration penalties represent estimated penalties due to investors when we are delayed in the filing of registration statements or achieving effectiveness thereon. We record registration penalties when they are both probable of being incurred and reasonably estimable. Registration penalties decreased $1,101 from $99,750 for the fiscal year ended September 30, 2005, to $98,649 for the fiscal year ended September 30, 2006. We have currently satisfied all current filing and effectiveness conditions. However, there continue to be registration related events that could reasonably occur in the future and require additional penalties. As of September 30, 2006, these events are not probable.

Loss from Continuing Operations. Loss from continuing operations was $11,550,840 for the fiscal year ended September 30, 2006 or $4,573,079 higher than the prior fiscal year. As mentioned above, we recorded substantial non-cash expenses in 2006 that were primarily responsible for the increased loss.

Loss from Discontinued Operations. During the year ended September 30, 2006, we discontinued our Prepaid Calling Card Business and, accordingly, our financial statements for all periods presented have been restated to reflect the Prepaid Calling Card Business as a discontinued operation.  Loss from our discontinued operations was $3,238,801 for the year ended September 30, 2006 or $2,798,627 higher than the prior year. This loss is attributable to cessation of our telecom business which had nine additional months of operations for the fiscal year ended September 30, 2006 than in the fiscal year ended September 30, 2005. We ceased our telecom business operations in September 2006. (See footnote A to our Consolidated Financial Statements.) Approximately $741,400 of the fiscal year 2006 loss is attributable to the write down of the discontinued operation’s assets to fair value.

Liquidity and Capital Resources. From inception to September 30, 2006, we have raised $12,091,177 from sales of our common stock and warrants for purchase of our common stock, $4,165,162 from the issuance of debt and $3,000,000 from collections of a note receivable from a stockholder in connection with our merger with Pan American. We used these proceeds to fund operating activities and purchase property and equipment.  On September 30, 2006, we had a cash balance of $936,605.

We will need significant additional capital to fund our operations going forward. We expect to finance our future cash needs for at least the next several years principally through public or private equity offerings and through debt financings. We may also pursue strategic partnerships and collaborations and licensing arrangements when appropriate. We may decide to raise the capital in more than one transaction based on market conditions and business circumstances. Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward. This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stock holders.

Subsequent to September 30, 2006, we raised $1,200,000 through the issuance of Senior Secured Convertible Promissory Notes which were exchanged with other previously issued Senior Secured Convertible Promissory Notes for 5,327,930 shares of our Series A Convertible Preferred Stock on December 28, 2006.

Further, in a private placement occurring concurrently with the exchange, we raised approximately $4,000,000 through the sale of 4,000,000 shares of Series A Convertible Preferred Stock.

We believe that we will still need to raise additional capital in order to execute our business plan and fund operations during 2007.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, operations and customer service. We believe our current location in Bradenton, Florida makes recruiting quite difficult due the demographics of the area. Our plans call for us to move our headquarters into the greater Tampa area if a suitable location can be found.

Off-Balance Sheet Arrangements

Operating Leases

We are obligated under the lease agreements for our facilities in Bradenton, Florida, which expire on December 31, 2008, to future minimum lease payments approximately as follows as of September 30, 2006:

Year ending September 30,	Amounts
2007	290,400
2008	198,900
2009	38,200

Total	$551,250

Rent expense for the fiscal year ended September 30, 2006, and the fiscal year ended September 30, 2005 approximated $274,000 and $182,500, respectively.

Consulting Agreements

During fiscal 2006, we entered into several consulting arrangements to assist us in raising capital. Each of these contracts has now been terminated. Payments under these contracts amounted to $83,000 in cash and $693,000 of non-cash equity compensation.

On August 1, 2006, we also entered into a six month arrangement with a specialist attorney to assist with compliance and licensing issues for a fee of $7,000 per month. The specialist attorney agreed to terminate the existing contract, effective September 30, 2006, and will continue to work with us on a project by project basis.

Employment Agreements

At September 30, 2006, we are obligated under a non-cancelable employment agreement with our chairman of the board of directors and former chief executive officer, Clifford Wildes. Pursuant to the agreement, Mr. Wildes is to receive base annual compensation of $225,000 through December 31, 2007, various vacation and medical benefits, a car allowance of $750 per month and annual bonuses ranging from 2.5% to 3.0% of our net income. The agreement contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to Mr. Wildes in the event a change in control occurs. If we terminate Mr. Wildes without cause, we will be required to pay severance in the amount of compensation and benefits he would have otherwise earned for a period of twelve months.

We entered into a non-cancelable employment agreement with our current chief executive officer, Jerry R. Welch, effective September 5, 2006 through December 31, 2008, pursuant to which he receives an annual salary of $235,000. Additionally, Mr. Welch received the option to purchase a number of shares of our common stock equal to 4.25% of the outstanding shares of our total issued stock, options and warrants as of the earlier of the following: (a) the date five days following the date we complete our next round of permanent financing following August 31, 2006, at a strike price equal to the market price on the grant date; or (b) February 28, 2007, at a strike price equal to the market price on the grant date. The options vest in 28 equal installments, the first six installments vesting on February 28, 2007, and an additional installment vesting on the final day of the month each following month, with the final installment vesting as of December 31, 2008. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance in the amount of compensation and benefits he would have otherwise earned for a period of twelve months.

We entered into a non-cancelable employment agreement with our chief financial officer, Raymond P. Springer, effective September 5, 2006 through December 31, 2008, pursuant to which he receives an annual salary of $185,000. Mr. Springer received options to purchase a number of shares of our common stock equal to 2% of the outstanding shares of our total issued stock, options and warrants as of the earlier of the following: (a) the date five days following the date we complete our next round of permanent financing following August 31, 2006, at a strike price equal to the market price on the grant date; or (b) February 28, 2007, at a strike price equal to the market price on the grant date. The options vest in 28 equal installments, the first six installments vesting on February 28, 2007, an additional installment vesting on the final day of the month each following month, with the final installment vesting as of December 31, 2008. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance in the amount of compensation and benefits he would have otherwise earned for a period of twelve months.

Service and Purchase Agreements

We have entered into three one-year contracts with each of Discover Financial Services, LLC, our card network, PDNB, our sponsoring bank and Metavante, our processor. Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante agreement includes a monthly minimum payment of $5,000.

Purchase Commitments

As of September 30, 2006, we had no material purchase commitments.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that all long-lived assets are recoverable and that the resolution of various contingencies will not materially impact our consolidated financial statements. In addition, the liability resulting from accrued registration rights damages arises from a significant estimate. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition

We generate the following types of revenues:

•	Wholesale fees, which arise from sales and activation of our SVCs.
•	Transaction fees, which arise from the use of and loading of cash onto SVCs.
•	Maintenance fees, which arise from keeping the SVCs active on a monthly basis.

In general, our revenue recognition policy for our product fees and services is consistent with the criteria set forth in Staff Accounting Bulletin 104 - Revenue Recognition in Financial Statements, or SAB 104, for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when, (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. More specifically, revenue for our SVCs is recognized when shipped and revenue for our prepaid telephone card sales is recognized when the products are used. Costs of revenue, including the cost of printing the SVCs, are recorded at the time revenue is recognized.

Stock - Based Compensation

Prior to January 1, 2006, we used Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”) to account for our stock based compensation arrangements. It amended the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by FAS No. 123 and amended by FAS No. 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we began applying Financial Accounting Standards Board Statement No. 123 (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees.

We have elected to apply FAS 123(R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effect of adopting this statement was to increase our net loss by approximately $1,272,000 during the year ended September 30, 2006.

With respect to non-employee stock options that vest at various times and have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Issue (“EITF”) No. 96-18. Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Convertible Debt and Equity Instruments Issued with Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements that generally require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants. The agreements typically require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common shares, options or warrants. We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with sales of our common stock during the fiscal year ended September 30, 2005, we granted certain registration rights that provided for liquidated damages in the event we failed to timely register the common stock for re-sale or maintain the effectiveness of that registration. Although the registration rights agreement did not provide for net-cash settlement, the existence of liquidated damages provided for a defacto net-cash settlement option. As a result, a portion of the common stock proceeds were initially reclassified from equity and included as a derivative financial instrument liability until such time as the conditions were eliminated. At the time the required registration statement became effective on June 15, 2006, the amount payable up to that date of approximately $206,000 was re-classified to Accrued Registration Rights Damages Payable and the portion of the estimated liability for future periods of approximately $454, 000 no longer payable as a result of effectiveness, was re-classified to equity. The liability is re-measured each reporting period and at September 30, 2006 the liability of approximately $204,000 relates to the estimated fair value of our liability related to our obligation to maintain the effectiveness of the registration.

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments”, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, and convertible debt.

The carrying values of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximate their respective fair values due to their short-term nature. The fair value of our Senior Secured Convertible Promissory Notes of $6,614,581 is also the carrying value of these instruments because they were recorded at their fair value when they were issued on September 29, 2006 in connection with the debt exchange transaction that is more fully discussed in Note K of the audited financial statements.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At September 30, 2006, our net accounts receivable did not represent a material credit risk. With respect to cash and cash equivalents, we frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying derivatives (e.g. interest rate, security price or other variable), require no or minimal initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments that are recorded as liabilities or, in rare instances, as assets are initially, and subsequently, measured at fair value.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we review the terms of our convertible debt and equity instruments to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to operations. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the

Black-Scholes-Merton option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal factors and external market indicators. In addition, option based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income reflects the volatility in these estimate and assumption changes.

The following table illustrates the components of our derivative income (expense) during the years ended September 30, 2006 and 2005:

	2006	2005
Incremental fair value adjustments to derivative financial instruments	$5,502,444	$(1,620,686)
Day-one derivative losses	(2,036,496)	--

Totals	$3,465,948	$(1,620,686)

Impact of Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions.  FAS 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement.  The correction of an error will continue to require financial statement restatement.  A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary.  FAS 154 is effective for fiscal years beginning after December 31, 2005.  The adoption of this Statement is not expected to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF Issue 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on our financial statements

In February 2006, the FASB issued Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments; an amendment of Financial Accounting Standard Nos. 133 and 140" (“FAS 155”), to simplify and make more consistent the accounting for certain financial instruments. FAS 155 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. FAS 155 amends FAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our financials statements.

In March 2006, the FASB issued Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 156”). This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  This statement is not expected to have a significant effect on our financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements as the Board previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require us to develop or report any new fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This statement is not expected to have a significant effect on our financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” - , an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, “Employers’ Accounting for Pensions”, or FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” ; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.
Item 7. Financial Statements.

The audited financial statements of the Company for the periods ended September 30, 2006, and the reports thereon of Kingery & Crouse, P.A. are included in this annual report following the Exhibit Index to this annual report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in timely alerting management to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting

During the year ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;  Compliance with Section 16(a) of the Exchange Act.

The information called for by Item 9 of Form 10-KSB will be set forth under the caption “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB, and is incorporated herein by reference.

Item 10. Executive Compensation.

The information called for by Item 10 of Form 10-KSB will be set forth under the caption “Executive Compensation” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related    Stockholder Matters.

The information called for by Item 11 of Form 10-KSB will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 12 of Form 10-KSB will be set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB, and is incorporated herein by reference.

Item 13. Exhibits.

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Articles of Incorporation of the Company.

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2004 and incorporated by reference herein).

4.1
Form of Senior Secured Convertible Promissory Note, as executed by the Company and the holders thereof on September 29, 2006 and November 8, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.2
Form of Securities Exchange Agreement, as executed by the Company and holders of the Company’s Primary Notes on September 29, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.3
Form of Joinder, as executed on November 8, 2006, by the Company and those holders of Senior Secured Convertible Promissory Notes, all dated as of November 8, 2006, who were not originally parties to the Securities Exchange Agreements dated as of September 29, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2006 and incorporated by reference herein).

10.1
Swift Pay Service Agreement, dated as of March 18, 2005, by and between Western Union and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).

10.2
ExpressPayment (TM) Service Agreement, dated as of October 31, 2006, by and between MoneyGram Payment Systems, Inc. and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005 and incorporated by reference herein).

10.3
Stored Value Card Issuer Agreement, dated as of May 10, 2006, by and between Discover Financial Services LLC and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006 and incorporated by reference herein).

10.4*
Stored Value Prepaid Card Sponsorship Agreement, dated as of October 20, 2006, and Addendum to Stored Value Prepaid Card Sponsorship Agreement, dated as of November 10, 2006, by and between Palm Desert National Bank and the Company.

10.5*	Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company.

10.6
Employment Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.7
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.8
Employment Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.9
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.10*	Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company.

10.11*	Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company.

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein).

10.13*	2004 Amended Stock Incentive Plan.

14.1*	Code of Ethics

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

Item 14. Principal Accounting Fees and Services.

The information called for by Item 14 of Form 10-KSB will be set forth under the caption “Principal Accounting Fees and Services” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-KSB, and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

nFinanSe Inc.

By:	/s/ Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
	Date:	December 29, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	December 29, 2006

By:	/s/Raymond P. Springer
Raymond P. Springer, Secretary and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	December 29, 2006

By:	/s/ Clifford Wildes
Clifford Wildes, Chairman of the Board
	Date:	December 29, 2006

By:	/s/ Benjamin Bond
Benjamin Bond, Director
	Date:	December 29, 2006

By:	/s/ Mark Brewer
Mark Brewer, Director
	Date:	December 29, 2006

By:	/s/ Joseph Hudgins
Joseph Hudgins, Director
	Date:	December 29, 2006

By:	/s/ Virgil Sandifer
Virgil Sandifer, Director
	Date:	December 29, 2006

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Articles of Incorporation of the Company.

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2004 and incorporated by reference herein).

4.1
Form of Senior Secured Convertible Promissory Note, as executed by the Company and the holders thereof on September 29, 2006 and November 8, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.2
Form of Securities Exchange Agreement, as executed by the Company and holders of the Company’s Primary Notes on September 29, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.3
Form of Joinder, as executed on November 8, 2006, by the Company and those holders of Senior Secured Convertible Promissory Notes, all dated as of November 8, 2006, who were not originally parties to the Securities Exchange Agreements dated as of September 29, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2006 and incorporated by reference herein).

10.1
Swift Pay Service Agreement, dated as of March 18, 2005, by and between Western Union and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 and incorporated by reference herein).

10.2
ExpressPayment (TM) Service Agreement, dated as of October 31, 2005, by and between MoneyGram Payment Systems, Inc. and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005 and incorporated by reference herein).

10.3
Stored Value Card Issuer Agreement, dated as of May 10, 2006, by and between Discover Financial Services LLC and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006 and incorporated by reference herein).

10.4*
Stored Value Prepaid Card Sponsorship Agreement, dated as of October 20, 2006, and Addendum to Stored Value Prepaid Card Sponsorship Agreement, dated as of November 10, 2006, by and between Palm Desert National Bank and the Company.

10.5*	Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company.

10.6
Employment Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.7
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.8
Employment Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.9
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.10*	Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company.

10.11*	Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company.

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein).

10.13*	2004 Amended Stock Incentive Plan.

14.1*	Code of Ethics

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

nFinanSe Inc.
(A Development Stage Enterprise)

Consolidated Financial Statements

As of and for various periods ended
September 30, 2006 and 2005

nFinanSe Inc.
(A Development Stage Enterprise)

Consolidated Financial Statements as of and
for various periods ended
September 30, 2006 and 2005,
and Report of Independent
Registered Public Accounting Firm

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm……................................……..	F-3

Consolidated Financial Statements as of and for various periods ended September 30, 2006 and 2005:
Consolidated Balance Sheet as of September 30, 2006………………………………………...	F-4
Consolidated Statements of Operations for the years ended September 30, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to September 30, 2006….…………….….	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to September 30, 2006………………………………..……………………………………….……………….
F-6
Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005, and the period July 10, 2000 (date of incorporation) to September 30, 2006………………	F-9
Notes to Consolidated Financial Statements…………….………..…………………………….	F-11

[LETTERHEAD OF KINGERY & CROUSE, P.A]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of nFinanSe Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of nFinanSe Inc. and subsidiary, formerly known as Morgan Beaumont, Inc. (the “Company”), a development stage enterprise, as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, the year ended September 30, 2005 and the period July 10, 2000 (date of incorporation) to September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the year then ended, the year ended September 30, 2005, and the period July 10, 2000 (date of incorporation) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to such financial statements, the Company is in the development stage, has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery & Crouse, P.A /s/

December 28, 2006
Tampa, FL

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$936,605
Receivables:
Accounts (net of allowance for doubtful accounts of $158,457)	10,556
Other	1,430
Prepaid expenses and other current assets	41,820
Assets of discontinued telecom operations	109,157
Total current assets	1,099,568

PROPERTY AND EQUIPMENT	566,408

OTHER ASSETS	90,655

TOTAL	$1,756,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$461,820
Deferred revenues	10,000
Accrued registration rights damages	203,689
Liabilities of discontinued telecom operations	221,840
Total current liabilities	897,349

Senior secured convertible promissory notes	6,614,581
Total liabilities	7,511,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock - $0.001 par value: 200,000,000 shares authorized; 3,829,028 shares issued and outstanding	3,829
Additional paid-in capital	19,103,385
Deficit accumulated during the development stage	(24,862,513)
Total stockholders’ deficit	(5,755,299)

TOTAL	$1,756,631

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended September 30, 2006	For the year ended September 30, 2005	For the period July 10, 2000 (date of incorporation) to September 30, 2006

NET SALES	$77,833	$485,834	$1,153,887
COST OF GOODS SOLD	583,762	292,130	1,192,054

GROSS MARGIN (DEFICIENCY)	(505,929)	193,704	(38,167)

OTHER OPERATING EXPENSES:
Employee compensation and benefits:
Stock based	1,272,263	-	1,272,263
Other	2,691,783	2,367,270	6,134,168
Professional and consulting fees:
Stock based	679,966	1,088,200	2,780,452
Other	1,762,414	958,580	2,904,689
Selling and marketing	137,928	112,747	346,256
Occupancy and equipment	585,569	379,987	1,200,532
Travel and entertainment	165,391	99,494	292,978
Impairment of assets	-	212,000	255,154
Purchased in process research and development	-	-	153,190
Other	497,186	327,528	895,091
Total Other Operating Expenses	7,792,500	5,545,806	16,234,773

LOSS FROM OPERATIONS	(8,298,429)	(5,352,102)	(16,272,940)

OTHER INCOME (EXPENSE):
Derivative income (expense)	3,465,948	(1,620,686)	1,845,262
Losses on debt extinguishments	(5,137,817)	--	(5,137,817)
Interest income	17,737	34,284	88,231
Interest expense	(1,499,630)	(4,159)	(1,516,527)
Gain from settlement of litigation	-	60,000	4,000
Registration rights penalties	(98,649)	-	(98,649)
Other	-	(95,098)	(95,098)
Total Other Expense -net	(3,252,411)	(1,625,659)	(4,910,598)

LOSS FROM CONTINUING OPERATIONS	(11,550,840)	(6,977,761)	(21,183,538)

LOSS FROM DISCONTINUED OPERATIONS	(3,238,801)	(440,174)	(3,678,975)

NET LOSS	$(14,789,641)	$(7,417,935)	$(24,862,513)

NET LOSS PER SHARE - BASIC AND DILUTED:
Continuing operations	$(3.26)	$(2.84)
Discontinued operations	(0.92)	(0.18)
Total Net Loss Per Share	$(4.18)	$(3.02)

Weighted Average Common Shares Outstanding	3,531,210	2,458,792

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
					Note	Accumulated
			Additional	Common	Receivable	During the
	Common Stock		Paid-In	Stock	from	Development
	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Balances, July 10, 2000 (date of incorporation)	-	$-	$-	$-	$-	$-	$-

Common stock subscription	-	-	-	100	-	-	100
Net loss	-	-	-	-	-	-	-
Balances, December 31, 2000	-	-	-	100	-	-	100

Issuance of common stock for cash:
At $0.177 per share	2,547	3	447	(100)	-	-	350
At $0.126 per share	39,802	39	4,961	-	-	-	5,000
Issuance of common stock for services -
At $1.57 per share	77,853	78	122,172	-	-	-	122,250
Net loss	-	-	-	-	-	(216,982)	(216,982)
Balances, December 31, 2001	120,202	120	127,580	-		(216,982)	(89,282)

Issuance of common stock for cash:
At $1.57 per share	1,337	1	2,099	-	-	-	2,100
At $2.62 per share	64,766	65	169,435	-	-	-	169,500
At $3.14 per share	15,921	16	49,984	-	-	-	50,000
Issuance of common stock for services:
At $1.57 per share	46,412	46	72,834	-	-	-	72,880
At $2.62 per share	75,465	75	197,816	-	-	-	197,891
At $3.14 per share	3,375	3	10,597	-	-	-	10,600
Net loss	-	-	-	-	-	(451,646)	(451,646)
Balances, December 31, 2002	327,478	326	630,345	-	-	(668,628)	(37,957)

Issuance of common stock for cash:
At $1.57 per share	14,210	14	22,299	-	-	-	22,313
At $3.14 per share	12,737	13	39,987	-	-	-	40,000
Issuance of common stock for services:
At $3.14 per share	189,289	189	594,276	-	-	-	594,465
Issuance of common stock for assets of Typhoon
Technologies at $3.14 per share	71,068	71	223,119	-	-	-	223,190
Net loss	-	-	-	-	-	(954,974)	(954,974)
Balances, December 31, 2003	614,782	613	1.510,026	-	-	(1,623,602)	(112,963)

(Continued)

nFinanSe Inc. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

						Deficit
					Note	Accumulated
			Additional	Common	Receivable	During the
	Common Stock		Paid-In	Stock	from	Development
	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Balances, December 31, 2003	614,782	613	1,510,026	-	-	(1,623,602)	(112,963)

Issuance of common stock for cash ($1.57 per share)	13,183	13	20,687	-	-	-	20,700
Issuance of common stock held in escrow	17,513	18	(18)				-
Common stock issued for services at $3.14 per share	4,521	5	14,195	-	-	-	14,200
Issuance of common stock in exchange for net assets in a recapitalization	1,351,250	1,351	2,967,649	-	(3,000,000)	-	(31,000)
Collections on note receivable from stockholder through September 30, 2004	-	-	-	-	971,051	-	971,051
Collections on note receivable from stockholder after September 30, 2004 (reflected as a current asset)	-	-	-	-	644,535	-	644,535
Net loss	-	-	-	-	-	(1,031,335)	(1,031,335)
Balances, September 30, 2004	2,001,249	2,000	4,512,539	-	(1,384,414)	(2,654,937)	475,188

Issuance of common stock and warrants for cash:
At $4.00 per share	356,250	356	1,424,644	-	-	-	1,425,000
At $8.00 per share (net of stock issuance costs)	618,125	618	4,882,996	-	-	-	4,883,614
Allocation of proceeds from sales of common stock to derivative financial instruments (warrants)	-	-	(3,461,500)	-	-	-	(3,461,500)
Allocation of proceeds from sale of common stock to derivative financial instruments ( registration rights)	-	-	(545,943)	-	-	-	(545,943)
Value attributable to consulting and director options	-	-	1,074,700	-	-	-	1,074,700
Issuance of common stock for certain property and equipment of MTel	43,183	43	748,157	-	-	-	748,200
Collections on note receivable from stockholder	-	-	-	-	1,384,414	-	1,384,414
Net loss	-	-	-	-	-	(7,417,935)	(7,417,935)

Balances, September 30, 2005	3,018,807	3,017	8,635,593	-	-	(10,072,872)	(1,434,262)

(Continued)

nFinanSe Inc. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

						Deficit
					Note	Accumulated
			Additional	Common	Receivable	During the
	Common Stock		Paid-In	Stock	from	Development
	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Balances, September 30, 2005	3,018,807	3,017	8,635,593	-	-	(10,072,872)	(1,434,262)

Derivative liability related to warrants exercised for common stock	-	-	5,254,468	-	-	-	5,254,468
Reclassify derivative portion for registration rights damages	-	-	(454,226)	-	-	-	(454,226)
Warrants exercised for common stock at $4.00 per share	618,125	618	2,471,882	-	-	-	2,472,500
Exercise of vested stock options	10,000	10	(10)	-	-	-	-
Issuance of additional common stock to principal of MTel	7,000	7	(7)	-	-	-	-
Issuance of common stock to consultant	10,000	10	(10)	-	-	-	-
Issuance of common stock in connection with registration rights penalties	101,345	102	652,523	-	-	-	652,625
Issuance of common stock for consultant services	58,750	59	453,175	-	-	-	453,234
Issuance of warrants to consultants	-	-	226,732	-	-	-	226,732
Employee stock based award activity	-	-	1,272,263	-	-	-	1,272,263
Cancellation of common stock received in litigation settlement with former employee	(2,500)	(2)	2	-	-	-	-
Correction of stock certificate	1	-	-	-	-	-	-
Issuance of common stock for shares in PBS	7,500	8	83,992	-	-	-	84,000
Reversal of investment in PBS	-	-	(83,992)	-	-	-	(83,992)
Record gain on warrants	-	-	(9,000)	-	-	-	(9,000)
Issuance of additional investment rights	-	-	600,000	-	-	-	600,000
Net loss	-	-	-	-	-	(14,789,641)	(14,789,641)

Balances, September 30, 2006	3,829,028	$3,829	$19,103,385	$-	$-	$(24,862,513)	$(5,755,299)

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2006	For the year ended September 30, 2005	For the period July 10, 2000 (date of incorporation) to September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,789,641)	$(7,417,935)	$(24,862,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	432,640	145,881	640,571
Provision for inventory obsolescence	494,393	-	494,393
Provision for bad debts	369,246	90,000	459,246
Amortization of intangible assets	-	8,850	15,485
Stock based compensation and consulting	1,952,229	1,088,200	4,052,715
Purchased in process research and development		-	153,190
Derivative (income) expense, net	(3,465,948)	1,620,686	(1,845,262)
Losses on debt extinguishments	5,137,817		5,137,817
Impairment of assets	741,401	212,000	996,555
Forgiveness of indebtedness as a result of litigation settlement	-	(50,000)	(50,000)
Amortization of discount on convertible promissory note	1,409,849	-	1,409,849
Changes in assets and liabilities, net:
Decrease (increase) in receivables	103,978	(417,141)	(2,314,343)
Decrease (increase) in inventories	(253,207)	(102,500)	(457,399)
Decrease (increase) in prepaid expenses and other current assets	36,968	(72,920)	(52,263)
Decrease (increase) in other assets	25,158	(34,103)	(40,914)
Increase (decrease) in assets of discontinued operations	1,790,325	(2,125,815)	1,790,325
Increase (decrease) in accounts payable and accrued liabilities	185,040	(42,237)	547,129
Increase (decrease) in accrued registration rights penalties	98,649		98,649
Increase (decrease) in deferred revenue	10,000	-	1,920,467
Increase (decrease) in liabilities of discontinued operations	(1,749,026)	1,967,867	(1,749,026)
NET CASH USED IN OPERATING ACTIVITIES	(7,470,129)	(5,129,167)	(13,655,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(491,991)	(643,516)	(1,283,756)
Investment in Product Benefits Systems Corporation	(15,737)	-	(15,737)
Notes receivable	-	(202,000)	(202,000)
Initial investment in Financial Services International, Inc.	-	(10,000)	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(507,728)	(855,516)	(1,516,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	4,067,250	-	4,165,162
Repayments of notes payable	(100,000)	-	(147,912)
Collections on note receivable from stockholder	-	2,028,949	3,000,000
Proceeds from the issuance of common stock (including subscribed stock)	2,472,500	6,308,614	9,091,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,439,750	8,337,563	16,108,427

			(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the year ended September 30, 2006	For the year ended September 30, 2005	For the period July 10, 2000 (date of incorporation) to September 30, 2006

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,538,107)	2,352,880	936,605

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,474,712	121,832	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$936,605	$2,474,712	$936,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,184	$4,159	$14,574
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of discontinued assets by issuance of stock	$-	$748,200	$818,200
Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$4,007,443	$4,007,443
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of common stock in lieu of cash payment of registration penalties	$652,625	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$100,000	$-	$100,000

See            See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc.) and those of its wholly owned subsidiary, MBI Services Group, LLC (collectively "we," "us," "our"). All significant intercompany accounts and balances have been eliminated in consolidation. We were incorporated under the laws of the state of Florida on July 10, 2000 and are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

In August 2004, we consummated a merger and recapitalization with Pan American Energy Corp (“PAEC”), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations, however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer and no goodwill or other intangible assets were recorded.

We were founded on July 10, 2000 and began developing a technology platform to enable us to sell debit cards to the unbanked and underbanked market. Typically, this market is primarily comprised of sub-prime, credit “challenged” consumers. Management identified that a major barrier to the acceptance and use of debit cards was the ability to load additional funds on the debit card. To address this issue, we shifted our focus during 2003 toward enhancing our network to enable customers to load funds directly onto their prepaid cards.

In May 2005, through our subsidiary, we commenced selling traditional prepaid phone cards in order to develop brand recognition within the sub-prime customer market. During fiscal 2006, we added Western Union and MoneyGram to our load network and signed an agreement with Discover® Financial Services, LLC to issue branded stored value cards (“SVCs”). During the quarter ended September 30, 2006, we made the decision to discontinue the low-margin prepaid phone card business and focus strictly on selling SVCs and expanding our load Network.

We currently operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards and promotional/incentive cards; and (ii) the nFinanSe Network, which is a network of load locations for SVCs.

Subsequent to year end, we increased our authorized shares from 170,000,000 to 200,000,000, and reduced our outstanding common shares via a 20 to 1 reverse stock split. As a result of this stock split, every twenty shares of our common stock outstanding as of the opening of trading on such date were combined into one share of our common stock. The reverse stock split affects all shares of common stock including those shares underlying outstanding stock options and warrants. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the changes as though they occurred at the date of our incorporation.

Discontinued Operations and Reclassifications

We account for discontinued operations using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Our financial statements for all periods presented have been restated to reflect the Prepaid Calling Card Business as a discontinued operation.

Revenue Recognition

We generate the following types of revenues:

•  Wholesale fees, which arise from sales and activation of our stored value cards.
•  Transaction fees, which arise from the use and loading of cash for stored value cards.
•  Maintenance fees, which arise from keeping the cards active on a monthly basis.

Our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “ Revenue Recognition in Financial Statements” (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for stored value cards sold through retail distribution are typically two days after the sale and activation of the cards for the face amount of the gift card and the load amount of the reloadable general spend cards. Our wholesale fees for the cards are payable each Monday for the sales of the previous week. Paycards and rewards card loads and fees are usually paid in advance. Transaction fees earned on use of the cards are settled daily. Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of our customers, and with the exception of some minimum cash balances, generally do not require collateral.

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

Inventories

At September 30, 2005, inventories consisted primarily of prepaid phone cards, and reloadable stored value cards. During the year ended September 30, 2006, primarily because of our decision to discontinue the prepaid phone card business, and because we determined various other inventories were defective (we attempted to receive credit for these inventories from the vendor without success), we recorded a provision for obsolescence of approximately $494,900, and at September 30, 2006, the balance of our inventories is zero. Prior to these write offs, inventories were charged to cost of goods sold using the first in first out method.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will secure an adequate amount of cash to continue as a going concern, that all long-lived assets are recoverable and that the resolution of various contingencies will not materially impact our consolidated financial statements. In addition, the liability resulting from accrued registration rights damages arises from a significant estimate as discussed in Note J. The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives, which range from three to ten years.

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (“FAS 144”) we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. During the years ended September 30, 2006 and 2005, we determined that certain impairment losses were necessary and charged operations for approximately $741,000 and $212,000, respectively. The 2005 losses arose primarily from our determination that a note receivable was not recoverable, whereas the 2006 impairment charge (which reduced the carrying value of certain telecom property and equipment to its estimated fair value as determined by our management) resulted from our decision to discontinue our prepaid phone card business as discussed above. In accordance with FAS 144, the 2006 impairment loss has been included in the loss from discontinued operations in the accompanying consolidated statement of operations. At September 30, 2006, we believe all of our remaining long-lived assets are recoverable.

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs approximated $138,000 and $113,000 during the years ended September 30, 2006 and 2005, respectively.

Research and Development

Research and development costs, which approximated $642,000 and $303,000 during the years ended September 30, 2006 and 2005, respectively, are expensed as incurred.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128 “Earnings per Share” (“FAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalent shares arise from options and warrants). Because of our net losses, none of these common stock equivalent shares have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard No. 109 “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise primarily from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid.

Convertible Debt and Equity Instruments Issued with Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements that generally require us to file registration statements with the Securities and Exchange Commission to register common shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants. The agreements typically require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common shares, options or warrants. We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

In connection with sales of our common stock during the fiscal year ended September 30, 2005, we granted certain registration rights that provided for liquidated damages in the event we failed to timely register the common stock for re-sale or maintain the effectiveness of that registration. Although the registration rights agreement did not provide for net-cash settlement, the existence of liquidated damages provided for a defacto net-cash settlement option. As a result, a portion of the common stock proceeds were initially reclassified from equity and included as a derivative financial instrument liability until such time as the conditions were eliminated. At the time the required registration statement became effective on June 15, 2006, the amount payable up to that date of approximately $206,000 was re-classified to Accrued Registration Rights Damages Payable and the portion of the estimated liability for future periods of approximately $454, 000 no longer payable as a result of effectiveness, was re-classified to equity. The liability is re-measured each reporting period and at September 30, 2006 the liability of approximately $204,000 relates to the estimated fair value of our liability related to our obligation to maintain the effectiveness of the registration.

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments”, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, and convertible debt.

The carrying values of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximate their respective fair values due to their short-term nature. The fair value of our Senior Secured Convertible Promissory Notes of $6,614,581 is also the carrying value of these instruments because they were recorded at their fair value when they were issued on September 29, 2006 in connection with the debt exchange transaction that is more fully discussed in Note K.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At September 30, 2006, our net accounts receivable did not represent a material credit risk. With respect to cash and cash equivalents, we frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlyings (e.g. interest rate, security price or other variable), require no or minimal initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments that are recorded as liabilities or, in rare instances, as assets are initially, and subsequently, measured at fair value.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we review the terms of our convertible debt and equity instruments to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to operations. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes-Merton option valuation model because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal factors and external market indicators. In addition, option based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income reflects the volatility in these estimate and assumption changes.

The following table illustrates the components of our derivative income (expense) during the years ended September 30, 2006 and 2005:

	2006	2005
Incremental fair value adjustments to derivative financial instruments	$5,502,444	$(1,620,686)
Day-one derivative losses (See Note K)	(2,036,496)	--

Totals	$3,465,948	$(1,620,686)

Stock - Based Compensation

Prior to January 1, 2006, we used Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”) to account for our stock based compensation arrangements. It amended the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by FAS No. 123 and amended by FAS No. 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we began applying Financial Accounting Standards No. 123 (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees. We have elected to apply FAS 123(R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effect of adopting this statement was to increase our net loss by approximately $1,272,000 during the year ended September 30, 2006.

With respect to non-employee stock options that vest at various times and have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Issue (“EITF”) No. 96-18. Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Impact of Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions.  FAS 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement.  The correction of an error will continue to require financial statement restatement.  A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary.  FAS 154 is effective for fiscal years beginning after December 31, 2005.  The adoption of this Statement is not expected to have a material impact on our financial condition or results of operations.

In June 2005, the EITF reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF Issue 05-6 is effective for periods beginning after June 29, 2005. Earlier application is permitted in periods for which financial statements have not been issued. The adoption of this Issue did not have an impact on our financial statements

In February 2006, the FASB issued Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Financial Instruments; an amendment of Financial Accounting Standard Nos. 133 and 140" (“FAS 155”), to simplify and make more consistent the accounting for certain financial instruments. FAS 155 amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. FAS 155 amends FAS 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our financials statements.

In March 2006, the FASB issued Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 156”). This statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  This statement is not expected to have a significant effect on our financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements as the Board previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute.

Accordingly, this Statement does not require us to develop or report any new fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This statement is not expected to have a significant effect on our financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” - , an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, “Employers’ Accounting for Pensions”, or FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” ; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement is not expected to have a significant effect on our financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses and negative cash flows from operations since our inception, and we also have various contingent liabilities that could adversely impact our cash availability if they are not resolved in our favor. In addition, and while we raised approximately $4,000,000 through sales of our preferred stock on December 28, 2006 (see Note N), we anticipate that we will need additional debt and/or equity capital to meet our operating commitments for the next twelve months. As such, our ability to continue as a going concern is contingent upon us being able to generate cash flow from operations and/or secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. There can be no assurance that we will be able to generate adequate proceeds from financings or that any such financings will be available on terms suitable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provisions for income taxes or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Assuming our net operating loss carryforwards are not disallowed by taxing authorities because of certain “change in control” provisions of the Internal Revenue Code, at September 30, 2006 we have net operating loss carryforwards of approximately $15.4 million for income tax purposes (the significant difference between our net operating carryforwards and our deficit arises primarily from the loss on derivative financial instruments and certain stock based and impairment expenses that are considered to be permanent differences between book and tax reporting ). These carryforwards expire in various years through the year ended September 30, 2026. Components of our net current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at September 30, 2006:

Net current deferred income tax asset:
Accounts payable and accrued liabilities	$208,700
Receivables (net of deferred revenues)	(4,500)
Other	(15,800)
Subtotal	188,400
Less valuation allowance	(188,400)
Net current deferred income tax asset	$-

Non-current deferred income tax asset:
Intangibles	$14,100
Net operating loss carry forward	5,807,500
Subtotal	5,821,600
Less valuation allowance	(5,821,600)

Non-current deferred income tax asset	$-

Our net current and non-current deferred income tax assets are not recorded in the accompanying consolidated balance sheet because we established valuation allowances to fully reserve such assets as their realization did not meet the required asset recognition standard established by FAS 109.

The total valuation allowance increased by approximately $3,601,000 during the year ended September 30, 2006.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2006:

Furniture, fixtures and equipment	$583,295
Computer software	206,812
Leasehold improvements	74,391
864,498
Less accumulated depreciation and amortization	(298,090)

Property and equipment - net	$566,408

NOTE E -OTHER RELATED PARTY TRANSACTIONS

At September 30, 2006, accounts payable and accrued liabilities include approximately $81,000 that is owed to various officers for accrued vacation and $38,000 owed to our directors.

During the year ended September 30, 2005, we engaged a construction company to remodel our office facility. Total amounts paid to this entity, which was partially owned by our President at such time, for these leasehold improvements approximated $59,000.

At September 30, 2005, property and equipment included telecommunications equipment having a cost of approximately $948,000 that was purchased from MTEL Communications, Inc (“MTEL”) on May 6, 2005. MTEL is a telecommunications provider that used the equipment to service its prepaid phone cards that were sold in foreign markets for calls back to the United States. We used the equipment to offer United States based prepaid phone cards. As consideration for the purchased assets, we paid $200,000 and issued 863,636 shares of our common stock, which stock had a value of $748,000. In connection with our decision to discontinue our prepaid phone card business (see Note A), we recognized an impairment loss of approximately $741,000 as of September 30, 2006. The remaining net book value of the assets of approximately $100,000 is included in Assets of discontinued telecom operations in the accompanying consolidated balance sheet. As discussed at Note I, this equipment was retuned to MTEL as part of a litigation settlement in December 2006.

At the time of the purchase of the MTEL assets, we engaged the founder and President of MTEL to provide certain consulting services to us under a consulting agreement that requires, at a minimum, monthly payments of $7,000 for a period of at least eighteen months. During the year ended September 30, 2005 and 2006, we paid approximately $35,000 and $100,000, respectively under this arrangement.

Subsequent to the date of the purchase of the MTEL assets we purchased approximately $690,000 of telecommunications services from MTEL.

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under operating lease agreements for our facilities through December 31, 2008. Future minimum lease payments under these leases are approximately as follows at September 30, 2006:

Years ending September 30,	Amounts

2007	$290,400
2008	198,900
2009	38,200

Total	$527,500

Rent expense included in loss from continuing operations for the years ended September 30, 2006 and 2005 approximated $274,000 and $182,500, respectively.

Employment Agreements

At September 30, 2006, we are obligated under the following employment agreements:

▪  An employment agreement with our Chairman of the Board of Directors and former chief executive officer. Pursuant to the agreement, he is to receive base annual compensation of $225,000 through December 31, 2007, as well as various vacation and medical benefits, a car allowance of $750 per month and annual bonuses ranging from 2.5 to 3.0% of net income. The agreement contains a takeover provision that requires us to pay the greater of $750,000, or an amount equal to 7.5% of any sale price in excess of $25,000,000 to him in the event a change in control occurs. If we terminate him without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for a period of twelve months.

▪  An employment agreement with our new Chief Executive Officer, which has a term from September 5, 2006 to December 31, 2008, pursuant to which he receives an annual salary of $235,000, and at the discretion of the Board of Directors, a bonus up to 75% of such salary. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, he received the right, privilege and option to purchase a number of shares of our common stock (the “Option Shares”) equal to 4.25% of the outstanding shares of our total issued stock, options and warrants as of the earlier of the following: (a) the date five days following the date we complete our next round of permanent financing following August 31, 2006, at a strike price equal to the market price on that date (which permanent financing was completed on

December 28, 2006 - see Note N); or (b) February 28, 2007, at a strike price equal to the market price on such date. The Option Shares are divided into 28 equal installments; the first six installments vesting on February 28, 2007, and an additional installment vesting on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of the officer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of the officer’s employment with us. He also receives a performance-based bonus and certain medical and other benefits. If we terminate him without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for the shorter of the remaining term of the agreement, or twelve months.

▪  An employment agreement with our Chief Financial Officer, which has a term from September 5, 2006 to December 31, 2008, pursuant to which he receives an annual salary of $185,000. The executive received the right, privilege and option to purchase a number of shares of our common stock (the “Option Shares”) equal to 2% of the outstanding shares of our total issued stock, options and warrants as of the earlier of the following: (a) the date five days following the date we complete our next round of permanent financing following August 31, 2006 at a strike price equal to the market price on that date (which permanent financing was completed on December 28, 2006 - see Note N); or (b) February 28, 2007 at a strike price equal to the market price on such date. The Option Shares are divided into 28 equal installments; the first six installments vesting on February 28, 2007, and an additional installment vesting on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of the officer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of the officer’s employment with us. He also receives a performance-based bonus and certain medical and other benefits. If we terminate him without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for the shorter of the remaining term of the agreement, or twelve months.

Service and Purchase Agreements

We have entered into three-year contracts with Discover, our card network, Palm Desert National Bank, our sponsoring bank and Metavante, our processor. Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante agreement does call for a minimum payment of $5,000 per month.

Pending or Threatened Litigation

We are involved in certain litigation in the normal course of business. We do not believe that the resolution of these matters will have a significant, adverse impact on our consolidated financial position and/or results of operations.

In addition, we have been threatened with litigation regarding certain matters. In one of these matters, counsel for the potential plaintiff provided us with a draft complaint and made a demand for $2,000,000, but then expressed an interest in settling for payment of $800,000. If litigation is ultimately filed, we will defend the matters vigorously. Because we do not believe these matters will have a material adverse effect on our consolidated financial position and/or results of operations, no effect has been given to any loss that may result from the resolution of these matters in the accompanying consolidated financial statements.

NOTE G - STOCK-BASED COMPENSATION

Issuances of Options in Fiscal 2005

During the year ended September 30, 2005, we engaged various consultants and other professionals to assist us. Pursuant to the agreements, we granted an aggregate of 126,250 options to these consultants at various prices, and recognized stock based compensation expense of approximately $1,039,200 in fiscal 2005.

In October 2004, we also granted options to purchase 35,000 shares of our common stock for $4.00 per share to the members of our Board of Directors as consideration for their service during the year ended September 30, 2005. The options, which vested on the date of grant, had a fair value of approximately $1.40 in excess of the exercise price on such date; accordingly we recognized $49,000 of stock based compensation as a result of the grant of these options in fiscal 2005.

Restricted Stock Issuances in Fiscal 2006

Restricted stock was issued to certain key consultants pursuant to their consulting agreements during the year ended September 30, 2006. The stock vested over the consulting terms of approximately one year. Certain portions of restricted stock grants vested immediately upon grant. These agreements were terminated prior to September 30, 2006 and a portion of the grants were forfeited as provided by the agreements. The following table summarizes the activity related to restricted stock issued to consultants during the year ended September 30, 2006:

Restricted stock outstanding as of September 30, 2005	-
Restricted stock granted to consultants	107,500
Restricted stock forfeited	(48,750)
Restricted stock vested	(58,750)

Unvested restricted stock as of September 30, 2006	-

Compensation expense related to restricted stock grants was approximately $453,000 for fiscal 2006. At September 30, 2006, we have no unrecognized compensation expense related to restricted stock grants.

Warrants issued to Consultants in 2006

During the year ended September 30, 2006, we issued 60,000 warrants to a consulting entity, which allow such entity to purchase a like number of our common shares for $5.00 per share. Subsequently, approximately 22,500 of these warrants were forfeited when we canceled the agreement (accordingly 37,500 warrants remain outstanding as of September 30, 2006; all of which are fully vested). The warrants expire at various times in 2011. We recognized approximately $226,700 of stock based consulting expense under this agreement in fiscal 2006.

NOTE H - STOCK OPTIONS

Issuance of Options

Our 2004 Stock Option Plan (the “2004 Plan”) provides for the issuance of up to 750,000 shares of common stock through the granting of stock options to employees, officers, directors, consultants, and advisors. Our board of directors has authority to determine awards and establish the exercise price. As of September 30, 2006, exclusive of 37,500 warrants discussed at Note G, there are a total of 728,600 options outstanding under the 2004 Plan, consisting of 654,792 options issued to employees and directors, and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2008.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used in the fiscal year ended September 30, 2006 were: risk free interest rates range from 4.18% to 5.30%, expected lives of 2 and 5 years, a 0% dividend yield rate, and expected volatilities ranging between .77 and 2.07. Assumptions used in the fiscal year ended September 30, 2005 were: risk free interest rates of 4.0% and 2.23%, average expected lives of 2 years, a 0% dividend yield rate, and expected volatility of .934 and 1.923.

On January 1, 2006, we adopted FAS 123(R) and, under modified prospective application, have included in stock-based compensation expense all new and modified awards and in addition compensation cost for the portion of existing awards for which requisite service had not been rendered. Had our compensation expense for stock-based awards previously been determined based upon fair values at the grant dates for awards under this plan, our net loss and net loss per share amounts for the year ended September 30, 2006, and 2005 would have been as follows:

		For the year ended September 30, 2006		For the year ended September 30, 2005
Net loss: As reported		$(14,789,641)		$(7,417,935)
Pro forma	$ $	(15,291,225)	$ $	(8,806,941)

Loss per share:
As reported		$(4.18)		$(3.02)
Pro forma		$(4.33)		$(3.58)

The following table describes our stock option activity for our employees and directors during the years ended September 30, 2006 and 2005 (see separate comments regarding consultant options below):

	Number of Options	Weighted average exercise price per share (priced at date of grant)

Outstanding at September 30, 2004	-	-
Granted	643,250	$8.98
Cancelled	(109,667)	$(8.32)
Outstanding at September 30, 2005	533,583	$9.10
Granted	191,625	$9.33
Cancelled	(70,417)	$11.34
Outstanding at September 30, 2006	654,791	$7.51

Options granted at or above market value in 2006	191,625

The following table summarizes information regarding options issued to employees and directors that are outstanding at September 30, 2006:

	Options outstanding to employees and directors			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share

$4.00-$ 14.00	628,541	3.8	$6.92	618,958	$6.89
$14.01-$24.00	20,000	3.6	$20.56	20,000	$20.56
$24.01-$ 32.00	6,250	2.0	$26.40	6,250	$26.40
	654,791	3.8	$7.52	645,208	$7.51

Contingent Options

As discussed in Note F, we have also awarded share-based payment arrangements to our Chief Executive Officer and Chief Financial Officer. We follow the guidance of FAS 123(R) in our accounting for these awards. This standard provides that the grant-date fair value of these awards is to be recognized as compensation cost over the requisite service periods. Because we just completed permanent financing on December 28, 2006, the exercise price of the options will not be known until the first week of January 2007. Commencing on the grant date, we will recognize as compensation cost, over the period (if any) to February 28, 2007, 6/28 of the fair value as of the grant date of the actual number of options issued, with the remaining 22/28 being recognized ratably over each of the 22 months ending December 31, 2008.

At September 30, 2006, we had a total of 4,610,069 shares of common stock and options and warrants outstanding.  Based on 6.25% of that number, the awards would provide options on 288,130 shares.  Since we completed a permanent financing on December 28, 2006 (see Note N), another 582,952 options will be granted to these officers (6.25% of 9,327,230 preferred shares). The actual compensation that will result from these awards has not yet been definitively determined as the grant date will not occur until the first week of January 2007 ((i.e. five business days after the date the permanent financing was obtained), however based on the closing price of our stock on December 28, 2006, such compensation expense is expected to be at least $800,000 as a result of the options discussed herein.

Consultant Options

As mentioned at Note G, in addition to the employee and director options included in the table above, we have granted a total of 126,250 options to consultants. During the period ended June 30, 2006, one of these consultants exercised 10,000 options and as of September 30, 2006, there were 73,808 outstanding options that have been issued to consultants. The options are fully vested and have an average exercise price of $10.18.

NOTE I - SETTLEMENT OF LITIGATION

On November 8, 2004, we settled certain litigation in which we were the plaintiff. As consideration for such settlement, we received forgiveness of notes payable totaling $50,000, cash of $10,000 and process management software certified for use by MasterCard International. The proceeds of the settlement were reflected as other income in the first quarter of fiscal 2005.

At September 30, 2005, we were involved in litigation with a former employee. There were many issues between the parties, including the former employee's claim of damages in excess of $6,000,000. The former employee also made a claim outside of the litigation that he was entitled to pre-merger shares valued at approximately $5,200,000. We paid cash of $75,000 to settle this litigation in 2006.

At September 30, 2006 we were involved in litigation with MTEL Communications and Miguel Vasquez, its founder. The dispute involved an agreement to purchase assets and a consulting agreement, both related to the recently discontinued telecom operations. On November 22, 2006 the parties agreed to settle all matters and we agreed to return certain discontinued telecom operations assets which had a carrying value of $100,000 (after the impairment loss discussed at Note A). The value of this settlement is reflected as an expense in Discontinued Telecom Operations as of September 30, 2006.

NOTE J - PRIVATE PLACEMENTS OF COMMON STOCK

During the year ended September 30, 2005, we completed two private placements of our common stock as follows:

▪	In December 2004, we completed a private placement of 356, 250 of shares of our common stock (the “Shares”) to certain accredited investors for $1,425,000.

▪
In July 2005, we completed the private placement of 618,125 shares of our common stock to certain accredited investors for $4,945,000 in an offering, agreed to on June 17, 2005. The purchasers also received a warrant exercisable for two years to purchase one (1) share of common stock for $12.00 per share for each share of common stock purchased. This price was subsequently decreased to $4.00 per share. All such warrants have been exercised as of September 30, 2006.

We agreed to register the shares and the shares underlying the warrants, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and warrants. Because we were not successful in registering the shares in the agreed upon time frame, we have incurred cumulative penalties of $652,625 through September 30, 2006.

The penalties incurred to date were settled as follows:

▪
In March 2006, we issued 39,531 unregistered shares of our common stock in settlement of $158,125 in accrued penalties for the common stock sold by us in December 2004. The agreement to issue these shares stipulated that penalties related to this issuance of stock will no longer accrue after February 17, 2006.

▪
In March 2006, we issued 61,814 unregistered shares of our common stock in settlement of $494,500 in accrued penalties for the common stock sold by us in June 2005. The agreement to issue these shares stipulated that penalties related to this issuance of stock continued to accrue until such time that the shares and warrants were registered, which registration became effective in June 2006.

The agreements require that we maintain the effectiveness of the registration statement until two years after the shares were originally sold to the investors, at which point the shares may be freely sold by them without registration. As of September 30, 2006, the maximum potential penalties under such agreements were approximately $1,700,000. As discussed in Note A, approximately $204,000 has been reflected as a liability as of September 30, 2006 based on an estimate of the weighted probability of our failure to maintain effectiveness.

NOTE K - CONVERTIBLE PROMISSORY NOTES AND EXCHANGE TRANSACTIONS

Interim Financing

During the third and fourth quarters of fiscal 2006, we issued $1,150,000 of 9.0% Convertible Promissory Notes, plus warrants to purchase 4,269,000 shares of our common stock, that was intended as interim financing (the “Interim Financing”).

We evaluated the terms of the convertible promissory notes and warrants issued in connection with the Interim Financing and concluded that equity classification was not afforded the warrants and certain derivative features embedded in the convertible promissory notes. In these instances we are required to carry the financial instruments at fair values on our balance sheet and record fair value adjustments in our income. Accordingly, we allocated proceeds from the Interim Financing to the detachable warrants and to a compound derivative embedded in the convertible promissory notes in the amounts of $1,333,836 and $274,400, respectively, based upon the fair values of these financial instruments. This allocation resulted in a day-one loss amounting to $458,236 because the aggregate fair values of the derivative financial instruments of $1,608,236 exceeded the gross proceeds received from the financing of $1,150,000. As a result, the convertible promissory notes were originally recorded at zero and the discount from the face amount of the convertible promissory notes is being amortized to operations through periodic charges to interest expense using the effective interest method. Amortization of this debt discount associated with the Interim Financing amounted to 1,085,340 during the period from transaction inception until the exchange transaction described below.

Additional Financing

On August 11, 2006, we issued additional debt financing in the form of 9.0% Senior Secured Convertible Promissory Notes with a face value of $2,900,000, plus warrants to purchase 580,000 shares of our common stock (the “Additional Financing”). Additionally, $1,050,000 plus accrued interest of $17,250 related to the aforementioned Interim Financing were converted into the new financing for a total face value of $3,967,250. The remainder of the interim financing of $100,000 was repaid.

We evaluated the terms of the Senior Secured Convertible Promissory Notes and warrants issued in connection with the Additional Financing and concluded that equity classification was not afforded the warrants and certain derivative features embedded in the convertible promissory note. We also evaluated the exchange of the Interim Financing debt instruments for instruments issued in the Additional Financing and concluded that the Interim Financing balances required extinguishment. Accordingly, we allocated proceeds from Additional Financing to the detachable warrants and a compound derivative embedded in the promissory notes in the amounts of $3,207,860 and $1,270,400, respectively, based upon the fair values of these financial instruments. Because the aggregate fair values of these derivative instrument liabilities of $4,478,260 exceeded the gross proceeds of $2,900,000, we recognized a day-one loss amounting to $1,578,260.

We also evaluated the exchange of the Interim Financing debt instruments for instruments issued in the Additional Financing and concluded that the Interim Financing balances required extinguishment. We recognized fair values for the new convertible debt, derivative warrants and a compound derivative embedded in the new note of $1,106,699, $1,238,864 and $512,280, respectively. Because the aggregate fair values of these instruments of $2,857,843 exceeded the carrying values of the Interim Financing notes and warrants that were exchanged, as well as the compound embedded derivative, we recognized an extinguishment loss of $482,814. The resulting discount from the face value of the Notes is (was) being amortized to operations through periodic charges to interest expense using the effective interest method until the date of their conversion to preferred stock in December 2006 - see Note N. Amortization of debt discount associated with the Additional Financing amounted to $348,398 during the period from inception until the exchange transaction described below.

Exchange Transaction

On September 29, 2006, we entered into an exchange agreement with the note holders whereby all the convertible promissory notes and warrants issued in the Additional Financing were exchanged for new 9.0% Senior Secured Convertible Promissory Notes with a face value of $3,967,250 and certain Additional Investment Rights (“AIR”) to purchase an additional $1,000,000 face value of Convertible Notes with the same terms and conditions as discussed below (the “Exchange Transaction”). Prior to their exchange for preferred stock on December 28, 2006 (see Note N), the notes had a maturity date of June 30, 2007. Because of this subsequent exchange the notes have been reflected as non-current in the accompanying consolidated balance sheet.

As part of the Exchange Transaction, we also gave the investors the right, exercisable within 90 days, to acquire from us at face value, additional Senior Secured Convertible Promissory Notes, with the same terms and conditions as the existing notes, but with an aggregate face amount of $1,000,000 (the “Additional Notes”). The investors also gave us the right, exercisable within 90 days, to require the investors to purchase the Additional Notes. On November 8, 2006, the investors exercised their right to purchase the Additional Notes for their face amount of $1,000,000.

We entered into the Exchange Transaction in order to establish a fixed conversion price for the notes, remove the anti-dilution provisions of the notes and to eliminate the warrants that previously existed. Because the new notes are convertible into a fixed number of shares of our common stock, they are afforded the “Conventional Convertible Debt” exemption in EITF Issue 00-19 and, accordingly, the embedded conversion option is not required to be bifurcated and accounted for at fair value as a derivative instrument liability.

Although the Exchange Transaction was affected with existing debt holders and similar face values and interest rates were present, we determined that other material changes to the financial instruments resulted in an extinguishment of the Additional Financing instruments as provided in current accounting standards. Accordingly, we have recorded the newly issued Convertible Notes and AIR at their fair values, which was estimated to be $6,614,583 and $600,000, respectively, and which resulted in an extinguishment loss of $4,655,003. The resulting premium will be amortized to income through periodic credits to interest expense using the effective interest method. No amortization of this premium was recorded in the accompanying financial statements, because the Exchange Transaction occurred at the end of our current fiscal year.

NOTE L - INVESTMENT IN PRODUCT BENEFITS SYSTEMS CORPORATION

At June 30, 2006, we had a non-marketable investment of approximately $99,000 in a private company, Products Benefits Systems Corporation (“PBS”). As part of the arrangement, 150,000 shares of our common stock were exchanged for 700,000 shares of PBS stock. Since this ownership position represented less than 10% of the outstanding stock of PBS, and because we could not exercise significant influence over the finances and operations of PBS, we accounted for our investment using the cost method. Subsequent to September 30, 2006, the parties agreed to unwind the transaction, and each of us received a return of our common shares. As such, and because the conditions giving rise to this event existed at September 30, 2006, the investment, and related increase in additional paid in capital, have been eliminated in the accompanying September 30, 2006 consolidated balance sheet.

NOTE M - DISCONTINUED OPERATIONS

We originally made the decision to enter the prepaid phone card business in order to gain exposure with the targeted consumer group for our stored value cards. The phone card operation struggled with low and non-existent margins and unacceptable operating losses which were draining resources from our core stored value card business, Additionally, we had re-directed our strategy on the retail sale of stored value cards by focusing on established prepaid card distributors who provide direct channels into large numbers of retail outlets for sale and loading of our stored value cards and making the continued offering of prepaid phone cards an unnecessary component of our sales strategy. Accordingly, we made the decision to abandon this line of business in the fourth quarter of 2006. As a result, the results of telecom operations have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Loss from discontinued operations”. We recorded a $741,000 impairment loss on the assets of the discontinued operation and the assets are carried at estimated fair value on the balance sheet as a single line item entitled “Assets of discontinued telecom operations”. The liabilities associated with the discontinued operations are shown on the balance as “Liabilities of discontinued telecom operations”.

NOTE N - OTHER SIGNIFICANT SUBSEQUENT EVENTS

Subsequent to September 30, 2006, we issued an additional $1,200,000 of Senior Secured Convertible Promissory Notes (the “Notes”). On December 28, 2006, we completed the exchange of these Notes, as well as those existing at September 30, 2006, in the aggregate amount of $5,327,930 of principal and accrued interest, into 5,327,930 shares of our Series A Convertible Preferred Stock. Pursuant to the terms of the exchange, all of these notes were surrendered and cancelled as consideration for the shares of such stock, which are convertible into one share of our common stock at a conversion rate of $1.00 per share. Because the Notes were converted to equity, we have reflected them as non-current in the accompanying consolidated balance sheet.

Further, in a private placement occurring concurrently with the exchange, we sold an additional 4,000,000 shares of the aforementioned Series A Convertible Preferred Stock for aggregate gross proceeds of $4,000,000, to certain accredited investors, including investors who had been holders of the Notes.

After the transactions described above, the outstanding balance of the Notes is zero and we have 9,327,930 shares of Series A Convertible Preferred Stock outstanding.

End of financial statements.