Form 10QSB
period 2007-02-09
nFinanSe Inc.
filed 2007-02-13
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended __________________

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from OCTOBER 1, 2006 to DECEMBER 30, 2006

Commission File Number 000-33389

nFinanSe Inc.

(Exact name of small Business Issuer as specified in its charter)

Nevada	65-1071956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6015 31st Street East
Bradenton, Florida	34203
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(941) 753-2875

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,821,487 shares of $0.001 par value Common Stock outstanding as of February 12, 2007

Transitional Small Business Disclosure Format (Check one):

Yes	No	X

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheet (unaudited) as of December 30, 2006	3
Consolidated Statements of Operations (unaudited) for the three months ended December 30, 2006 and December 31, 2005, and the period July 10, 2000 (date of incorporation) to December 30, 2006	4
Consolidated Statements of Cash Flows (unaudited) for the three months ended December 30, 2006 and December 31, 2005, and the period July 10, 2000 (date of incorporation) to December 30, 2006	5
Notes to Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis or Plan of Operation.	20
Item 3: Controls and Procedures.	27
PART II - OTHER INFORMATION	27
Item 1. Legal Proceedings.	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3. Defaults Upon Senior Securities.	29
Item 4. Submission of Matters to a Vote of Security Holders.	30
Item 5. Other Information.	31
Item 6. Exhibits.	31

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,186,623
Receivables:
Accounts (net of allowance for doubtful accounts of $0)	56,297
Other	1,853
Prepaid expenses and other current assets	478,932
Total current assets	4,723,705

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $354,792)	570,180

OTHER ASSETS	84,262

TOTAL	$5,378,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$786,055
Deferred revenues	60,000
Liabilities of discontinued operations	90,411
Total current liabilities	936,466

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock - $.001 par value: 25,000,000 shares authorized; 9,327,934 issued and outstanding with a liquidation value of approximately $9,327,000	9,328
Common stock - $0.001 par value: 200,000,000 shares authorized; 3,821,487 shares issued and outstanding	3,822
Additional paid-in capital	31,008,114
Deficit accumulated during the development stage	(26,579,583)
Total stockholders’ equity	4,441,681

TOTAL	$5,378,147

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended December 30, 2006	For the three months ended December 31, 2005	For the period July 10, 2000 (inception) to December 30, 2006

Net Sales	$19,518	$39,885	$1,173,405
Cost of Goods Sold	24,237	37,368	1,216,291

Gross Margin (Deficiency)	(4,719)	2,517	(42,886)

Operating Expenses:
Employee compensation and benefits:
Stock based	125,056	(2,532)	1,397,319
Other	924,607	824,939	7,058,775
Professional and consulting fees
Stock based	-	-	2,780,452
Other	340,522	524,152	3,245,211
Selling and marketing	67,601	42,414	413,857
Occupancy and equipment	167,181	155,517	1,367,713
Travel and entertainment	81,423	41,823	374,401
Impairment of assets	-	-	255,154
Purchased in process research and development	-	-	153,190
Other	79,645	157,111	974,736
Total Operating Expenses	1,786,035	1,743,424	18,020,808

Loss from Operations	(1,790,754)	(1,740,907)	(18,063,694)

Other Income (Expense):
Interest expense	(169,698)	(1,501)	(1,686,225)
Interest income	868,540	6,009	956,771
Gain on derivative instruments	-	634,911	1,845,262
Gain (loss) on debt extinguishment	452,299	-	(4,685,518)
Registration rights penalties	-	(209,718)	(98,649)
Loss on sale of assets	(30,001)	-	(30,001)
Other	-	-	(91,098)
Total other income (expense)	1,121,140	429,701	(3,789,458)

Loss from continuing operations	(669,614)	(1,311,206)	(21,853,152)
Loss from discontinued operations	(47,456)	(659,658)	(3,726,431)

Net Loss	(717,070)	(1,970,864)	(25,579,583)
Dividends on Series A Convertible Preferred Stock	(1,000,000)	-	(1,000,000)
Net loss attributable to common shareholders	$(1,717,000)	$(1,970,864)	$(26,579,583)

Net Loss Per Share - Basic and Diluted:
Continuing Operations (including dividends on preferred stock	$(.44)	$(.63)
Discontinued Operations	$(.01)	$(.31)
Total Net Loss Per Share	$(.45)	$(.94)
Weighted Average Number of Shares Outstanding	3,826,417	2,098,058

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended December 30, 2006	For the three months ended December 31, 2005	For the period July 10, 2000 (inception) to December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(717,070)	(1,970,864)	$(25,579,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,501	94,889	701,072
Provision for inventory obsolescence	-	-	494,393
Provision for bad debts	2,726	125,139	461,972
Amortization of intangible assets	-	-	15,485
Non-cash interest expense	169,171	-	1,579,020
Amortization of premium on senior secured convertible promissory notes	(863,049)	-	(863,049)
Stock based compensation and consulting	125,056	(2,532)	4,177,771
Purchased in-process research and development	-	-	153,190
Gain on derivative financial instruments	-	(634,911)	(1,845,262)
Gain (loss) on debt extinguishment	(452,299)	-	4,685,518
Loss on disposal of assets	30,001	-	30,001
Impairment of assets	-	-	996,555
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Changes in assets and liabilities, net:
Receivables	(46,269)	(16,462)	(360,362)
Inventories	-	(198,102)	(354,777)
Prepaid expenses and other current assets	(437,114)	(71,503)	(478,934)
Other assets	(1,000)	(27,038)	(29,413)
Assets of discontinued operations	106,431	(1,851,044)	(229,060)
Accounts payable and accrued and other liabilities	383,746	624,443	873,475
Accrued penalties - registration rights	-	-	98,649
Deferred revenue	50,000	-	60,000
Liabilities of discontinued operations	(131,431)	1,768,150	87,410
NET CASH USED IN OPERATING ACTIVITIES	(1,720,600)	(2,159,835)	(15,375,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(86,782)	(113,803)	(1,370,538)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Note Receivable	-	-	(202,000)
Initial investment in Financial Services International, Inc.	-	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
Purchase of assets by discontinued telecom operations	-	(82,274)	-
NET CASH USED IN INVESTING ACTIVITIES	(86,782)	(196,077)	(1,603,275)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	For the three months ended December 30, 2006	For the three months ended December 31, 2005	For the period July 10, 2000 (inception) to December 30, 2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	4,000,000	-	4,000,000
Payment for stock issuance costs	(142.600)	-	(142,600)
Proceeds from borrowings	1,200,000	-	5,365,162
Repayments of notes payable	-	-	(147,912)
Collection of note receivable from stockholder	-	-	3,000,000
Proceeds from the issuance of common stock (including subscribed stock)	-	1,822,500	9,091,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,057,400	1,822,500	21,165,827

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,250,018	(533,412)	4,186,623

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	936,605	2,474,712	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,186,623	$1,941,300	$4,186,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$527	$1,501	$15,101
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$-	$-	$818,200

Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$346,761	$4,007,443
Dividend on Series A Convertible Preferred Stock	$1,000,000	$-	$1,000,000

Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations - see Note A	$-	$-	$2,969,000

Issuance of common stock in lieu of cash payment of registration Penalties	$-	$-	$652,625
Conversion of Senior Secured Convertible Promissory Notes and Accrued interest payable to Series A Convertible Preferred Stock	$5,327,934	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc., which was incorporated under the laws of the State of Florida on July 10, 2000) and those of its wholly owned subsidiary, MBI Services Group, LLC (collectively "we," "us," "our"). All significant intercompany accounts and balances have been eliminated in consolidation. We are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

We began developing a technology platform to enable us to sell debit cards to the unbanked and underbanked market. Typically, this market is primarily comprised of sub-prime, “credit challenged” consumers. Management identified that a major barrier to the acceptance and use of debit cards was the ability to load additional funds on the debit card. To address this issue, we shifted our focus during 2003 toward enhancing our network to enable customers to load funds directly onto their prepaid cards.

In August 2004, we consummated a merger and recapitalization with Pan American Energy Corp (“PAEC”), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations, however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer and no goodwill or other intangible assets were recorded. At the time of our merger with PAEC, we changed our fiscal year end from December 31 to September 30. At the Special Stockholder's Meeting held on November 15, 2006, our fiscal year end was changed to the Saturday closest to December 31 of each year. Accordingly, the accompanying financial statements are as of December 30, 2006 and for the three month periods ended December 31, 2005 and December 30, 2006.

In May 2005, through our subsidiary, we commenced selling traditional wholesale telecommunications services. During the fiscal year of 2005, we launched prepaid phone cards in order to develop brand recognition within the sub-prime customer market. During fiscal 2006, we added Western Union and MoneyGram to our load network and signed an agreement with Discover Financial Services, LLC to issue branded stored value cards (“SVCs”). During the quarter ended September 30, 2006, we decided to discontinue the low-margin prepaid phone card business and focus strictly on selling SVCs and expanding our load network.

We currently operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards and promotional/incentive cards; and (ii) the nFinanSe Network, which is a network of load locations for SVCs.

During the quarter ended December 30, 2006, we increased our authorized shares of common stock from 170,000,000 to 200,000,000, and reduced our shares of outstanding common stock via a 1-for-20 reverse stock split. As a result of this reverse stock split, every twenty shares of our common stock outstanding as of the opening of trading on December 26, 2006 were combined into one share of our common stock. The reverse stock split affected all shares of outstanding common stock including those shares underlying outstanding stock options and warrants. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split as though it occurred at the date of our incorporation.

Discontinued Operations and Reclassifications

We account for discontinued operations using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, the results of telecom operations have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Loss from discontinued operations” for each period presented. During the year ended September 30, 2006, we recorded a $741,000 impairment loss on the assets of the discontinued operation, and as of such date, we had approximately $100,000 of remaining telecom assets that were being carried at estimated fair value on the balance sheet as a single line item entitled “Assets of discontinued telecom operations.” Substantially all of these assets were returned to the entity from which they were purchased as part of a litigation settlement in December 2006 (see Note C.)

Revenue Recognition

We generate the following types of revenues:

•  Wholesale fees, which arise from sales and activation of our SVCs.
•  Transaction fees, which arise from the use and loading of cash for SVCs.
•  Maintenance fees, which arise from keeping the SVCs active on a monthly basis.

Our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for SVCs sold through retail distribution are typically two days after the sale and activation of the cards for the face amount of the gift card and the load amount of the reloadable general spend cards. Our wholesale fees for the cards are payable each Monday for the sales of the previous week. Paycards and rewards card loads and card load fees are usually paid in advance. Transaction fees earned on use of the cards are settled daily and paid monthly.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of our customers and, with the exception of some minimum cash balances, generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account and related bad debts are based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are charged to cost of goods sold using the first in first out method.

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

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”), we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. At December 30, 2006, we believe all of our long-lived assets are recoverable.

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs approximated $5,400 and $37,700 during the three months ended December 30, 2006 and December 31, 2005, respectively.

Research and Development

Research and development costs, which approximated $220,000 and $188,000 during the three months ended December 30, 2006 and December 31 2005, respectively, are expensed as incurred.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128 “Earnings per Share” (“FAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of FAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our convertible preferred stock by the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common stock and common stock equivalent shares outstanding during the period (common stock equivalent shares arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalent shares have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

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

Convertible Debt and Equity Instruments Issued with Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements that generally require us to file registration statements with the Securities and Exchange Commission to register common stock shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common stock shares previously sold under an exemption from registration or to register common stock shares that may be issued on exercise of outstanding options or warrants. The agreements typically require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common shares, options or warrants. We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by FASB Staff Position FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments,” consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

The carrying values of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximate their respective fair values due to their short-term nature.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At December 30, 2006, our net accounts receivable did not represent a material credit risk. With respect to cash and cash equivalents, we frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities,” consist of financial instruments or other contracts that contain a notional amount and one or more underlying terms (e.g. interest rate, security price or other variable), require no or minimal initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments that are recorded as liabilities or, in rare instances, as assets are initially, and subsequently, measured at fair value.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we review the terms of our convertible debt and equity instruments to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. As of December 30, 2006, we do not have any derivative financial instruments.

Stock - Based Compensation

Prior to January 1, 2006, we used Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”) to account for our stock based compensation arrangements. It amended the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by FAS No. 123 and amended by FAS No. 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we began using Financial Accounting Standards No. 123, “Share-Based Payments” (“FAS 123(R)”) to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared based payments such as stock options granted to employees. We have elected to apply FAS 123(R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The effect of adopting this statement was to increase our net loss by approximately $125,000 during the three months ended December 30, 2006. Our net loss and net loss per share amounts would have been as follows during the quarter ended December 31, 2005 if our compensation expense for stock-based awards issued during such quarter would have been determined based upon fair values at the grant dates for such awards:

Net loss: As reported	$(1,970,864)
Pro forma	$(2,210,372)

Loss per share from Continuing Operations:
As reported	$(.63)
Pro forma	$(.80)

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

Reclassifications

Certain amounts in the prior period and inception to date financial statements have been reclassified to conform to the current period presentation.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred significant losses and negative cash flows from operations since our inception, and we also have various contingent liabilities that could adversely impact our cash availability if they are not resolved in our favor. While we raised approximately $4,000,000 through sales of our Series A Convertible Preferred Stock on December 28, 2006 before consideration of stock issuance costs, we anticipate that we will need additional debt and/or equity capital to meet our operating commitments for the next twelve months. As such, our ability to continue as a going concern is contingent upon us being able to generate cash flow from operations and/or secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate. There can be no assurance that we will be able to generate adequate proceeds from financings or that any such financings will be available on terms suitable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - DISPOSAL OF PROPERTY AND EQUIPMENT

At September 30, 2005, property and equipment included telecommunications equipment having a cost of approximately $948,000 that was purchased from MTEL Communications, Inc. (“MTEL”) on May 6, 2005. As consideration for the purchased assets, we paid $200,000 and issued 863,636 shares of our common stock (which stock had a value of $748,000) to MTEL. In connection with our decision to discontinue our prepaid phone card business (see Note A), we recognized an impairment loss on this equipment of approximately $741,000 at September 30, 2006. The remaining assets, having a net book value of approximately $100,000, were returned to MTEL as part of a litigation settlement in December 2006.

NOTE D - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under operating lease agreements for our facilities through December 31, 2008. Future minimum lease payments under these leases are approximately as follows at December 30, 2006:

Year ending December	Amounts

2007	$290,400
2008	164,400

Total	$454,800

Rent expense included in loss from continuing operations for the quarters ended December 30, 2006 and December 31, 2005 approximated $71,700 and $72,000, respectively.

Employment Agreements

At December 30, 2006, we were obligated under the following employment agreements:

▪
An employment agreement with our Chairman of the Board of Directors and former chief executive officer, Clifford Wildes, which was terminated on January 29, 2007. As consideration for such termination, and accrued vacation owed to Mr. Wildes of approximately $90,000, we have agreed to pay him a total sum of $250,000 over a period of six months.

▪
An employment agreement with our Chief Executive Officer, Jerry R. Welch, which has a term from September 5, 2006 to December 31, 2008, pursuant to which he receives an annual salary of $235,000, and at the discretion of the Board of Directors, a bonus up to 75% of such salary. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in a fair value of $1.40 per share. Accordingly, we will be required to recognize stock based compensation of approximately $845,000 over the vesting period of these options. The grant was equal to 4.25% of the outstanding shares of our total issued stock, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments; the first six installments vesting on February 28, 2007, and an additional installment vesting on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for the shorter of the remaining term of the agreement, or twelve months.

▪
An employment agreement with our Chief Financial Officer, Raymond Springer, which has a term from September 5, 2006 to December 31, 2008, pursuant to which he receives an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in a fair value of $1.40 per share Accordingly, we will be required to recognize stock based compensation of approximately $400,000 over the vesting period of these options. This grant was equal to 2.0% of the outstanding shares of our total issued stock, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments; the first six installments vesting on February 28, 2007, and an additional installment vesting on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for the shorter of the remaining term of the agreement, or twelve months.

Service and Purchase Agreements

    We have entered into three-year contracts with Discover Financial Services, LLC, our card network, Palm Desert National Bank, our sponsoring bank and Metavante, our processor. Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante agreement does call for a minimum payment of $5,000 per month.

    Pending or Threatened Litigation

We have been threatened with litigation whereby counsel for the potential plaintiff provided us with a draft complaint and made a demand for $2,000,000, but then expressed an interest in settling for payment of $800,000. If litigation is ultimately filed, we will defend the matter vigorously. Although the outcome of this matter is uncertain, whether or not it is litigated, we do not believe it will have a material adverse effect on our consolidated financial position and/or results of operations. Accordingly, no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

In addition, we are involved in certain litigation in the normal course of business. We do not believe that the resolution of these matters will have a significant, adverse impact on our consolidated financial position and/or results of operations.

Accrued Registration Rights Penalties

In July 2005, we completed the private placement of 618,125 shares of our common stock and warrants to purchase 618,125 shares of our common stock to certain accredited investors for an aggregate purchase price of $4,945,000. The warrants had an initial price of $12.00 per share for each share of common stock purchased, however this price was subsequently decreased to $4.00 per share. All such warrants had been exercised as of December 30, 2006.

We agreed to register the shares and the shares underlying the warrants purchased in these offerings, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and shares underlying the warrants, which registration became effective in June 2006. We are required to maintain the effectiveness of the registration statement until two years after the shares and warrants were originally sold to the investors, at which point the shares may be freely sold without registration. At December 30, 2006, the maximum potential penalties we could incur under this arrangement approximated $600,000. However, in accordance with SFAS 5, the balance of this liability is zero as of December 30, 2006 because we do not believe the potential to incur any such penalties is probable at this time.

NOTE E - STOCK OPTIONS AND WARRANTS

Our 2004 Stock Option Plan (the “2004 Plan”) provides for the issuance of up to 750,000 shares of common stock through the granting of stock options and/or equity-based instruments to employees, officers, non-employee directors, consultants, and advisors. Our board of directors has authority to determine awards and establish the exercise prices. As of December 30, 2006, exclusive of the warrants discussed below, there were712,433 options outstanding under the 2004 Plan, consisting of 638,625 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2008.  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used in the quarter ended December 31, 2005 were: risk free interest rates of 4.0% and 2.23%, average expected lives of 2 years, a 0% dividend yield rate, and expected volatility of .934 and 1.923. No options were granted in the quarter ended December 30, 2006.

The following table describes our stock option activity for our employees and non-employee directors during the quarter ended December 30, 2006 (see separate comments regarding options issued in January 2007, and consultant options and warrants below):

	Number of Options	Weighted average exercise price per share (priced at date of grant)

Outstanding at September 30, 2006	654,791	$7.44
Granted	-	$-
Cancelled	(16,166)

Outstanding at December 30, 2006	638,625

Options granted at or above market value during the three months ended December 30, 2006	-

The following table summarizes information regarding options issued to employees and directors that are outstanding at December 30, 2006:

	Options outstanding to employees and non-employee directors			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$4.00-$ 14.00	612,375	3.6	$6.83	538,083	$6.68
$14.01-$24.00	20,000	3.3	$20.98	13,750	$20.98
$24.01-$ 32.00	6,250	1.8	$26.40	6,250	$26.40
	638,625	3.7	$7.63	558,003	$7.26

Consultant Options

At September 30, and December 30, 2006, we had 73,808 outstanding options that have been issued to consultants. The options are fully vested and have an average exercise price of $10.18.

Outstanding Warrants

At September 30, and December 30, 2006, we have 37,500 warrants outstanding which allow the holder to purchase a like number of our common shares for $5.00 per share. The warrants are fully vested and expire at various times in 2011.

Subsequent Option Grants

In addition to the options issued to our President and Chief Financial Officer in January 2007 (see Note D), on January 18, 2007 our Board of Directors granted 302,500 stock options having a strike price of $1.50 per share (market value on date of grant) to other personnel. When using Black Scholes, the value of these options is approximately $1.40 per share. Accordingly, we will be required to record stock based compensation expense of approximately $424,000 over the vesting period of the options. These options will vest 12/36th on January 18, 2008 and 1/36th per month thereafter.

New Stock Option Plan

Our Board of Directors have approved the adoption of a new stock option plan called the “2007 Omnibus Equity Compensation Plan” for 2.3 million shares which is subject to stockholder approval at our annual meeting set for March 1, 2007.  All option grants subsequent to December 30, 2006 were granted under this plan.

NOTE F - OTHER SIGNIFICANT CURRENT PERIOD EVENTS

At September 30, 2006, we had $3,967,250 of senior secured convertible promissory notes payable outstanding which we recorded at a $2,647,331 premium resulting in a carrying value of $6,614,581. The notes earned interest at 9.0%, and prior to their exchange for Series A Convertible Preferred Stock on December 28, 2006, had a maturity date of June 30, 2007. We amortized $863,049 of the premium to interest income during the period ended December 30, 2006.

As part of the sale of the senior secured convertible promissory notes, we also gave the investors the right, exercisable within 90 days, to acquire from us at face value, additional senior secured convertible promissory notes, with the same terms and conditions as the existing notes, but with an aggregate face amount of $1,000,000 (the “Additional Notes”). The investors also gave us the right, exercisable within 90 days, to require them to purchase the Additional Notes. On November 8, 2006, we exercised our right to require the investors to purchase the Additional Notes for their face amount of $1,000,000. During the quarter ended December 30, 2006, we issued an additional $200,000 of senior secured convertible promissory notes.

On December 28, 2006, we completed the exchange of all outstanding senior secured convertible promissory notes and all accrued but unpaid interest thereon, in the aggregate face amount of $5,327,934 ($5,167,250 principal plus $160,684 of interest) with a carrying amount of $5,751,532 plus $160,684 of interest, into 5,327,934 shares of our Series A Convertible Preferred Stock with a market price of $1.25 for the underlying common stock. Pursuant to the terms of the exchange, all of these notes were surrendered and cancelled as consideration for the shares of Series A Convertible Preferred Stock, which are each convertible into one share of our common stock at a conversion rate of $1.00 per share. This exchange resulted in a gain on debt extinguishment of $452,299.

Further, in a private placement occurring concurrently with the exchange, we sold an additional 4,000,000 shares of our Series A Convertible Preferred Stock for aggregate gross proceeds of $4,000,000 to certain accredited investors, including investors who had been holders of the senior secured convertible promissory notes. Because the market price of the underlying common stock was $1.25, we recorded a beneficial conversion feature of $1,000,000 to retained earnings (as a preferred stock dividend) in connection with this sale.

We paid Emerging Growth Equities, Ltd. $117,600 and granted five-year warrants of 320,000 shares at a price of $1.10 per share for assisting in the sale of $4 million of Series A Convertible Preferred Stock on December 29, 2006. We estimate that the warrants are valued using the Black-Scholes option pricing model at approximately $454,400. We also paid Morgan, Lewis & Bockius LLP, our law firm, $25,000 to assist in preparing the Series A Convertible Preferred Stock documents.

After the transactions described above, we have 9,327,934 shares of Series A Convertible Preferred Stock outstanding and no senior secured convertible promissory notes outstanding.

End of Financial Statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a provider of Stored Value Cards (“SVCs”). There are four basic types of SVCs that we issue. They are payroll, gift, reloadable general spend and corporate reward SVCs. The gift and reloadable general spend SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors. Payroll and reward SVCs are marketed to Fortune 1000 companies by our sales force. The stored value of the cards is increased via “load” transactions that take place over our proprietary nFinanSe Network. In addition, the nFinanSe Network can be used to process load transactions for other companies that market SVCs. nFinanSe Network transactions can take place throughout our distributors’ retail networks and at several different payment and remittance processors like Western Union and Travelers Express MoneyGram.

Reloadable general SVCs can have their stored-value replenished or “reloaded” via load transactions. These SVCs are marketed mainly to the sub-prime credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are recent immigrants, recently divorced, young or have no credit history or very low income. We market payroll SVCs directly to employers whose employee demographics fit the sub-prime market profile.

We believe gift SVCs have gained a high degree of consumer acceptance and our gift SVCs are marketed to appeal to this large consumer market segment. Our corporate reward SVCs are marketed to companies who intend to reward customer and employee loyalty through the issuance of SVCs.

We earn income when a SVC is sold, when a “re-loadable” SVC is “loaded,” or when the SVC is used for purchases or ATM transactions. The fees that we earn can vary by the transaction type and the physical location of the transaction.

Historical Summary. As part of our merger with PAEC in August 2004, we changed our fiscal year end from December 31 to September 30. At the Special Stockholder's Meeting held on November 15, 2006, our fiscal year end was changed to the Saturday closest to December 31 of each year.

Discontinued Operations. In September 2006, we decided to discontinue the operations of our wholesale long distance and prepaid phone card subsidiary, MBI Services, Inc., due to lack of profitability and management’s desire to focus our entire effort on our core SVC business. Accordingly, all financial information pertaining to this discontinued business has been eliminated from ongoing operations for all periods presented in the financial statements included in this report and is instead shown as a single line item entitled “Discontinued Operations.”

Results of Operations. Our principal operations commenced in 2001, however, to this date, we have had limited revenues. Financial Accounting Standards Board (or “FASB”) Statement No. 7, sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, we and our activities from our inception through December 30, 2006 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS No. 7.

Lack of Profitability of Business Operations since 2001. We were initially focused exclusively on the sale of SVCs. During the years leading up to fiscal 2006, we experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. In one instance, when our bank failed to submit proper paperwork to MasterCard® and after we had already shipped cards to customers, MasterCard® cancelled our program. In another instance, the processor we were using delivered defective cards to us. When we refused to pay for the cards, the card issuer cut-off services and our program was effectively shut down. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not have a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a proprietary process, the nFinanSe Network, to allow the consumer to perform value loads in a retail environment. In fiscal 2006, we entered into agreements with MoneyGram and Western Union whereby SVCs could be loaded at their locations. These agreements greatly expanded our load network. Additionally, in 2006, we signed an agreement with Discover Financial Services, LLC that permits us to issue Discover® Network-branded SVCs directly or through a sponsoring bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we previously sold. The difficulties with our pre-Discover® Network SVC programs could not be resolved in a manner favorable to us. Consequently, management made the decision to focus our efforts on implementing the agreement with Discover Financial Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our existing SVC programs by disposing of our then existing SVC inventory. The time and money lost due to the difficulties and interruptions we experienced with other issuers’ SVC programs, the cessation of sales activity and the SVC inventory write offs associated with the adoption and development of the Discover® Network SVC products, along with the expense of developing the nFinanSe Network has kept us from achieving profitability to date.

During fiscal year 2007, we intend to expand the number of active retail locations where our retail gift and reloadable general spend SVCs can be purchased by entering into agreements with established prepaid card distributors. We expect this effort will increase the number of locations where our card holders can load funds onto their cards. At December 30, 2006, there were over 80,000 locations where our SVCs could be loaded. In the current period, we have entered into agreements with several prepaid card distributors representing over 10,000 retail locations. Although much work is still required to get these agreements implemented and to have our reloadable general spend and retail gift SVCs accepted in the market, our business plan is to have approximately 20,000 active retail locations selling our retail gift and reloadable general spend SVCs by the end of calendar 2007.

Sales and Revenues. We produce revenues through four types of fees: fees when a card is sold, fees when the nFinanSe Network is used to reload a card, fees when a card is used in a purchase or ATM transaction and fees when a card with a cash balance is charged for monthly maintenance. These fees differ by card type or transaction type.

Revenues for the three months ended December 30, 2006 and the three months ended December 31, 2005 were $19,518 and $39,885, respectively. Revenue was down in the three months ended December 30, 2006 by 51 % when compared to the three months ended December 31, 2005. This decrease is attributable to our interruptions in SVC sales, restructuring of our SVC business and re-aligning our business with Discover Financial Services, LLC. Sales in both 2005 and in 2006 were hindered because we did not have working card programs to sell.

Cost of Goods Sold. Cost of goods sold for the three months ended December 30, 2006 and the three months ended December 31, 2005 were $24,237 and $37,368, respectively. This decrease is attributable to our interruptions in SVC sales, restructuring of our SVC business and re-aligning our business with Discover Financial Services, LLC. Sales in both 2005 and in 2006 were hindered because we did not have working card programs to sell.

Operating Expenses. Other operating expenses for the three months ended December 30, 2006 and the three months ended December 31, 2005 were $1,786,035 and $1,743,424, respectively. The increase in our operating expenses of 1% for the three months ended December 30, 2006 compared to three months ended December 31, 2005, was attributable to the following:

● Stock based employee compensation expense. Stock based compensation and consulting expense increased to $125,056 for the three months ended December 30, 2006, a $127,588 increase over the same period in 2005. This increase resulted because we recorded employee stock based compensation expense in 2006 due to the adoption of SFAS 123R in January of 2006.

● Other professional and consulting fees. Other professional and consulting fees decreased 35% from $524,152 for the three months ended December 31, 2005 to $340,522 for the three months ended December 30, 2006. The decrease is primarily attributable to a reduction in fees associated with our Registration Statement on Form SB-2 (which became effective on June 14, 2006) and a reduction in legal and consulting fees incurred in connection with our licensing and compliance efforts, which were substantially complete by September 30, 2006.

● Travel and entertainment. Travel and entertainment increased from $41,823 for the three months ended December 31, 2005 to $81,423 for the three months ended December 30, 2006, a 95% increase. This is primarily attributable to the increase in travel expenses incurred by our increased sales personnel this year versus last year.

● Other. Other expense decreased from $157,111 for the three months ended December 31, 2005 to $79,645 for the three months ended December 30, 2006, a 49% decrease. This decrease was primarily attributable to a decrease in bad debt expense of approximately $105,000.

Other Non-Operating Income and Expense.

Interest income. Interest income increased from $6,009 for the three months ended December 31, 2005 to $868,540 for the three months ended December 30, 2006. This increase is primarily attributable to $863,000 of amortized premium related to the carrying value of our senior secured convertible promissory notes payable which were converted into Series A Convertible Preferred Stock on December 28, 2006.

Interest expense. Interest expense increased from $1,501 for the three months ended December 31, 2005, to $169,698 for the three months year ended December 30, 2006. Substantially all of our interest expense represented interest accrued on notes payable that were converted to Series A Convertible Preferred Stock on December 28, 2006.

Loss on Derivative Financial Instruments.  We recognized a net gain on our non-trading derivative financial instruments of $634,911 for the three months ended December 31, 2005. As of September 30, 2006, we no longer had any outstanding derivative financial instrument liabilities and, accordingly, we had no gains or losses on such instruments during the quarter ended December 30, 2006. Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, or FAS 133, consist of financial instruments or other contracts that contain a notional amount and one or more underlying derivatives, such as interest rates, security prices or other variables, and require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

We evaluate all of our material financial instruments and contracts for indications of derivative instruments. As of December 30, 2006, we do not have any derivative instrument liabilities and, therefore, we do not currently anticipate further earnings volatility. However, we expect to enter into additional financing and other contracts that may result in our recognition of derivative instrument liabilities and the related earnings volatility caused by fair value measurement.

Gains (loss) on debt extinguishment. During the three months ended December 30, 2006, we entered into certain debt exchange and modification agreements that, under current accounting standards, constituted debt extinguishment. Such extinguishment arises when previously issued debt instruments are exchanged for new instruments with materially different terms or in instances where modifications to existing debt agreements materially modify the original terms or material fees are paid to effect the modification. When our debt was extinguished or, in the case of modifications, effectively extinguished, we were required to record the newly issued debt at its fair value which exceeded the carrying value of our existing balances. As a result, when we extinguished the debt, we were required to recognize debt extinguishment gains and losses that net to a gain of $452,299 for the three months ended December 30, 2006.

Registration Rights penalties. Registration penalties represent estimated penalties due to investors when we are delayed in the filing of registration statements, or achieving or maintaining effectiveness thereon. We record registration penalties when they are both probable of being incurred and reasonably estimable. Registration penalties decreased $209,718 during the three months ended December 31, 2006, in comparison with the three months ended December 30, 2005. We have currently satisfied all current filing and effectiveness conditions and do not believe that there are registration-related events that are probable of occurring in the future and require additional penalties.

Loss from Continuing Operations. Loss from continuing operations was $669,614 for the three months ended December 30, 2006 or $641,592 lower than the same period in the prior year. As mentioned above, we recorded substantial non-cash income in 2006 that was primarily responsible for the decreased loss.

Loss from Discontinued Operations. During the year ended September 30, 2006, we discontinued our prepaid calling card business and, accordingly, our statements of operations for all periods presented have been restated to reflect the prepaid calling card business as a discontinued operation. Loss from our discontinued operations was $47,456 for the three months ended December 30, 2006 or $612,202 lower than the prior year. The decrease is attributable to cessation of our telecom business operations in September 2006. (See footnote A to our Unaudited Consolidated Financial Statements.)

Liquidity and Capital Resources. From inception to December 30, 2006, we have raised $12,091,177 from sales of our common stock and warrants for purchase of our common stock, $5,365,162 from the issuance of debt, $3,000,000 from collections of a note receivable from a stockholder in connection with our merger with PAEC, and $4,000,000 in connection with the sale of Series A Convertible Preferred Stock. We used these proceeds to fund operating activities and purchase property and equipment.  On December 30, 2006, we had a cash balance of $4,186,623.

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

Off-Balance Sheet Arrangements

Operating Leases

We are obligated under the lease agreements for our facilities in Bradenton, Florida, which expire in 2008, to future minimum lease payments approximately as follows as of December 30, 2006:

Year ending December,	Amounts
2007	$290,400
2008	164,400

Total	$454,800

Employment Agreements

At December 30, 2006 we were obligated under the following employment agreements:

▪
An employment agreement with our Chairman of the Board of Directors and former chief executive officer, Clifford Wildes, which was terminated on January 29, 2007. As consideration for such termination, and accrued vacation owed to Mr. Wildes of approximately $90,000, we have agreed to pay him a total sum of $250,000 over a period of six months.

▪
An employment agreement with our Chief Executive Officer, Jerry R. Welch, which has a term from September 5, 2006 to December 31, 2008, pursuant to which he receives an annual salary of $235,000, and at the discretion of the Board of Directors, a bonus up to 75% of such salary. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in a fair value of $1.40 per share. Accordingly, we will be required to recognize stock based compensation of approximately $845,000 over the vesting period of these options. The grant was equal to 4.25% of the outstanding shares of our total issued stock, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments; the first six installments vesting on February 28, 2007, and an additional installment vesting on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for the shorter of the remaining term of the agreement, or twelve months.

▪
An employment agreement with our Chief Financial Officer, Raymond Springer, which has a term from September 5, 2006 to December 31, 2008, pursuant to which he receives an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in a fair value of $1.40 per share. Accordingly, we will be required to recognize stock based compensation of approximately $400,000 over the vesting period of these options. This grant was equal to 2.0% of the outstanding shares of our total issued stock, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments; the first six installments vesting on February 28, 2007, and an additional installment vesting on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned for the shorter of the remaining term of the agreement, or twelve months.

▪
On January 18, 2007 our Board of Directors granted 302,500 stock options having a strike price of $1.50 per share (market value on date of grant) to other personnel. When using Black Scholes, the value of these options is approximately $1.40 per share. Accordingly, we will be required to record stock based compensation expense of approximately $424,000 over the vesting period of the options. These options will vest 12/36th on January 18, 2008 and 1/36th per month thereafter.

Service and Purchase Agreements

We have entered into three-year contracts with Discover Financial Services, LLC, our card network, Palm Desert National Bank, our sponsoring bank and Metavante, our processor. Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante agreement does call for a minimum payment of $5,000 per month.

Purchase Commitments

As of December 30, 2006, we had no material purchase commitments.

Critical Accounting Estimates

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

Item 3. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

As part of our efforts to ensure accurate disclosure, an evaluation was performed by our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. On the basis of that evaluation, the our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2006, ensuring that all material information required to be filed in this transitional report was made known to them in a timely fashion

B. Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls during the three months ended December 30, 2006, our Principal Executive Officer and Principal Accounting Officer determined that there were no changes to internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We have been threatened with litigation whereby counsel for the potential plaintiff provided us with a draft complaint and made a demand for $2,000,000, but then expressed an interest in settling for payment of $800,000. If litigation is ultimately filed, we will defend the matter vigorously. Although the outcome of this matter is uncertain, whether or not it is litigated, we do not believe it will have a material adverse effect on our consolidated financial position and/or results of operations. Accordingly, no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements

In addition, we are involved in certain litigation in the normal course of business. We do not believe that the resolution of these matters will have a significant, adverse impact on our consolidated financial position and/or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Preferred Stock.

On December 27, 2006, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Rights and Preferences (the “Certificate”), of Series A Convertible Preferred Stock (“Series A Preferred Stock”), which sets forth the rights and preferences of the Series A Preferred Stock. The Certificate was filed pursuant to Section 78.1955 of the Nevada Revised Statutes and was effective as of December 27, 2006.

On December 28, 2006, we entered into Securities Exchange Agreements, dated as of December 28, 2006, with several institutional and accredited investors. Pursuant to these exchange agreements, we issued an aggregate of 5,327,934 shares of our Series A Preferred Stock in exchange for the surrender by such investors of those previously issued senior secured convertible promissory notes, in the aggregate of $5,327,934 of principal and accrued but unpaid interest. Also on December 28, 2006, we entered into Stock Purchase Agreements with certain institutional and individual accredited investors, pursuant to which we agreed to issue and sell to such purchasers an aggregate of 4,000,000 shares of Series A Preferred Stock at a per share purchase price of $1.00.

Pursuant to the Certificate, dividends on the Series A Preferred Stock shall accrue and shall be cumulative from the date of issuance of the shares of Series A Preferred Stock, whether or not earned or declared by the Company’s Board of Directors. Until paid, the right to receive dividends on the Series A Preferred Stock shall accumulate, and shall be payable semi-annually at the Company’s option in either cash or in shares of the Company’s common stock on June 30 and December 31 of each year, commencing on June 30, 2007, at a dividend rate on each share of Series A Preferred Stock of 5%. The holders of the Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of holders of common stock and shall be entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company, as amended, and shall be entitled to vote, with respect to any question upon which holders of common stock are entitled to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series A Preferred Stock shall be entitled to vote on an as-converted basis. In addition, as long as at least 33% of the shares of Series A Preferred Stock are outstanding, the holders of at least a majority of the outstanding Series A Preferred Stock, voting as a separate class, shall be entitled to designate and elect one member of the Company’s Board of Directors.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), before any distribution of assets of the Company shall be made to or set apart for the holders of the common stock or any other class of preferred stock, the holders of Series A Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to the greater of (i) $1.00 per share of Series A Preferred Stock, plus any accumulated but unpaid dividends (whether or not earned or declared) on the Series A Preferred Stock, and (ii) the amount such holder would have received if such holder had converted its shares of Series A Preferred Stock to common stock, subject to but immediately prior to such Liquidation. If the assets of the Company available for distribution to the holders of Series A Preferred Stock shall not be sufficient to make in full the payment herein required, such assets shall be distributed pro-rata among the holders of Series A Preferred Stock based on the aggregate liquidation preferences of the shares of Series A Preferred Stock held by each such holder.

As long as at least 33% of the shares of Series A Preferred Stock are outstanding, the consent of the holders of at least 50% of the shares of Series A Preferred Stock at the time outstanding, shall be necessary for effecting: (i) any amendment, alteration or repeal of any of the provisions of the Certificate in a manner that will adversely affect the rights of the holders of the Series A Preferred Stock; (ii) the authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the Series A Preferred Stock in any manner; and (iii) the entrance by the Company into any indebtedness in an amount greater than $1,000,000. These listed actions by the Company will no longer require a vote of the holders of Series A Preferred Stock at such time as the Company first earns an annual EBITDA (earnings before interest, tax, depreciation and amortization) of at least $10,000,000 over any trailing 12-month period and Stockholder’s Equity as recorded on the Company’s balance sheet first becomes at least $15,000,000.

Shares of the Series A Preferred Stock are convertible at any time into shares of common stock at the initial conversion price of $1.00 per share, which conversion price is subject to customary adjustments related to stock dividends, subdivisions and combinations. In addition, if 10% or less of the aggregate shares of Series A Preferred Stock remain outstanding; or in the event of a sale, transfer or other disposition of all or substantially all the Company’s property assets or business to another corporation, in which the aggregate proceeds to the holders of the Series A Preferred Stock would be greater on an as-converted basis, all remaining outstanding shares of Series A Preferred Stock mandatorily converts into common stock.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held a Special Meeting of Stockholders on November 15, 2006. At the special meeting:

   1. The proposal of an amendment to the Company’s Articles of Incorporation to increase the authorized shares of the Company’s common stock, par value $0.001, to 200,000,000 shares was ratified by a vote of 98% of shares voted (or 79% of the voting power of outstanding shares).

For	Against	Abstain
60,927,098	588,620	613,442

2. The proposal of an amendment to the Company’s Articles of Incorporation to change the name of the Company from Morgan Beaumont, Inc. to “nFinanSe Inc.” was ratified by a vote of 98% of shares voted (or 81% of the voting power of outstanding shares).

For	Against	Abstain
62,586,033	588,620	613,442

3. The proposal of an amendment to the Company’s Articles of Incorporation to create twenty five million shares of “Blank Check” preferred stock, par value $0.001 was ratified by a vote of 93% of shares voted (or 51% of the voting power of outstanding shares).

For	Against	Abstain
39,697,434	2,429,745	172,100

4. The proposal of an amendment to the Company’s Articles of Incorporation to effect a reverse stock split, pursuant to which any whole number of outstanding shares of the Company’s common stock, par value $0.001, between and including 15 and 30 would be combined into one share of such stock, and to authorize the Company’s Board of Directors to select and file one such amendment that would effect the reverse stock split within such range was ratified by a vote of 94% of shares voted (or 78% of the voting power of outstanding shares).

For	Against	Abstain
60,273,069	3,398,286	86,500

5. The proposal to amend the Company’s Bylaws to change the Company’s fiscal year end from September 30th of each year to the Saturday closest to December 31st of each year was ratified by a vote of 98% of shares voted.

For	Against	Abstain
61,973,820	509,439	274,836

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NFINANSE INC.

Date: February 13, 2007	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors

NFINANSE INC.

Date: February 13, 2007	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*) Filed herewith.