Form 10QSB
period 2007-03-31
nFinanSe Inc.
filed 2007-05-11
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,821,487 shares of $0.001 par value Common Stock outstanding as of May 11, 2007

Transitional Small Business Disclosure Format (Check one):

Yes	No	X

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheet (unaudited) as of March 31, 2007	3
Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and March 31, 2006, and for the period July 10, 2000 (inception) to March 31, 2007	4
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and March 31, 2006, and for the period July 10, 2000 (inception) to March 31, 2007	5
Notes to Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis or Plan of Operation.	19
Item 3. Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3. Defaults Upon Senior Securities.	26
Item 4. Submission of Matters to a Vote of Security Holders.	26
Item 5. Other Information.	27
Item 6. Exhibits.	28

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,304,762
Receivables:
Accounts (net of allowance for doubtful accounts of $0)	9,130
Other	5,594
Prepaid expenses and other current assets	208,348
Inventory	376,439
Total current assets	2,904,273

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $410,785)	462,262

OTHER ASSETS	69,575

TOTAL	$3,436,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$821,944
Deferred revenues	60,000
Total current liabilities	881,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Series A Convertible Preferred Stock - $.001 par value: 25,000,000 shares authorized; 9,327,934 issued and outstanding with a liquidation value of approximately $9,328,000 and dividends in arrears of approximately $117,000 at March 31, 2007	9,328
Common stock - $0.001 par value: 200,000,000 shares authorized; 3,821,487 shares issued and outstanding	3,822
Additional paid-in capital	31,732,575
Deficit accumulated during the development stage	(29,191,559)
Total stockholders’ equity	2,554,166

TOTAL	$3,436,110

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period July 10, 2000 (inception) to March 31, 2007

REVENUES	$1,769	$-	$1,175,174

OPERATING EXPENSES:
Costs of revenues	63,503	247,494	1,279,794
Employee compensation and benefits:
Stock based	730,082	252,951	2,127,401
Other	1,129,140	563,551	8,187,915
Professional and consulting fees
Stock based	-	-	2,780,452
Other	250,474	381,507	3,495,685
Selling and marketing	105,948	18,364	519,805
Occupancy and equipment	162,935	125,197	1,530,648
Travel and entertainment	110,065	43,473	484,466
Impairment of assets	30,983	-	286,137
Purchased in process research and development	-	-	153,190
Other	92,321	199,782	1,067,057
Total Operating Expenses	2,675,451	1,832,319	21,912,550

Loss from Operations	(2,673,682)	(1,832,319)	(20,737,376)

Other Income (Expense):
Interest expense	-	(1,291)	(1,686,225)
Interest income	23,441	4,654	980,212
Gain (loss) on derivative instruments	-	(431,838)	1,845,262
Gain (loss) on debt extinguishment	-	-	(4,685,518)
Registration rights penalties	-	(142,254)	(98,649)
Gain (loss) on sale of assets	1,633	-	(28,368)
Gain from settlement of litigation	-	-	4,000
Other income (expense)	31,693	-	(63,405)
Total other income (expense)	56,767	(570,729)	(3,732,691)

Loss from continuing operations	(2,616,915)	(2,403,048)	(24,470,067)
Gain (loss) from discontinued operations	4,940	(667,842)	(3,721,492)

Net Loss	(2,611,975)	(3,070,890)	(28,191,559)
Dividends on Series A Convertible Preferred Stock	-	-	(1,000,000)
Net loss attributable to common shareholders	$(2,611,975)	$(3,070,890)	$(29,191,559)

Net Loss Per Share - Basic and Diluted:
Continuing Operations (including dividends on preferred stock)	$(.68)	$(.69)
Discontinued Operations	$-	$(.19)
Total Net Loss Per Share	$(.68)	$(.88)
Weighted Average Number of Shares Outstanding	3,821,487	3,489,011

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period July 10, 2000 (inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,611,975)	(3,070,890)	$(28,191,559)
Adjustments to reconcile net loss to net cash used in operating Activities:
Depreciation and amortization	57,626	109,881	758,698
Provision for inventory obsolescence	4,607	221,733	499,000
Provision for bad debts	-	135,984	461,972
Amortization of intangible assets	-	-	15,485
Non-cash interest expense	-	-	1,579,020
Amortization of premium on senior secured convertible promissory notes	-	-	(863,049)
Stock based compensation and consulting	730,082	252,951	4,907,853
Purchased in-process research and development	-	-	153,190
Gain (loss) on derivative financial instruments	-	431,838	(1,845,262)
Gain on debt extinguishment	-	-	4,685,518
Gain (loss) on disposal of assets	(1,633)	-	28,368
Impairment of assets	30,982	-	1,027,537
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Changes in assets and liabilities, net:
Receivables	43,426	142,070	(316,936)
Inventories	(368,785)	(38,315)	(723,562)
Prepaid expenses and other current assets	247,907	(9,919)	(231,027)
Other assets	(7,871)	(15,332)	(37,284)
Assets of discontinued operations	-	987,297	(229,060)
Accounts payable and accrued and other liabilities	20,220	(159,705)	893,695
Accrued penalties - registration rights	-	-	98,649
Deferred revenues	-	227	60,000
Liabilities of discontinued operations	-	(966,244)	87,411
NET CASH USED IN OPERATING ACTIVITIES	(1,855,414)	(1,978,424)	(17,231,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20,825)	(14,832)	(1,391,363)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Note Receivable	-	-	(202,000)
Initial investment in Financial Services International, Inc.	-	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(20,825)	(14,832)	(1,624,100)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)
	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the period July 10, 2000 (inception) to March 31, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-		4,000,000
Payment for stock issuance costs	(5,622)	-	(148,222)
Proceeds from borrowings	-	-	5,365,162
Repayments of notes payable	-	-	(147,912)
Collection of note receivable from stockholder	-	-	3,000,000
Proceeds from the issuance of common stock (including subscribed stock)	-	500,000	9,091,177
NET CASH PROVIDED BY FINANCING ACTIVITIES	(5,622)	500,000	21,160,205

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,881,861)	(1,493,256)	2,304,762

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,186,623	1,941,300	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,304,762	$448,044	$2,304,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$1,291	$15,101
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of stock	$-	$-	$818,200

Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Dividend on Series A Convertible Preferred Stock	$-	$-	$1,000,000

Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations - see Note A	$-	$-	$2,969,000

Issuance of common stock in lieu of cash payment of registration Penalties	$-	$-	$652,625
Conversion of Senior Secured Convertible Promissory Notes and Accrued interest payable to Series A Convertible Preferred Stock	$-	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc., which was incorporated under the laws of the State of Florida on July 10, 2000) and those of its wholly-owned subsidiary, MBI Services Group, LLC (collectively "we," "us," "our"). All significant intercompany accounts and balances have been eliminated in consolidation. We are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

We began by developing a technology platform to enable us to sell stored value cards to the unbanked and underbanked market. Typically, this market is primarily comprised of sub-prime, “credit challenged” consumers. Management identified that a major barrier to the acceptance and use of stored value cards was the ability to load additional funds on the card. To address this issue, we shifted our focus during 2003 toward enhancing our network to enable customers to load funds directly onto their stored value cards.

In August 2004, we consummated a merger and recapitalization with Pan American Energy Corp (“PAEC”), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations; however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer and no goodwill or other intangible assets were recorded. In connection with our merger with PAEC, our fiscal year end was changed from December 31 to September 30.

At a Special Stockholder's Meeting held on November 15, 2006, our fiscal year end was changed to the Saturday closest to December 31 of each year.

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

We currently operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards, and promotional/incentive cards; and (ii) the nFinanSe Network, which is a network of load locations for SVCs.

At the Special Stockholder meeting held on November 15, 2006, our stockholders approved an increase in our authorized shares of common stock from 170,000,000 to 200,000,000, and a reduction in our shares of outstanding common stock via a 1-for-20 reverse stock split. As a result of this reverse stock split, every twenty shares of our common stock outstanding were combined into one share. The reverse stock split affected all shares of outstanding common stock including those shares underlying outstanding stock options and warrants. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split as though it occurred at the date of our incorporation.

Discontinued Operations and Reclassifications

We account for discontinued operations using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of telecom operations have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Gain (loss) from discontinued operations” for each period presented. During the year ended September 30, 2006, we recorded a $741,000 impairment loss on the assets of the discontinued operation, and as of such date, we had approximately $100,000 of remaining telecom assets that were being carried at estimated fair value on the balance sheet as a single line item entitled “Assets of discontinued telecom operations.” Substantially all of these assets were returned to the entity from which they were purchased as part of a litigation settlement in December 2006 (see Note C.)

Revenue Recognition

We generate the following types of revenues:

•  Wholesale fees, which arise from sales and activation of our SVCs.
•  Transaction fees, which arise from the use and loading of cash for SVCs.
•  Maintenance fees, which arise from keeping the SVCs active on a monthly basis.

Our revenue recognition policy for fees and services arising from our products is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” or SAB 104, for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. Costs of revenue, including the cost of printing the cards, are recorded at the time revenue is recognized.

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

Inventories

Inventories are charged to cost of goods sold using the first in first out method. Our inventory cost generally consists of the costs for plastic, embossing fees, printing costs and shipping.

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

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FAS 144, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the three month period ended March 31, 2007, we recognized approximately $31,000 in expense related to certain deposits for dormant card programs and leased premises. At March 31, 2007, we believe all of our long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were insignificant during the respective quarters ended March 31, 2007 and 2006, are expensed as incurred.

Research and Development

Research and development costs, which approximated $225,000 and $143,000 during the three months ended March 31, 2007 and March 31, 2006, respectively, are expensed as incurred.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128 “Earnings per Share,” or FAS 128, and SEC Staff Accounting Bulletin No. 98, or SAB 98. Under the provisions of FAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our convertible preferred stock by the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common stock and common stock equivalent shares outstanding during the period (common stock equivalent shares arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalent shares have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard No. 109 “Accounting for Income Taxes,” or FAS 109. Under FAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise primarily from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid.

Convertible Debt and Equity Instruments Issued with Registration Rights Agreements

In connection with the sale of debt or equity instruments, we may enter into Registration Rights Agreements that generally require us to file registration statements with the Securities and Exchange Commission to register common stock shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common stock shares previously sold under an exemption from registration or to register common stock shares that may be issued on exercise of outstanding options or warrants. The agreements sometimes require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common shares, options or warrants. We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies,” or FAS 5. This accounting is consistent with views established by FASB Staff Position FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

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

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At March 31, 2007, our net accounts receivable did not represent a material credit risk. With respect to cash and cash equivalents, we frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we review the terms of our convertible debt and equity instruments to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. As of March 31, 2007, we do not have any derivative financial instruments.

Stock-Based Compensation

Since January 1, 2006, we have used Financial Accounting Standards No. 123, “Share-Based Payments,” or FAS 123(R), to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared based payments, such as stock options granted to employees. We elected to apply FAS 123(R) on a modified prospective method for awards existing at the date of adoption. This method requires us to record compensation expense as such awards continue to vest.

With respect to non-employee stock options that vest at various times and have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Issue (“EITF”) No. 96-18. Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock-based compensation expense represents estimates for changes in valuation that we determine to be necessary.

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

NOTE C - DISPOSAL OF PROPERTY AND EQUIPMENT

At September 30, 2005, property and equipment included telecommunications equipment having a cost of approximately $948,000 that was purchased from MTEL Communications, Inc. (“MTEL”) on May 6, 2005. As consideration for the purchased assets, we paid $200,000 and issued 43,181 shares of our common stock (which stock had a value of $748,000 on the acquisition date) to MTEL. In connection with our decision to discontinue our prepaid phone card business (see Note A), we recognized an impairment loss on this equipment of approximately $741,000 at September 30, 2006. The remaining assets, having a net book value of approximately $100,000, were returned to MTEL as part of a litigation settlement in December 2006.

NOTE D - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under operating lease agreements for our Bradenton, Florida office facilities through December 31, 2008. Future minimum lease payments under these leases are approximately as follows at March 31, 2007:

Twelve month period ending March 31,	Amounts

2008	$267,500
2009	114,700

Total	$382,200

In addition, in April 2007, we entered into an operating lease agreement for new office space in the greater Tampa, Florida area. The lease calls for future minimum rentals of approximately $740,000 (exclusive of sales tax) to be paid over a five year period. Rent expense will commence when we occupy the new premises, which is expected to occur in the third calendar quarter of 2007. At such time, we will be abandoning the leased premises we currently occupy. We made this decision primarily because we believe that our new Tampa location will make it easier for us to hire the technical staff we anticipate needing to implement our business model.

There is a strong possibility that we will have difficulty recovering the minimum future lease payments listed in the table above through sublease income. If such estimated and/or actual sublease income is less than these minimum future lease payments, we will be required to record an expense and liability for the fair value of the net remaining lease rentals (i.e. the future minimum lease payments above minus estimated sublease rentals we reasonably can expect to receive) at the date of our move. In addition, we anticipate that we will be required to impair approximately $50,000 of leasehold improvements at such time. We do not believe that we will incur any other significant costs as a result of our move to our new facility.

Rent expense included in loss from continuing operations for the quarters ended March 31, 2007 and March 31, 2006 approximated $73,700 and $52,900, respectively.

Employment Agreements

We are obligated under the following employment agreements:

▪
The employment agreement with our Chief Executive Officer, Jerry R. Welch, which has a term from September 5, 2006 to December 31, 2008, provides him with an annual salary of $235,000. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $845,000. This amount is being recognized as stock based compensation expense on a straight line basis as the options vest. The grant was equal to 4.25% of the outstanding shares of our total issued stock, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever period is shorter.

▪
The employment agreement with our Chief Financial Officer, Raymond Springer, which has a term from September 5, 2006 to December 31, 2008, provides him with an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $400,000. This amount is being recognized as stock based compensation expense on a straight line basis as the options vest. This grant was equal to 2.0% of the outstanding shares of our total issued stock, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments. The first six installments vested on

February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever is shorter.

In addition to the above at December 30, 2006, we were obligated under an employment agreement with our previous Chairman of the Board of Directors and chief executive officer, Clifford Wildes. The agreement was terminated on January 29, 2007. As consideration for such termination and accrued vacation owed to Mr. Wildes of approximately $90,000, we agreed to pay him a total sum of $250,000 over a period of six months. At March 31, 2007, accounts payable, and accrued and other liabilities includes approximately $165,000 owed to Mr. Wildes under this arrangement.

Service and Purchase Agreements

   We have entered into three-year contracts with Discover Financial Services, LLC, our card network, Palm Desert National Bank, our sponsoring bank and Metavante, our processor. Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante agreement also requires a minimum payment of $5,000 per month.

Pending or Threatened Litigation

We are involved in certain litigation in the normal course of business. We do not believe that the resolution of these matters will have a significant, adverse impact on our consolidated financial position and/or results of operations.

Accrued Registration Rights Penalties

In July 2005, we completed the private placement of 618,125 shares of our common stock and warrants to purchase 618,125 shares of our common stock to certain accredited investors for an aggregate purchase price of $4,945,000. The warrants had an initial exercise price of $12.00 per share for each share of common stock purchased, however this exercise price was subsequently decreased to $4.00 per share. All such warrants had been exercised as of March 31, 2007.

We agreed to register the shares and the shares underlying the warrants purchased in these offerings, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and shares underlying the warrants, which registration became effective in June 2006. We are required to maintain the effectiveness of the registration statement until two years after the shares and warrants were originally sold to the investors, at which point the shares may be freely sold without registration. At March 31, 2007, the maximum potential penalties we could incur under this arrangement approximated $300,000.

However, in accordance with SFAS 5, the balance of this liability is zero as of March 31, 2007 because we do not believe the potential to incur any such penalties is probable at this time.

NOTE E - STOCK OPTIONS AND WARRANTS

Our 2004 Stock Option Plan (the “2004 Plan”) provided for the issuance of up to 750,000 shares of common stock through the granting of stock options and/or equity-based instruments to employees, officers, non-employee directors, consultants, and advisors. Our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) provides for the issuance of up to 2.3 million shares of common stock through the granting of stock options and/or equity based instruments to employees, officers, non-employee directors, consultants and advisors. Our board of directors has authority to determine awards and establish exercise prices. On March 1, 2007, our stockholders approved the 2007 Plan which combines the 709,850 shares that were issued and outstanding on the 2004 Plan with the 2.3 million shares available for issuance under the 2007 Plan. As of March 31, 2007, exclusive of the Outstanding Warrants discussed below, there were a total of 1,894,483 options outstanding under the 2007 Plan, consisting of 1,820,675 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2012. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes analysis for the quarter ended March 31, 2007 were: risk free interest rates of 4.75% and 4.5%, average expected lives of 5 years, a 0% dividend yield rate, and expected volatilities of 1.603 and 1.690.

The following table describes our stock option activity for our employees and non-employee directors during the quarter ended March 31, 2007:

	Number of Options	Weighted average exercise price per share (priced at date of grant)

Outstanding at December 31, 2006	638,625	$7.63
Granted	1,269,902	$1.69
Cancelled	(87,852)	$10.83

Outstanding at March 31, 2007	1,820,675	$3.33

Options granted at or above market value during the three months ended March 31, 2007	1,269,902

The following table summarizes information regarding options issued to employees and directors that are outstanding at March 31, 2007:

	Options outstanding to employees and non-employee directors			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$1.50	1,189,902	4.8	$1.50	226,017	$1.50
$4.00-$ 14.00	608,273	3.6	$6.20	550,919	$6.08
$14.01-$24.00	16,250	2.9	$21.37	16,250	$21.37
$24.01-$32.00	6,250	1.5	$26.40	6,250	$26.40
	1,820,675	4.4	$3.33	799,436	$4.83

Since our options have issue prices equal to their market prices on the date of grant, no intrinsic value exists in our options. We estimate the aggregate stock-based compensation attributable to unvested options to be approximately $1,512,000.

Consultant Options

At March 31, 2007, we had 73,808 outstanding options that have been issued to consultants. The options are fully vested and have an average exercise price of $10.18.

Non Employee Director Options

During the quarter ended March 31, 2007, 70,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant, had a fair value of approximately $298,000. This amount has been included in employee stock based compensation in the accompanying March 31, 2007 statement of operations.

Outstanding Warrants

During the current period, we issued 300,000 warrants in connection with the sale of our Series A Preferred Stock on December 28, 2006, which allow the holder to purchase a like amount of common stock for $1.10 per share any time over the next five years. Additionally, as of March 31, 2007 we have 37,500 warrants outstanding which allow the holder to purchase a like number of our common shares for $5.00 per share. The warrants are fully vested and expire at various times in 2011. Lastly, we have 5,000 warrants outstanding which allow the holder to purchase a like number of shares of our common stock for $1.20. These five year warrants were issued in connection with the execution of a Cooperation Agreement on November 22, 2006.

End of Financial Statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a provider of Stored Value Cards (“SVCs”). There are four basic types of SVCs that we issue. They are payroll, gift, reloadable general spend and corporate reward SVCs. The gift and reloadable general spend SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors. Payroll and reward SVCs are marketed to large companies by our sales force. The stored value of the cards is increased via “load” transactions that take place over our proprietary nFinanSe Network, through Automated Clearing House (“ACH”), or batch loads. In addition, the nFinanSe Network can be used to process load transactions for other companies that market SVCs. nFinanSe Network transactions can take place throughout our distributors’ retail networks and at several different payment and remittance processors like Western Union and Travelers Express MoneyGram.

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

Discontinued Operations. In September 2006, we decided to discontinue the operations of our wholesale long distance and prepaid phone card subsidiary, MBI Services, Inc., due to lack of profitability and management’s desire to focus our entire effort on our core SVC business. Accordingly, all financial information pertaining to this discontinued business has been eliminated from ongoing operations for all periods presented in the financial statements included in this report and is shown as a single line item entitled “Discontinued Operations.”

Results of Operations. Our principal operations commenced in 2001, however, to this date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7, or FAS 7, sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through March 31, 2007 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Lack of Profitability of Business Operations since 2001. We were initially focused exclusively on the sale of SVCs. During the years leading up to fiscal 2006, we experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a proprietary process, the nFinanSe Network, to allow the consumer to perform value loads in a retail environment. In fiscal 2006, we entered into agreements with MoneyGram and Western Union whereby SVCs could be loaded at their locations. These agreements greatly expanded our load network. Additionally, in 2006, we signed an agreement with Discover Financial Services, LLC that permits us to issue Discover® Network-branded SVCs directly or through a sponsoring bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we previously sold. Consequently, management made the decision to focus our efforts on implementing the agreement with Discover Financial Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our then-existing SVC programs by disposing of our then-existing SVC inventory. The time and money lost due to the difficulties and interruptions we experienced with other issuers’ SVC programs, the cessation of sales activity and the SVC inventory write offs associated with the adoption and development of the Discover® Network SVC products, along with the expense of developing the nFinanSe Network, has kept us from achieving profitability to date.

During fiscal year 2007, we intend to expand the number of active retail locations where our retail gift and reloadable general spend SVCs can be purchased by entering into agreements with established prepaid card distributors. We expect this effort will increase the number of locations where our card holders can load funds onto their cards. At March 31, 2007, there were over 72,000 locations where our SVCs could be loaded. In connection with our new Discover® Network card strategy, we have entered into agreements with several prepaid card distributors representing over 10,000 retail locations. Although much work is still required to get these agreements implemented and to have our reloadable general spend and retail gift SVCs accepted in the market, our business plan is to have approximately 20,000 active retail locations selling our retail gift and reloadable general spend SVCs by the end of calendar 2007.

Revenues. We produce revenues through four types of fees: fees when a card is sold, fees when the nFinanSe Network is used to reload a card, fees when a card is used in a purchase or ATM transaction and fees when a card with a cash balance is charged for monthly maintenance. These fees differ by card type or transaction type.
Revenues for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $1,769 and $0, respectively. Revenues in 2006 were hindered because we did not have working card programs to sell. Revenues in 2007 have been slower than expected due to our restart with the Discover® Network branded cards and a longer than anticipated time for these cards to move from the distributors to their retail outlets.

Operating Expenses.  Operating expenses for the three months ended March 31, 2007 and 2006 were $2,675,451 and $1,832,319, respectively. The increase in our operating expenses of 46% was attributable to the following:

•
Cost of Revenues Cost of revenues for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $63,503 and $247,494, respectively. The 2006 amount includes a provision for inventory obsolescence of approximately $222,000 that resulted from a dispute with one of our vendors which effectively made certain inventories unsalable. Exclusive of this amount, cost of revenues increased approximately $38,000 during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 because of certain costs we incurred related to the distribution and maintenance of our cards.

•
Stock based employee compensation expense. Stock based compensation and consulting expense increased to $730,082, a $477,131 increase over the same period in 2006. The primary reason for the increase was a result of stock-based compensation expense of approximately $311,000 for the options issued to Mr. Welch and Mr. Springer and approximately $298,000 of such expense from options granted to our Board of Directors in the quarter ended March 31, 2007.

•
Other employee compensation and benefits. Other employee compensation and benefits increased 100% or $565,589 to $1,129,140. This increase is due to hiring more sales and support personnel related to the nFinanSe Discover® Network Card program, and the immediate recognition of $175,701 of expense related to the separation agreement that was entered into between the company and Clifford Wildes (our former chairman) in January 2007.

•
Other professional and consulting fees. Other professional and consulting fees decreased 34% from $381,507 to $250,474. The decrease is primarily attributable to a reduction in fees associated with our Registration Statement on Form SB-2 (which became effective on June 14, 2006) and a reduction in legal and consulting fees incurred in connection with licensing and compliance efforts.

•
Travel and entertainment. Travel and entertainment increased from $43,473 to $110,064, a 153% increase. This is primarily attributable to the increase in travel expenses incurred by our sales personnel this year versus last year.

•
Impairment of Assets. Impairment of assets expense increased $30,983 from $0. This is attributable to management's decision to write-off several deposits related to obsolete card programs and leased premises.

•
Selling and marketing expenses. Selling and marketing expenses increased from $18,364 to $65,948, a 259% increase. The increase is attributable to additional expenses related to attending industry trade shows as well as advertising, promoting and selling our new nFinanSe Discover® Network Cards.

•
Occupancy and equipment. Occupancy and equipment expenses increased $37,738 to $162,935, a 30% increase. This is primarily attributable to an increase in equipment depreciation expense and other miscellaneous occupancy and equipment expenses arising from the growth of our staff, and an increase in office rental expense.

•	Other. Other expense decreased from $199,782 to $92,322, a 54% decrease. This decrease was primarily attributable to a decrease in bad debt expense of approximately $135,000.

Other Non-Operating Income and Expense.

•	Interest income. Interest income increased from $4,654 to $23,441. This increase is primarily attributable to the interest income received on the overnight investment of the higher bank balances.

•	Loss on Derivative Financial Instruments. We recognized a net loss on our non-trading derivative financial instruments of $431,838 for the three months ended March 31, 2006. We no longer have any outstanding derivative financial instrument liabilities and, accordingly, we have no gains or losses on such instruments during the quarter ended March 31, 2007.

•
Registration Rights penalties. Registration penalties incurred during the quarter ended March 31, 2006 arose from amounts due to investors because we were late in completing the registration of certain common shares and warrants sold to investors in two private placements. We record registration penalties when they are both probable of being incurred and reasonably estimable. Registration penalties decreased from $142,254 during the three months ended March 31, 2006 to $0 for the three months ended March 31, 2007.

•
Gain (Loss) from Discontinued Operations. During the year ended September 30, 2006, we discontinued our prepaid calling card business and, accordingly, our statements of operations for all periods presented have been restated to reflect the prepaid calling card business as a discontinued operation. Gain from our discontinued operations was $4,940 for the three months ended March 31, 2007 versus a loss of $672,782 for the prior year.

Liquidity and Capital Resources. From inception to March 31, 2007, we have raised $9,091,177 from sales of our common stock, $5,365,162 from the issuance of debt, $3,000,000 from collections of a note receivable from a stockholder in connection with our merger with PAEC, and $4,000,000 (before consideration of stock issuance costs) in connection with the sale of Series A Convertible Preferred Stock. We used these proceeds to fund operating activities and purchase property and equipment.  On March 31, 2007, we had a cash balance of $2,304,762, which is not expected to be adequate to meet our operating commitments for the next twelve months.

We will need significant additional capital to fund our operations going forward. We expect to finance our future cash needs for the balance of fiscal 2007 principally through public or private equity offerings and/or through debt financings. We may also pursue strategic partnerships and collaborations and licensing arrangements when appropriate. We may decide to raise the capital in more than one transaction based on market conditions and business circumstances. Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward. This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stock holders.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a number of additional employees in sales, operations and customer service. We believe our current location in Bradenton, Florida makes recruiting quite difficult due the demographics of the area. Accordingly, we have executed a lease for approximately 11,400 square feet in the greater Tampa, Florida area. The lease will commence upon our move-in date, which we anticipate will be during the third calendar quarter of 2007. The total minimum rentals, exclusive of sales taxes, over the five year lease obligation is approximately $740,000. At such time, we will be abandoning the leased premises we currently occupy in Bradenton, Florida, however we will remain liable for the full amount of rent payable to our Bradenton offices. If any estimated and/or actual sublease income is less than our minimum future lease payments under our current leases, then we will be required to record an expense and liability for the fair value of the net remaining lease rentals (i.e. the future minimum lease payments below minus estimated sublease rentals we reasonably can expect to receive) at the date of our move. In addition, we anticipate that we will be required to impair approximately $50,000 of leasehold improvements upon abandonment of the facility. We do not believe that we will incur any other significant costs as a result of our move to our new facility.

Off-Balance Sheet Arrangements

Operating Leases

With respect to our current facilities, we are obligated under two lease agreements for our facilities in Bradenton, Florida, which expire in 2008. The future minimum lease payments are approximately as follows as of March 31, 2007:

Twelve months ending	Amounts

March 31, 2008	$267,500
March 31, 2009	114,700

Total	$382,200

Employment Agreements

At March 31, 2007 we were obligated under the following employment agreements:

•
The employment agreement with our Chief Executive Officer, Jerry R. Welch, which has a term from September 5, 2006 to December 31, 2008, provides him with an annual salary of $235,000. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $845,000. This amount is being recognized as stock based compensation on a straight line basis as the options vest. The grant was equal to 4.25% of the outstanding shares of our total issued stock, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever period is shorter.

•
The employment agreement with our Chief Financial Officer, Raymond Springer, which has a term from September 5, 2006 to December 31, 2008, provides him with an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $400,000. This amount is being recognized as stock based compensation on a straight line basis as the options vest. This grant was equal to 2.0% of the outstanding shares of our total issued stock, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever is shorter.

In addition to the above at December 30, 2006, we were obligated under an employment agreement with our previous Chairman of the Board of Directors and chief executive officer, Clifford Wildes. The agreement was terminated on January 29, 2007. As consideration for such termination and accrued vacation owed to Mr. Wildes of approximately $90,000, we agreed to pay him a total sum of $250,000 over a period of six months. At March 31, 2007, accounts payable, and accrued and other liabilities includes approximately $165,000 owed to Mr. Wildes under this arrangement.

Service and Purchase Agreements

We have entered into three one-year contracts with each of Discover Financial Services, LLC, our card network, PDNB, our sponsoring bank and Metavante, our processor.  Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts.  The Metavante agreement also requires a minimum payment of $5,000 per month.

Purchase Commitments

As of March 31, 2007, we had no material purchase commitments.

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

Item 3. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

As part of our efforts to ensure accurate disclosure, an evaluation was performed by our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. On the basis of that evaluation, the our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007, ensuring that all material information required to be filed in this transitional report was made known to them in a timely fashion.

B. Changes in Internal Controls over Financial Reporting

In connection with the evaluation of our internal controls during the three months ended March 31, 2007, our Principal Executive Officer and Principal Accounting Officer determined that there were no changes to internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of stockholders on March 1, 2007. At the annual meeting:

1. Five nominees for director were elected for a one-year term by a vote of shares as follows:

Jerry R. Welch received 5,658,847 votes for his election and 26,519 votes were withheld.

Benjamin J. Bond received 5,658,757 votes for his election and 26,519 votes were withheld.

Joseph Hudgins received 5,658,757 votes for his election and 26,519 votes were withheld.

Mark Brewer received 5,658,757 votes for his election and 26,519 votes were withheld.

Robert A. Berlacher received 5,658,757 votes for his election and 26,519 votes were withheld.

2. The proposal to approve the 2007 Omnibus Equity Compensation Plan and the reservation of 2,300,000 shares of the Company’s common stock for issuance thereunder was ratified by a vote as follows:

For	Against	Abstain
4,231,416	38,183	3,620

3. The appointment of Kingery & Crouse, P.A. as our independent registered public accountants for the year ended September 30, 2006 was ratified by a vote as follows:

For	Against	Abstain
5,682,602	165	2,700

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NFINANSE INC.

Date: May 11, 2007	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors

NFINANSE INC.

Date: May 11, 2007	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.