Form 10QSB
period 2007-06-30
nFinanSe Inc.
filed 2007-08-14
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,844,688 shares of $0.001 par value Common Stock outstanding as of August 6, 2007

Transitional Small Business Disclosure Format (Check one):

Yes	No	X

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheet (unaudited) as of June 30, 2007	4
Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and June 30, 2006, and for the period July 10, 2000 (inception) to June 30, 2007	5
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and June 30, 2006, and for the period July 10, 2000 (inception) to June 30, 2007	7
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis or Plan of Operation.	21
Item 3. Controls and Procedures.	27
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3. Defaults Upon Senior Securities.	29
Item 4. Submission of Matters to a Vote of Security Holders.	29
Item 5. Other Information.	29
Item 6. Exhibits.	30

SIGNATURES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design and market our products;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	our ability to attract the qualified personnel to implement our growth strategies,
•	our ability to develop sales and distribution capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	the effect of certain accounting interpretations on our financial results;
•	changes in our business plan and corporate strategies; and
•
other risks and uncertainties discussed in greater detail in this quarterly report, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis or Plan of Operation.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission, or the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.

As used in this quarterly report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,014,652
Receivables:
Accounts (net of allowance for doubtful accounts of $0)	2,890
Other	8,768
Prepaid expenses and other current assets	344,351
Inventory	365,188
Total current assets	9,735,849
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $469,686)	429,680

OTHER ASSETS	49,634

TOTAL	$10,215,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,366,917
Deferred revenues	143,750
Total current liabilities	1,510,667

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 10,327,934 outstanding as follows:
Series A Convertible Preferred Stock - 9,327,934 issued and outstanding with a liquidation value of approximately $9,328,000 and undeclared accumulated dividends in arrears of approximately $233,200 at June 30, 2007	9,328
Series B Convertible Preferred Stock – 1,000,000 issued and outstanding with a liquidation value of approximately $3,000,000 at June 30, 2007	1,000
Common stock - $0.001 par value: 200,000,000 shares authorized; 5,741,488 shares issued and outstanding	5,742
Common stock subscribed	103
Subscribed receivable – common stock	(309,600)
Additional paid-in capital	40,423,498
Deficit accumulated during the development stage	(31,425,575)
Total stockholders’ equity	8,704,496

TOTAL	$10,215,163

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period July 10, 2000 (inception) to June 30, 2007

REVENUES	$12,992	$14,050	$14,760	$14,050	$1,188,165

OPERATING EXPENSES:
Costs of revenues	36,604	77,392	100,106	324,887	1,316,397
Employee and director compensation and benefits:
Stock based	253,620	440,633	983,702	693,584	2,381,021
Other	1,019,279	635,084	2,148,419	1,198,634	9,207,194
Professional and consulting fees
Stock based	-	628,126	-	628,126	2,780,452
Other	353,086	415,289	603,560	796,796	3,848,772
Selling and marketing	187,429	48,647	293,378	67,011	707,235
Occupancy and equipment	163,276	148,121	326,211	273,318	1,693,923
Travel and entertainment	125,650	33,732	235,715	77,205	610,116
Impairment of assets	10,157	-	41,139	-	296,293
Purchased in process research and development	-	-	-	-	153,190
Other	96,451	128,368	188,773	328,150	1,163,509
Total operating expenses	2,245,552	2,555,392	4,921,003	4,387,711	24,158,102

Loss from operations	(2,232,560)	(2,541,342)	(4,906,243)	(4,373,661)	(22,969,937)

(Continued)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period July 10, 2000 (inception) to June 30, 2007
Other income (expense):
Interest expense	-	(204,349)	-	(205,641)	(1,686,225)
Interest income	18,256	835	41,697	5,489	998,468
Gain (loss) on derivative instruments	-	(997,603)	-	(1,429,441)	1,845,262
Loss on debt extinguishment	-	-	-	-	(4,685,518)
Registration rights penalties	-	(142,277)	-	(284,531)	(98,649)
Gain (loss) on sale of assets	-	-	1,633	-	(28,368)
Gain from settlement of litigation	-	-	-	-	4,000
Other income (expense)	(6,083)	-	25,610	-	(69,488)
Total other income (expense)	12,173	(1,343,394)	68,940	(1,914,124)	(3,720,518)

Loss from continuing operations	(2,220,387)	(3,884,736)	(4,837,303)	(6,287,785)	(26,690,455)

Loss from discontinued operations	(13,629)	(473,353)	(8,689)	(1,141,195)	(3,735,120)

Net loss	(2,234,016)	(4,358,089)	(4,845,992)	(7,428,980)	(30,425,575)
Dividends on Series A Convertible Preferred Stock	-	-	-	-	(1,000,000)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(116,600)	-	(233,200)	-	(233,200)
Net loss attributable to common shareholders	$(2,350,616)	$(4,358,089)	$(5,079,192)	$(7,428,980)	$(31,658,775)

Net loss per share - basic and diluted:
Continuing operations (including dividends on preferred stock)	$(0.61)	$(1.04)	$(1.32)	$(1.72)
Discontinued operations	$-	$(0.13)	$-	$(0.31)
Total net loss per share	$(0.61)	$(1.17)	$(1.32)	$(2.03)
Weighted average number of shares outstanding	3,863,685	3,738,482	3,842,586	3,663,928

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period July 10, 2000 (inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,845,992)	(7,428,980)	$(30,425,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,527	222,402	817,599
Provision for inventory obsolescence	9,342	221,734	503,735
Provision for bad debts	-	167,833	461,972
Amortization of intangible assets	-	-	15,485
Non-cash interest expense	-	-	1,579,020
Amortization of premium on senior secured convertible promissory notes	-	192,739	(863,049)
Stock based compensation and consulting	983,702	1,321,710	5,161,473
Purchased in-process research and development	-	-	153,190
Gain (loss) on derivative financial instruments	-	1,429,441	(1,845,262)
Loss on debt extinguishment	-	-	4,685,518
(Gain) loss on disposal of assets	(1,633)	-	28,368
Impairment of assets	41,139	-	1,037,694
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Value of PBS warrant	5,600	-	5,600
Changes in assets and liabilities, net:
Receivables	46,492	153,015	(313,870)
Inventories	(362,270)	(68,823)	(717,047)
Prepaid expenses and other current assets	101,746	50,903	(377,188)
Other assets	12,071	54,229	(17,342)
Assets of discontinued operations	-	1,179,107	(229,060)
Accounts payable and accrued and other liabilities	(75,297)	(69,374)	798,178
Accrued penalties - registration rights	-	284,531	98,649
Deferred revenues – advertising participation	83,750	-	143,750
Liabilities of discontinued operations	-	(1,215,536)	87,411
NET CASH USED IN OPERATING ACTIVITIES	(3,884,823)	(3,505,069)	(19,260,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47,145)	(39,641)	(1,417,683)
Investment in Product Benefits Systems Corporation	-	(15,169)	(15,737)
Note receivable	-	-	(202,000)
Initial investment in Financial Services International, Inc.	-	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(47,145)	(54,810)	(1,650,420)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended June 30, 2007	For the six months ended June 30, 2006	For the period July 10, 2000 (inception) to June 30, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock	3,000,000		3,000,000
Proceeds from issuance of Series A Convertible Preferred Stock	-		4,000,000
Payment for stock issuance costs	-	-	(142,601)
Proceeds from borrowings	-	1,050,000	5,365,162
Repayments of notes payable	-	-	(147,912)
Collection of note receivable from stockholder	-	-	3,000,000
Proceeds from the issuance of common stock	5,759,997	650,000	14,851,174
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,759,997	1,700,000	29,925,823

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,828,029	(1,859,879)	9,014,652

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,186,623	1,941,300	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,014,652	$81,421	$9,014,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$5,284	$15,101
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reduction in additional paid in capital due to stock issuance costs included in accounts payable	$640,493	$-	$640,493

Increase in common stock subscribed, additional paid-in capital and subscribed receivable – common stock	$309,600	$-	$309,600

Acquisition of assets by issuance of stock	$-	$-	$818,200

Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Dividend on Series A Convertible Preferred Stock	$-	$-	$1,000,000

Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations - see Note A	$-	$-	$2,969,000

Issuance of common stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Conversion of Senior Secured Convertible Promissory Notes and accrued interest payable to Series A Convertible Preferred Stock	$-	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc., which was incorporated under the laws of the State of Florida on July 10, 2000) and those of its wholly-owned (and currently dormant) subsidiary, MBI Services Group, LLC (collectively the “Company,” “we, ” “us, ” “our”). All significant intercompany accounts and balances have been eliminated in consolidation. We are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

We began by developing a technology platform to enable us to sell stored value cards to the unbanked and underbanked market. Typically, this market is primarily comprised of “credit challenged” consumers. Management identified that a major barrier to the acceptance and use of stored value cards was the ability to load additional funds on the card. To address this issue, we shifted our focus during 2003 toward enhancing our network to enable customers to load funds directly onto their stored value cards.

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

At the special stockholder's meeting held on November 15, 2006, our stockholders approved an increase in our authorized shares of common stock from 170,000,000 to 200,000,000, and a reduction in our shares of outstanding common stock via a reverse stock split, for which any whole number of our outstanding shares of common stock between and including 15 and 30 would be combined into one share. On December 26, our common stock underwent a 1-for-20 reverse stock split.  As a result, every twenty shares of our common stock outstanding were combined into one share. The reverse stock split affected all shares of outstanding common stock including those shares underlying outstanding stock options and warrants. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split as though it occurred at the date of our incorporation.

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

Inventories

Inventories are charged to cost of revenues sold using the first in first out method. Our inventory cost generally consists of the costs for plastic, embossing fees, printing costs and shipping.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern and that all long-lived assets are recoverable.  In addition, stock based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the assets' estimated useful lives, which range from three to ten years.

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FAS 144, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the six month period ended June 30, 2007, we recognized approximately $41,000 in expense related to certain deposits for dormant card programs and leases for premises and equipment. At June 30, 2007, we believe our remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were $66,000 and $0 during the respective six month periods ended June 30, 2007 and 2006, are expensed as incurred.

Research and Development

Research and development costs, which approximated $476,000 and $256,000 during the six months ended June 30, 2007 and June 30, 2006, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128 “Earnings per Share,” or FAS 128, and SEC Staff Accounting Bulletin No. 98, or SAB 98, basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our convertible preferred stock by the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common stock and common stock equivalent shares outstanding during the period (common stock equivalent shares arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalent shares have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

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

Convertible Debt and Equity Securities Issued with Registration Rights Agreements

In connection with the sale of debt or equity securities, we have entered into Registration Rights Agreements that generally require us to file registration statements with the Securities and Exchange Commission to register common stock shares that may be issued on conversion of debt or preferred stock, to permit re-sale of common stock shares previously sold under an exemption from registration or to register common stock shares that may be issued on exercise of outstanding options or warrants. The agreements sometimes require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common shares, options or warrants. We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies,” or FAS 5. This accounting is consistent with views established by FASB Staff Position FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments,” consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.

The carrying values of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximate their respective fair values due to their short-term nature.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of accounts receivable, and cash and cash equivalents. At June 30, 2007, our net accounts receivable did not represent a material credit risk. With respect to cash and cash equivalents, we frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.

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

Dividends on Preferred Stock

Our Series A Convertible Preferred Stock accrues dividends of 5% per annum. Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its common stock. As of June 30, 2007, dividends owed but not declared on our Series A Convertible Preferred Stock were $233,200. There are no dividend requirements on our Series B Convertible Preferred Stock.

Reclassifications

Certain amounts in the prior period and inception to date financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement did not have a significant effect on our financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements,” or FAS 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements as the FASB previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require us to develop or report any new fair value measurements. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. This statement is not expected to have a significant effect on our financial statements.

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, Employers’ Accounting for Pensions, or FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. This statement did not have a significant effect on our financial statements.

On February 15, 2007, the FASB issued Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or FAS 159, which creates a fair-value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. FAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007,  with early adoption permitted. We have not yet determined the effect that the implementation of FAS 159 will have on our results of operations or financial condition.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital and  during the current quarter we secured net proceeds of approximately $8,430,000 through sales of certain of our equity instruments (which amount includes subscribed stock of $309,600 collected in July 2007 and is net of stock issuance costs included in accounts payable at June 30, 2007).  As a result, we have substantial cash and equity as of June 30, 2007.  Because of this, and because we believe that our results of operations will reflect significant improvement in the next year, we believe that we will have adequate cash resources to fund our normal and recurring operating commitments in the next year.  However, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that our operations will generate adequate cash to meet our commitments and/or that we will be successful in attaining profitable operations (especially when one considers the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate).  In addition, we may require short-term asset-based financing to fund our operations as a result of our projected growth in receivables and inventories, and there can be no assurance that we will be able to generate adequate proceeds from any such financings or that such financings will be available on terms suitable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under operating lease agreements for our Bradenton, Florida office facilities through December 31, 2008. Future minimum lease payments under these leases are approximately as follows at June 30, 2007:

Twelve months ending	Amounts

June 30, 2008	$233,100
June 30, 2009	76,500

Total	$309,600

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

There is a strong possibility that we will have difficulty recovering the minimum future lease payments of the Bradenton facilities listed in the table above through sublease income. If such estimated and/or actual sublease income is less than these minimum future lease payments, we will be required to record an expense and liability for the fair value of the net remaining lease rentals (i.e. the future minimum lease payments above minus estimated sublease rentals we reasonably can expect to receive) at the date of our move. In addition, we anticipate that we will be required to impair approximately $40,000 of leasehold improvements at such time. We do not believe that we will incur any other significant costs as a result of our move to our new facility.

Rent expense included in loss from continuing operations for the six months ended June 30, 2007 and June 30, 2006 approximated $147,700 and $128,800, respectively.

Employment Agreements

We are obligated under the following employment agreements:

●
The employment agreement with our Chief Executive Officer, Jerry R. Welch, which has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $845,000. This amount is being recognized as stock based compensation expense on a straight line basis as the options vest. The grant was equal to 4.25% of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever period is shorter.

●
The employment agreement with our Chief Financial Officer, Raymond Springer, which has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $400,000. This amount is being recognized as stock based compensation expense on a straight line basis as the options vest. This grant was equal to 2.0% of the total of our outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever is shorter.

In addition to the above, at December 30, 2006 we were obligated under an employment agreement with our previous Chairman of the Board of Directors and chief executive officer, Clifford Wildes. The agreement was terminated on January 29, 2007. As consideration for such termination and accrued vacation owed to Mr. Wildes of approximately $90,000, we agreed to pay him a total sum of $250,000 over a period of six months. At June 30, 2007, accounts payable, and accrued and other liabilities includes approximately $44,000 owed to Mr. Wildes under this arrangement.

Service and Purchase Agreements

We have entered into renewable contracts with Discover Financial Services, LLC, our card network, Palm Desert National Bank, our sponsoring bank and Metavante, our processor, that have initial expiration dates from June 2009 through October 2011.   Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante agreement also requires a minimum payment of $5,000 per month.

Purchase Commitments

As of June 30, 2006, we had purchase commitments for card inventory, including plastic, collateral material and fees, totaling approximately $2,000,000.

Accrued Registration Rights Penalties

In July 2005, we completed the private placement of 618,125 shares of our common stock and warrants to purchase 618,125 shares of our common stock to certain accredited investors for an aggregate purchase price of $4,945,000. The warrants had an initial exercise price of $12.00 per share for each share of common stock purchased; however, this exercise price was subsequently decreased to $4.00 per share. All such warrants were exercised as of June 30, 2006.

We agreed to register the shares and the shares underlying the warrants purchased in these offerings, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and shares underlying the warrants, which registration became effective in June 2006. We are required to maintain the effectiveness of the registration statement until two years after the shares and warrants were originally sold to the investors, at which point the shares may be freely sold without registration. In accordance with SFAS 5, the balance of this liability is zero as of June 30, 2007 because we do not believe the potential to incur any such penalties is probable at this time.

NOTE D - STOCK OPTIONS AND WARRANTS

Our 2004 Stock Option Plan (the “2004 Plan”) provided for the issuance of up to 750,000 shares of common stock through the granting of stock options and/or equity-based instruments to employees, officers, non-employee directors, consultants, and advisors. Our 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) provides for the issuance of up to 2.3 million shares of common stock through the granting of stock options and/or equity based instruments to employees, officers, non-employee directors, consultants and advisors. Our board of directors has authority to determine awards and establish exercise prices. On March 1, 2007, our stockholders approved the 2007 Plan which combines the 709,850 shares that were issued and outstanding on the 2004 Plan with the 2.3 million shares available for issuance under the 2007 Plan. As of June 30, 2007, exclusive of the Outstanding Warrants discussed below, there were a total of 2,033,233 options outstanding under the 2007 Plan, consisting of 1,959,425 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2017. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three months and six months ended June 30, 2007:

	For the three months ended	For the six months ended
	June 30, 2007	June 30, 2007
Expected Term in years	5	5
Expected stock price volatility	1.690	1.616
Risk free interest rate	4.8%	4.7%
Dividend yield	0%	0%

The following table describes our stock option activity for the six months ended June 30, 2007:

	Number of Options	Weighted average exercise price per share (priced at date of grant)

Outstanding at December 31, 2006	712,433	$7.89
Granted	1,409,902	$1.89
Cancelled	(89,102)	$10.82

Outstanding at June 30, 2007	2,033,233	$3.60

Options granted at or above market value during the six months ended June 30, 2007	1,409,902

The following table summarizes information regarding options that are outstanding at June 30, 2007:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$1.50	1,189,902	9.5	$1.50	319,602	$1.50
$3.20-$10.18	693,831	5.0	$4.72	504,658	$4.46
$10.20-$13.80	95,750	3.3	$12.26	93,250	$12.25
$15.60-$32.00	53,750	2.9	$20.34	53,750	$20.34
	2,033,233	7.5	$3.60	971,260	$5.11

Since our options have issue prices equal to their market prices on the date of grant, no intrinsic value exists in our options. We estimate the aggregate stock-based compensation attributable to unvested options to be approximately $1,756,000, which amount is expected to be realized over a period of three years.

Non Employee Director Options

During the quarter ended March 31, 2007, 70,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant, had a fair value of approximately $298,000. This amount has been included in employee and director stock based compensation in the accompanying statement of operations for the six months ended June 30, 2007.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding that allow the holder to purchase a like amount of common stock at June 30, 2007.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007	120,928	$3.30	June 29, 2012

Securities Purchase Agreements dated June 29, 2007	1,511,600	$5.00	June 29, 2012

Consulting services agreement	37,500	$5.00	Various dates through 2011

Cooperation Agreement on November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants outstanding at June 30, 2007	1,995,028

NOTE E - OTHER SIGNIFICANT CURRENT PERIOD EVENTS

The Company entered into securities purchase agreements, dated as of June 29, 2007, with several institutional and accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of (i) 1,000,000 shares of its Series B Convertible Preferred Stock, $0.001 par value per share, (ii) 2,023,199 shares of its common stock, $0.001 par value per share, and (iii) warrants to purchase 1,511,600 shares of common stock, for an aggregate purchase price of $9,069,597,  $309,600 of which was received on July 2, 2007.

Pursuant to the Series B Preferred Stock Certificate of Designation, the holders of the Series B Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of holders of common stock and shall be entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company, as amended, and shall be entitled to vote, with respect to any question upon which holders of common stock are entitled to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series B Preferred Stock shall be entitled to vote on an as-converted basis.

In addition, as long as at least 33% of the shares of Series B Preferred Stock are outstanding, the holders of at least a majority of the outstanding Series B Preferred Stock, (provided at least two holders of the shares of Series B Preferred Stock at the time outstanding agree in such requisite vote), voting as a separate class, shall be necessary for effecting or validating any of the following transactions or acts, whether by merger, consolidation or otherwise:

(i)           Any amendment, alteration or repeal of any of the provisions of the Certificate of Designation in a manner that will adversely affect the rights of the holders of the Series B Preferred Stock; provided however, that no such consent shall be required for the Company to amend the Articles to increase the Company's shares of common stock or undesignated preferred stock; and

(ii)           The authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference or redemption rights, pari passu with or senior to, the Series B Preferred Stock in any manner; provided, however, that no such consent shall be required for the Company to amend the Articles to increase the Company's shares of common stock or undesignated Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), after any distribution of assets of the Company to the holders of then outstanding shares of the Company’s Series A Convertible Preferred Stock, but before any distribution of assets of the Company shall be made to or set apart for the holders of the common stock or any other class of preferred stock, the holders of Series B Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to the greater of (i) $3.00 per share of Series B Preferred Stock, and (ii) the amount such holder would have received if such holder had converted its shares of Series B Preferred Stock to common stock, subject to but immediately prior to such Liquidation. If the assets of the Company available for distribution to the holders of Series B Preferred Stock shall not be sufficient to make in full the payment herein required, such assets shall be distributed pro-rata among the holders of Series B Preferred Stock based on the aggregate liquidation preferences of the shares of Series B Preferred Stock held by each such holder.

Emerging Growth Equities, Ltd. acted as placement agent for the June 29, 2007 transaction and received a fee equal to $634,872 and a warrant to purchase 120,928 shares of common stock, exercisable at $3.30 per share and expiring on June 29, 2012.  Robert A. Berlacher, a current member of the Company’s Board of Directors, is a co-founder and director of EGE Holdings, Ltd., a holding company with a 100% ownership interest in Emerging Growth Equities, Ltd.  Mr. Berlacher received no compensation from EGE Holdings, Ltd. or Emerging Growth Equities, Ltd. related to the Company’s sale of common stock, Series B Preferred Stock and warrants.

NOTE F - OTHER SIGNIFICANT SUBSEQUENT EVENTS

On July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $619,000.  The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. The Option Shares are divided into 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us.

On July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $291,000.  The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. The Option Shares are divided into 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us.

On August 8, 2007, the Company awarded a total of 75,000 stock options to seven officers of the Company at $3.30 per share, which when using Black-Scholes results in an aggregate fair value of approximately $227,000.  These options will vest over three years and will expire on August 8, 2017.

End of Financial Statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a provider of Stored Value Cards (“SVCs”). There are four basic types of SVCs that we issue. They are payroll, gift, reloadable general spend and corporate reward SVCs. The gift and reloadable general spend SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors. Payroll and reward SVCs are marketed to large companies by our sales force. The stored value of the cards is increased via “load” transactions that take place over our proprietary nFinanSe Network, through Automated Clearing House (“ACH”), or batch loads. In addition, the nFinanSe Network can be used to process load transactions for other companies that market SVCs. nFinanSe Network transactions can take place throughout our distributors’ retail networks and at several different payment and remittance processors such as Western Union and Travelers Express MoneyGram.

Reloadable general spend SVCs can have their stored-value replenished or “reloaded” via load transactions. These SVCs are marketed mainly to the sub-prime credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are recent immigrants, recently divorced, young or have no credit history or very low income. We market payroll SVCs directly to employers whose employee demographics fit the sub-prime market profile.

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

Results of Operations. Our principal operations commenced in 2001, however, to this date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7, or FAS 7, sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through June 30, 2007 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Lack of Profitability of Business Operations since 2001. We were initially focused exclusively on the sale of SVCs. During the years leading up to fiscal 2006, we experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a proprietary process, the nFinanSe Network, to allow the consumer to perform value loads in a retail environment. In fiscal 2006, we entered into agreements with MoneyGram and Western Union whereby SVCs could be loaded at their locations. These agreements greatly expanded our load network. Additionally, in 2006, and as amended in June 2007, we signed an agreement with Discover Financial Services, LLC that permits us to issue Discover® Network-branded SVCs directly or through a sponsoring bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we previously sold. Consequently, management made the decision to focus our efforts on implementing the agreement with Discover Financial Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our then-existing SVC programs by disposing of our then-existing SVC inventory. The time and money lost due to the difficulties and interruptions we experienced with other issuers’ SVC programs, the cessation of sales activity and the SVC inventory write offs associated with the adoption and development of the Discover® Network SVC products, along with the expense of developing the nFinanSe Network, has kept us from achieving profitability to date.

During fiscal year 2007, we intend to expand the number of active retail locations where our retail gift and reloadable general spend SVCs can be purchased by entering into agreements with established prepaid card distributors. We expect this effort will also increase the number of locations where our card holders can load funds onto their cards. At June 30, 2007, there were over 72,000 locations where our SVCs could be loaded. In connection with our new Discover® Network card strategy, we have entered into agreements with several prepaid card distributors representing over 30,000 retail locations. Although much work is still required to get these agreements implemented and to have our reloadable general spend and retail gift SVCs accepted in the market, our business plan is to have approximately 20,000 retail locations selling our retail gift and reloadable general spend SVCs by the end of calendar 2007.  As of June 30, 2007, we have approximately 300 retail locations offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four types of fees: fees when a card is sold, fees when the nFinanSe Network is used to reload a card, fees when a card is used in a purchase or ATM transaction and fees when a card with a cash balance is charged for monthly maintenance. These fees differ by card type or transaction type.
Revenues for the three months ended June 30, 2007 and the three months ended June 30, 2006 were $12,992 and $14,050, respectively. Revenues for the six months ended June 30, 2007 and the six months ended June 30, 2006 were $14,760 and $14,050, respectively. Revenues in 2006 were hindered because we did not have working card programs to sell.

Operating Expenses.  Operating expenses for the three months ended June 30, 2007 and 2006 were $2,245,552 and $2,555,392, respectively, a 12% decrease. Operating expenses for the six months ended June 30, 2007 and 2006 were $4,921,003 and $4,387,711, respectively, a 12% increase. These changes in our operating expenses are attributable to the following:

•
Cost of Revenues. Cost of revenues for the three months ended June 30, 2007 and the three months ended June 30, 2006 were $36,604 and $77,392, respectively. The 2006 amount includes a write-down for prepaid inventory of approximately $69,000. Exclusive of this amount, cost of revenues increased approximately $28,000 during the six month period ended June 30, 2007 compared to the six month ended June 30, 2006 because of certain costs we incurred related to the distribution and maintenance of our cards.

Cost of revenues for the six months ended June 30, 2007 and the six months ended June 30, 2006 were $100,106 and $324,887, respectively. The 2006 amount includes a provision for inventory obsolescence of approximately $222,000 that resulted from a dispute with one of our vendors which effectively made certain inventories unusable, and the $69,000 prepaid inventory write-down previously mentioned. Exclusive of these amounts, cost of revenues increased approximately $67,000 during the six month period ended June 30, 2007 compared to the six month ended June 30, 2006 because of distribution and maintenance costs we incurred related to the distribution and maintenance of our nFinanSe Discover® Network Cards.

•
Stock based employee compensation expense. Stock based compensation decreased $187,013 to $253,620 when comparing the three month period ending June 30, 2007 to the same period from a year ago, a 42% decrease.  Stock based compensation increased 43% or $290,118 to $983,702, when comparing the six month period ended June 30, 2007 to the six month period ended June 30, 2006.   Stock based compensation expense is a function of the number of options granted, the vesting period for those options, the Company’s stock price volatility, and the rate of employee turnover.  The primary reason for the increase in the current six month period was a result of stock-based compensation expense of approximately $392,000 for the options issued to Mr. Welch and Mr. Springer and approximately $298,000 of such expense from options granted to our non-employee directors in the quarter ended March 31, 2007.

•
Other employee compensation and benefits. Other employee compensation and benefits increased 61% or $384,195 to $1,019,279 during the three month period ended June 30, 2007 when compared to the three month period ended June 30, 2006. This increase is due to hiring more sales and support personnel related to the nFinanSe Discover® Network Card program.

During the six month period ended June 30, 2007, other employee compensation and benefits increased 80% or $949,785 to $2,148,419 when compared to the six month period ended June 30, 2006. This increase is due to hiring more sales and support personnel related to the nFinanSe Discover® Network Card program, and the immediate recognition of $175,701 of expense related to the separation agreement that was entered into between the Company and Clifford Wildes (our former chairman) in January 2007.

•
Stock based professional and consulting fees. Stock based professional and consulting fees decreased from $628,126 for both the three and six month periods ended June 30, 2006 to $0 for the same periods in 2007.  This is reflective of the Company’s improved cash position, and its efforts to lessen its reliance on non-employee professionals.

•
Other professional and consulting fees. During the three month period ended June 30, 2007, other professional and consulting fees decreased 15% from $415,289 to $353,086 when compared to the three month period ended June 30, 2006. During the six month period ended June 30, 2007, other professional and consulting fees decreased 25% from $796,796 to $603,560 when compared to the six month period ended June 30, 2006. These decreases are primarily attributable to a reduction in fees associated with our Registration Statement on Form SB-2 (which became effective on June 14, 2006, a reduction in legal and consulting fees incurred in connection with licensing and compliance efforts, and the Company’s efforts to lessen its reliance on non-employee professionals.

•
Travel and entertainment. Travel and entertainment increased from $33,732 for the three month period ended June 30, 2006 to $125,650 for the three month period ended June 30, 2007, a 273% increase. When comparing the six month period ended June 30, 2006 to the six month period ended June 30, 2006, travel and entertainment increased $158,510 to $235,715, a 206% increase. This is primarily attributable to additional travel and the increase in the number of sales personnel in the current six month period versus the same period in the prior year.

•
Impairment of Assets. Impairment of assets expense was $10,157 for the three month period ended June 30, 2007, and $41,139 for the six month period ended June 30, 2007.  This is attributable to management's decision to write-off several deposits related to redundant processing agreements and leases for premises and equipment.

•
Selling and marketing expenses. Selling and marketing expenses increased from $48,647 for the three month period ended June 30, 2006 to $187,429 for the three month period ended June 30, 2007, a 286% increase. When comparing the six month period ended June 30, 2007 to the six month period ended June 30, 2006, selling and marketing expenses increased $226,367 to $293,378, a 338% increase. The increase is attributable to additional expenses related to attending industry trade shows as well as advertising, promoting and selling our new nFinanSe Discover® Network Cards.

•
Occupancy and equipment. Occupancy and equipment expenses increased $15,155 to $163,276 for the three month period ended June 30, 2007, a 10% increase when compared to the same period from a year ago. For the six month period ended June 30, 2007, occupancy and equipment expenses increased $52,893 to $326,211, from the six month period in the prior year.  The increases are primarily attributable to an increase in equipment depreciation expense and other miscellaneous occupancy and equipment expenses arising from the growth of our staff, and an increase in office rental expense.

•
Other. Other expense decreased from $128,368 to $96,451, a 25% decrease when comparing the three month period ended June 30, 2006 to the three month period ended June 30, 2007. This decrease can be attributed to decreases in recruiting expense of $11,000 and legal settlements of $75,000, being somewhat offset by increases in telecommunications expense of approximately $12,300, dues and subscriptions expense of $13,800, and insurance expense of $15,100.  The increased telecommunications expense is primarily related to the increased sales staff, and an upgrade in service and equipment.  The increases in dues and subscriptions and in insurance expense are primarily attributable to upgraded network security and upgraded insurance protection.

On a six month basis, other expense decreased from $328,150 to $188,773, a 43% decrease when comparing the period ended June 30, 2006 to the period ended June 30, 2007. This decrease can be attributed to decreases in bad debt expense of approximately $112,500 and legal settlements of $75,000, being somewhat offset by increases in telecommunications expense of $25,500, dues and subscriptions expense of $23,900, and insurance expense of $28,200.  The increased telecommunications expense is primarily related to the increased sales staff, and an upgrade in service and equipment.  The increases in dues and subscriptions and in insurance expense are attributable to upgraded network security and upgraded insurance protection.

Other Non-Operating Income and Expense.

•
Interest income. For the three month period ended June 30, 2007 interest income was $18,256, a $17,421 increase from the same period in 2006. For the six month period ended June 30, 2007 interest income was $41,697, a $36,209 increase from the same period in 2006 .These increases are primarily attributable to the interest income received on the overnight investment of the higher bank balances.

•
Interest expense. We incurred approximately $205,000 in interest expense for both the three month and six month periods ended June 30, 2006.  We have incurred no interest expense in 2007 as we have not had any indebtedness during the current fiscal year.

•
Loss on Derivative Financial Instruments.  We recognized a net loss on our non-trading derivative financial instruments of $997,603 for the three month period ended June 30, 2006, and a loss of $1,429,441 for the six month period ended June 30, 2006. We no longer have any outstanding derivative financial instrument liabilities and, accordingly, we have no gains or losses on such instruments during the quarter or six month period ended June 30, 2007.

•
Registration Rights penalties. Registration penalties incurred during both the three month and the six month periods ended June 30, 2006 arose from amounts due to investors because we were late in completing the registration of certain common shares and warrants sold to investors in two private placements. We record registration penalties when they are both probable of being incurred and reasonably estimable. Registration penalties were $142,277 and $284,531 for the three and six month periods ended June 30, 2006, respectively.  We have incurred no registration rights penalties during the first six months of 2007, nor do we currently have any agreements for which we believe would incur registration rights penalties.

•
Other Income (Expense). During the three month period ended June 30, 2007, we incurred $6,083 in expense which was primarily related to warrants issued to a business partner in consideration of a cooperation agreement.  For the six month period ended June 30, 2007, we recognized $25,610 of income which consists of the aforementioned warrant expense being somewhat offset by $25,000 received from a former business partner as a settlement in a legal matter, and a check recovery of $6,500.  There was no income or expense recognized for this category in 2006.

•
Loss from Discontinued Operations. During the year ended September 30, 2006, we discontinued our prepaid calling card business and, accordingly, our statements of operations for all periods presented have been restated to reflect the prepaid calling card business as a discontinued operation. Loss from our discontinued operations was $13,629 for the three months ended June 30, 2007 versus a loss of $473,353 for the prior year.  Loss from our discontinued operations was $8,689 for the six months ended June 30, 2007 versus a loss of $1,141,195 for the prior year.  Fiscal 2007 losses related to communications expenses of fiscal 2006 that were unknown to exist at the time operations were discontinued.

Liquidity and Capital Resources. From inception to June 30, 2007, we have raised $21,377,680 from sales of our common and preferred stock, $5,365,162 from the issuance of convertible notes and $3,000,000 from collections of a note receivable from a stockholder in connection with our merger with PAEC. We used these proceeds to fund operating activities and investing as well as certain financing activities.  On June 30, 2007, we had a cash balance of $9,014,652, which, alone, may not be adequate to meet our operating and working capital commitments for the next twelve months.

We may need additional capital or debt financing to fund our operations going forward. We expect to finance our future cash needs for the balance of fiscal 2007 principally through our available cash and/or through receivables financings. We may also pursue strategic partnerships and collaborations and licensing arrangements when appropriate. We may decide to raise the capital in more than one transaction based on market conditions and business circumstances. Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward. This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stock holders.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a number of additional employees in sales, operations and customer service. We believe our current location in Bradenton, Florida makes recruiting quite difficult due the demographics of the area. Accordingly, we have executed a lease for approximately 11,400 square feet in the greater Tampa, Florida area. The lease will commence upon our move-in date, which we anticipate will be during the third calendar quarter of 2007. The total minimum rentals, exclusive of sales taxes, over the five year lease obligation are approximately $740,000. At such time, we will abandon the leased premises we currently occupy in Bradenton, Florida, but remain liable for the full amount of rent payable for our Bradenton offices. If any estimated and/or actual sublease income is less than our minimum future lease payments under our current leases, then we will be required to record an expense and liability for the fair value of the net remaining lease rentals (i.e. the future minimum lease payments below minus estimated sublease rentals we reasonably can expect to receive) at the date of our move. In addition, we anticipate that we will be required to impair approximately $40,000 of leasehold improvements upon abandonment of the facility. We do not believe that we will incur any other significant costs as a result of our move to our new facility.

Off-Balance Sheet Arrangements

Operating Leases

With respect to our current facilities, we are obligated under two lease agreements for our facilities in Bradenton, Florida, which expire in 2008. The future minimum lease payments are approximately as follows as of June 30, 2007:

Twelve months ending	Amounts

June 30, 2008	$233,100
June 30, 2009	76,500

Total	$309,600

Employment Agreements

At June 30, 2007 we were obligated under the following employment agreements:

•
The employment agreement with our Chief Executive Officer, Jerry R. Welch, which has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $845,000. This amount is being recognized as stock based compensation on a straight line basis as the options vest. The grant was equal to 4.25% of our total outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever period is shorter.

On July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $619,000.   The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. The Option Shares are divided into 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.   Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us.

•
The employment agreement with our Chief Financial Officer, Raymond Springer, which has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $400,000. This amount is being recognized as stock based compensation on a straight line basis as the options vest. This grant was equal to 2.0% of the outstanding shares of our total outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever is shorter.

On July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $291,000.   The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. The Option Shares are divided into 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.  Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date five years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us.

In addition to the above at December 30, 2006, we were obligated under an employment agreement with our previous Chairman of the Board of Directors and chief executive officer, Clifford Wildes. The agreement was terminated on January 29, 2007. As consideration for such termination and accrued vacation owed to Mr. Wildes of approximately $90,000, we agreed to pay him a total sum of $250,000 over a period of six months. At June 30, 2007, accounts payable, and accrued and other liabilities includes approximately $44,000 owed to Mr. Wildes under this arrangement.

On August 8, 2007, the Company awarded a total of 75,000 stock options to seven officers of the Company at $3.30 per share, which when using Black-Scholes results in an aggregate fair value of approximately $227,000.  These options will vest over three years and will expire on August 8, 2017.

Service and Purchase Agreements

We have entered into renewable contracts with Discover Financial Services, LLC, our card network, Palm Desert National Bank, our sponsoring bank and Metavante, our processor, that have initial expiration dates from June 2009 through October 2011.   Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante agreement also requires a minimum payment of $5,000 per month.

Purchase Commitments

As of June 30, 2006, we had purchase commitments for card inventory, including plastic, collateral material and fees, totaling approximately $2,000,000.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern and  that all long-lived assets are recoverable.  In addition, stock based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control over Financial Reporting

With the exception of the following, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2007, we appointed Jerome A. Kollar as our Vice President, Finance and Controller. Mr. Kollar, age 44, previously worked as interim Chief Financial Officer for The Picture People, Inc. in Foster City, California, since October 2005 and, prior to that time, was Liquidation Trustee, Acting Chief Financial Officer and Senior Vice President, Finance and Controller of FAO, Inc. since August 2001. He filled this critical control position that had been vacant since the fall of calendar 2006.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any litigation matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Common and Preferred Stock

On June 29, 2007, the Company entered into Securities Purchase Agreements, dated as of June 29, 2007, or the Purchase Agreements, with several institutional and accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of (i) 1,000,000 shares of its Series B Convertible Preferred Stock, $0.001 par value per share, (ii) 2,023,199 shares of its common stock, $0.001 par value per share, and (iii) warrants to purchase 1,511,600 shares of common stock for an aggregate purchase price of $9,069,597.

Pursuant to the Purchase Agreements, for the first $999,999 invested, each Investor received (i) common stock at the purchase price of $3.00 per share, and (ii) warrants to purchase such number of shares of common stock that is equal to 50% of the common stock purchased.  For amounts invested between $1,000,000 and $1,999,998, each Investor received (i) Series B Preferred Stock at the purchase price of $3.00 per share, and (ii) warrants to purchase such number of shares of common stock that is equal to 50% of the preferred shares purchased.  For amounts invested over $1,999,999, each Investor received (i) for the amount equal to 25% of the investment over $1,999,998, common stock at a purchase price of $3.00 per share; (ii) for the amount equal to 75% of the investment over $1,999,998, Series B Preferred Stock at a purchase price of $3.00 per share; and (iii) warrants to purchase such number of shares of common stock that is equal to 50% of the common stock and Series B Preferred Stock purchased.

Pursuant to the terms of the Purchase Agreements, the Company (subject to receipt of necessary information from the Investors after prompt request from the Company to the Investors to provide such information), shall prepare and file with the Securities and Exchange Commission, or the SEC, as soon as reasonably practicable, a registration statement on such form that is then available to the Company to enable the resale of (i) the common stock and, (ii) the shares of common stock into which the Series B Preferred Stock is convertible and the warrants are exercisable, or collectively, the Conversion Shares, by the Investors from time to time on the OTC Bulletin Board or in privately-negotiated transactions.  The Company shall also use its commercially best reasonable efforts to cause the Registration Statement to become effective and to prepare and file with the SEC such amendments and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary to keep the Registration Statement current, effective and free from any material misstatement or omission to state a material fact for a period not exceeding, the earlier of (i) the second anniversary of the closing date of the above-referenced transactions, (ii) the date on which the Investors may sell all of the common stock and Conversion Shares without restriction by the volume limitations of Rule 144(e) of the Securities Act of 1933, as amended, or (iii) such time as all of the common stock and Conversion Shares have been sold pursuant to a registration statement.  We are not liable for any registration rights penalties if we were unable to register these shares and warrants and/or maintain the effectiveness of such registration.

The warrants entitle the Investors to purchase up to an aggregate of 1,511,600 shares of common stock at an initial exercise price of $5.00 per share.  The warrants expire after a five-year term.  Each Investor received a warrant exercisable for a number of shares of common stock equal to 50% of the shares of common stock and Series B Preferred Stock purchased by such Investor pursuant to the Purchase Agreement.  The exercise price is subject to adjustments for common stock splits and reverse stock splits.  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its common stock into property or other securities, or collectively, the Triggering Transaction, the warrant shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investor would have received had the Investor been the record owner, at the time of completion of the Triggering Transaction, of that number of shares of common stock receivable upon exercise of the warrant in full, less the aggregate exercise price payable in connection with the full exercise of the warrant.  The warrant shall not be exercisable by any Investor to the extent (but only to the extent) that, if exercised by the Investor, the Investor or any of its affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of common stock.

Pursuant to the Series B Preferred Stock Certificate of Designation, the holders of the Series B Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of holders of common stock and shall be entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company, as amended, and shall be entitled to vote, with respect to any question upon which holders of common stock are entitled to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series B Preferred Stock shall be entitled to vote on an as-converted basis.

In addition, as long as at least 33% of the shares of Series B Preferred Stock are outstanding, the holders of at least a majority of the outstanding Series B Preferred Stock, (provided at least two holders of the shares of Series B Preferred Stock at the time outstanding agree in such requisite vote), voting as a separate class, shall be necessary for effecting or validating any of the following transactions or acts, whether by merger, consolidation or otherwise:

(i)           Any amendment, alteration or repeal of any of the provisions of the Certificate of Designation in a manner that will adversely affect the rights of the holders of the Series B Preferred Stock; provided however, that no such consent shall be required for the Company to amend the Articles to increase the Company's shares of common stock or undesignated preferred stock; and

(ii)           The authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference or redemption rights, pari passu with or senior to, the Series B Preferred Stock in any manner; provided, however, that no such consent shall be required for the Company to amend the Articles to increase the Company's shares of common stock or undesignated Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), after any distribution of assets of the Company to the holders of then outstanding shares of the Company’s Series A Convertible Preferred Stock, but before any distribution of assets of the Company shall be made to or set apart for the holders of the common stock or any other class of preferred stock, the holders of Series B Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to the greater of (i) $3.00 per share of Series B Preferred Stock, and (ii) the amount such holder would have received if such holder had converted its shares of Series B Preferred Stock to common stock, subject to but immediately prior to such Liquidation. If the assets of the Company available for distribution to the holders of Series B Preferred Stock shall not be sufficient to make in full the payment herein required, such assets shall be distributed pro-rata among the holders of Series B Preferred Stock based on the aggregate liquidation preferences of the shares of Series B Preferred Stock held by each such holder.

Shares of the Series B Preferred Stock are convertible at any time into shares of common stock at the initial conversion price of $3.00 per share, which conversion price is subject to customary adjustments related to stock dividends, subdivisions and combinations. In addition, if 10% or less of the aggregate shares of Series B Preferred Stock remain outstanding; or in the event of a sale, transfer or other disposition of all or substantially all the Company’s property assets or business to another corporation, in which the aggregate proceeds to the holders of the Series B Preferred Stock would be greater on an as-converted basis, all remaining outstanding shares of Series B Preferred Stock mandatorily converts into common stock.

Emerging Growth Equities, Ltd. acted as placement agent for the equity sale dated June 29, 2007 and received a fee equal to $634,872 and a warrant to purchase 120,928 shares of common stock, exercisable at $3.30 per share and expiring on June 29, 2012.  Robert A. Berlacher, a current member of the Company’s Board of Directors, is a co-founder and director of EGE Holdings, Ltd., a holding company with a 100% ownership interest in Emerging Growth Equities, Ltd.  Mr. Berlacher received no compensation from EGE Holdings, Ltd. or Emerging Growth Equities, Ltd. related to the Company’s sale of common stock, Series B Preferred Stock and warrants.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 29, 2007 (Incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the SEC on July 5, 2007).

10.1
Separation Agreement and Release of Claims, dated as of January 29, 2007, by and between the Company and Clifford Wildes (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on February 2, 2007).

10.2
Offer of Employment, dated April 24, 2007, by and between the Company and Jerome Kollar (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on May 18, 2007).

10.3
Incentive Stock Option Grant, dated May 14, 2007, by and between the Company and Jerome Kollar (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on May 18, 2007).

10.4
Form of Securities Purchase Agreement, as executed by the Company and the Investors on June 29, 2007 (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on July 5, 2007).

10.5	Form of Warrant, as issued by the Company to the Investors on June 29, 2007 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on July 5, 2007).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NFINANSE INC.

Date: August 14, 2007	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: August 14, 2007	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

3.1
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 29, 2007 (Incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the SEC on July 5, 2007).

10.1
Separation Agreement and Release of Claims, dated as of January 29, 2007, by and between the Company and Clifford Wildes (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on February 2, 2007).

10.2
Offer of Employment, dated April 24, 2007, by and between the Company and Jerome Kollar (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on May 18, 2007).

10.3
Incentive Stock Option Grant, dated May 14, 2007, by and between the Company and Jerome Kollar (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on May 18, 2007).

10.4
Form of Securities Purchase Agreement, as executed by the Company and the Investors on June 29, 2007 (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on July 5, 2007).

10.5	Form of Warrant, as issued by the Company to the Investors on June 29, 2007 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on July 5, 2007).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.