Form 10QSB
period 2007-09-29
nFinanSe Inc.
filed 2007-11-09
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number 000-33389

nFinanSe Inc.

(Exact name of small Business Issuer as specified in its charter)

Nevada	65-1071956
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3923 Coconut Palm Drive, Suite 107
Tampa, Florida	33619
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(813) 367-4400

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,162,219 shares of $0.001 par value Common Stock outstanding as of November 6, 2007

Transitional Small Business Disclosure Format (Check one):

Yes	No	X

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS	3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheet (unaudited) as of September 29, 2007	4
Consolidated Statements of Operations (unaudited) for the three and nine months ended September 29, 2007 and September 30, 2006, and for the period July 10, 2000 (inception) to September 29, 2007	5
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 29, 2007 and September 30, 2006, and for the period July 10, 2000 (inception) to September 29, 2007	7
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis or Plan of Operation.	21
Item 3. Controls and Procedures.	29
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3. Defaults Upon Senior Securities.	30
Item 4. Submission of Matters to a Vote of Security Holders.	30
Item 5. Other Information.	30
Item 6. Exhibits.	31

SIGNATURES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  Forward looking statements included in this quarterly report include but are not limited to:

•	our current cash expectations of our operations to fund normal and recurring operating commitments over the next twelve months;
•	our ability to recover future lease payments and leasehold improvements through sublease income;
•	the competitive advantages and customer acceptance of a Discover® Network branded stored value cards (“SVCs”);
•	our ability to expand the number of active retail locations through our distributors selling our retail gift and reloadable general spend SVCs; and
•	our ability to successfully recruit operations, information technology and customer service employees in the Tampa, Florida area.

When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design and market our products;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	our ability to attract the qualified personnel to implement our growth strategies;
•	our ability to develop sales and distribution capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	the effect of certain accounting interpretations on our financial results;
•	changes in our business plan and corporate strategies; and
•
other risks and uncertainties discussed in greater detail in this quarterly report and our Annual Report on Form 10-K for the year ended September 30, 2006, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis or Plan of Operation.”

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 29, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,334,353
Receivables:
Accounts (net of allowance for doubtful accounts of $0)	34,843
Other	4,822
Prepaid expenses and other current assets	597,560
Inventory	367,138
Total current assets	7,338,716

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $533,053)	455,619

OTHER ASSETS	51,133

TOTAL	$7,845,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$558,944
Deferred revenues	125,000
Total current liabilities	683,944

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 9,027,934 outstanding as follows:
Series A Convertible Preferred Stock – 9,327,934 shares authorized; 8,027,934 issued and outstanding with a liquidation value of $8,027,934 and undeclared accumulated dividends in arrears of approximately $302,400 at September 29, 2007	8,028
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at September 29, 2007	1,000
Common stock - $0.001 par value: 200,000,000 shares authorized; 7,157,553 shares issued and outstanding	7,157
Additional paid-in capital	41,140,861
Deficit accumulated during the development stage	(33,995,522)
Total stockholders’ equity	7,161,524

TOTAL	$7,845,468

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 29, 2007	For the three months ended September 30, 2006	For the nine months ended September 29, 2007	For the nine months ended September 30, 2006	For the period July 10, 2000 (inception) to September 29, 2007

REVENUES	$8,129	$27,559	$22,889	$37,948	$1,196,294

OPERATING EXPENSES:
Costs of revenues	29,515	225,168	129,621	546,394	1,345,912
Employee and director compensation and benefits:
Stock-based	674,793	581,211	1,658,495	1,274,795	3,055,814
Other	1,118,926	614,760	3,267,345	1,813,394	10,326,120
Professional and consulting fees:
Stock-based	-	-	-	628,126	2,780,452
Other	264,505	493,307	868,065	1,290,103	4,113,276
Selling and marketing	103,042	28,503	396,420	95,514	810,277
Occupancy and equipment	174,094	156,734	500,305	430,053	1,868,018
Travel and entertainment	116,803	46,363	352,517	123,568	726,918
Impairment of assets	-	-	41,139	-	296,293
Purchased in process research and development	-	-	-	-	153,190
Other	143,863	68,836	332,636	396,985	1,307,372
Total operating expenses	2,625,541	2,214,882	7,546,543	6,598,932	26,783,642

Loss from operations	(2,617,412)	(2,187,323)	(7,523,654)	(6,560,984)	(25,587,348)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 29, 2007	For the three months ended September 30, 2006	For the nine months ended September 29, 2007	For the nine months ended September 30, 2006	For the period July 10, 2000 (inception)to September 29, 2007
Other income (expense):
Interest expense	(1,216)	(1,292,487)	(1,216)	(1,498,128)	(1,687,442)
Interest income	91,314	6,239	133,011	11,728	1,089,783
Gain on derivative instruments	-	4,260,478	-	2,831,037	1,845,262
Loss on debt extinguishment	-	(5,137,817)	-	(5,137,817)	(4,685,518)
Registration rights reversals (penalties)	-	395,600	-	111,069	(98,649)
Gain (loss) on sale of assets	-	-	1,633	-	(28,368)
Gain from settlement of litigation	-	-	-	-	4,000
Other income (expense)	-	3,462	25,610	3,462	(69,488)
Total other income (expense)	90,098	(1,764,525)	159,038	(3,678,649)	(3,630,420)

Loss from continuing operations	(2,527,314)	(3,951,848)	(7,364,616)	(10,239,633)	(29,217,768)

Loss from discontinued operations	-	(1,437,949)	(8,689)	(2,579,144)	(3,735,120)

Net loss	(2,527,314)	(5,389,797)	(7,373,305)	(12,818,777)	(32,952,888)
Dividends paid on Series A Convertible Preferred Stock	(10,045)	-	(42,634)	-	(1,042,634)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(101,811)	-	(302,422)	-	(302,422)
Net loss attributable to common stockholders	$(2,639,170)	$(5,389,797)	$(7,718,361)	$(12,818,777)	$(34,297,944)

Net loss per share - basic and diluted:
Continuing operations	$(0.42)	$(1.03)	$(1.64)	$(2.77)
Discontinued operations	$-	$(0.38)	$-	$(0.70)
Total net loss per share	$(0.42)	$(1.41)	$(1.64)	$(3.47)
Weighted average number of shares outstanding	6,353,847	3,829,028	4,715,211	3,688,859

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 29, 2007	For the nine months ended September 30, 2006	For the period July 10, 2000 (inception) to September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,373,305)	$(12,818,777)	$(32,952,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,894	339,033	876,966
Provision for inventory obsolescence	14,011	139,616	508,404
Provision for bad debts	-	136,274	461,972
Amortization of intangible assets	-	-	15,485
Non-cash interest expense	-	-	1,579,020
Amortization of premium on senior secured convertible promissory notes	-	1,415,923	(863,049)
Stock-based compensation and consulting	1,658,495	1,954,761	5,836,266
Purchased in-process research and development	-	-	153,190
Gain on derivative financial instruments	-	(2,831,037)	(1,845,262)
Loss on debt extinguishment	-	5,137,817	4,685,518
(Gain) loss on disposal of assets	(1,633)	-	28,368
Impairment of assets	41,139	741,731	1,037,694
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Value of Product Benefits Systems Corporation (“PBS”) warrant	5,600	-	5,600
Changes in assets and liabilities, net:
Receivables	18,484	159,061	(341,878)
Inventories	(360,488)	299,670	(715,265)
Prepaid expenses and other current assets	(159,865)	124,563	(638,799)
Other assets	10,571	46,806	(18,842)
Assets of discontinued operations	-	286,979	(229,060)
Accounts payable and accrued and other liabilities	(242,801)	(433,912)	630,674
Accrued penalties - registration rights	-	98,648	98,649
Deferred revenues – advertising participation	65,000	10,000	125,000
Liabilities of discontinued operations	-	(197,208)	87,410

NET CASH USED IN OPERATING ACTIVITIES	(6,148,898)	(5,390,052)	(21,524,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(132,488)	(216,156)	(1,503,026)
Investment in PBS	-	(15,737)	(15,737)
Note receivable	-	-	(202,000)
Initial investment in Financial Services International, Inc.	-	-	(10,000)
Purchase of assets from Typhoon Voice Technologies, Inc.	-	-	(5,000)
NET CASH USED IN INVESTING ACTIVITIES	(132,488)	(231,893)	(1,735,763)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 29, 2007		For the nine months ended September 30, 2006		For the period July 10, 2000 (inception) to September 29, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B Convertible Preferred Stock		3,000,000		-	3,000,000
Proceeds from issuance of Series A Convertible Preferred Stock		-		-	4,000,000
Payment for stock issuance costs		(640,494)		-	(783,094)
Proceeds from borrowings		-		4,067,250	5,365,162
Repayments of notes payable		-		(100,000)	(147,912)
Collection of note receivable from stockholder		-		-	3,000,000
Proceeds from the issuance of common stock		6,069,610		650,000	15,160,787

NET CASH PROVIDED BY FINANCING ACTIVITIES		8,429,116		4,617,250	29,594,943

NET CHANGE IN CASH AND CASH EQUIVALENTS		2,147,730		(1,004,695)	6,334,353

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		4,186,623		1,941,300	-

CASH AND CASH EQUIVALENTS, END OF PERIOD		$6,334,353		$936,605	$6,334,353

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid		$1,216		$5,683	$16,317
Income taxes paid		$-		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of assets by issuance of stock		$-		$-	$818,200

Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities		$-		$-	$4,007,443
Dividend on Series A Convertible Preferred Stock		$42,634		$-	$1,042,634

Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalizations - see Note A		$-		$-	$2,969,000

Issuance of common stock in lieu of cash payment of registration penalties		$-		$-	$652,625
Conversion of Senior Secured Convertible Promissory Notes and accrued interest payable to Series A Convertible Preferred Stock	$	$-	$	$-	$$5,327,934

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

We began operations by developing a technology platform to enable us to sell stored value cards to the un-banked and under-banked market. Typically, this market is primarily comprised of “credit challenged” or “cash-based” consumers. Management identified that a major barrier to the acceptance and use of stored value cards was the ability to load additional funds on the card. To address this issue, we shifted our focus during 2003 toward enhancing our network to enable customers to load funds directly onto their stored value cards.

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

In addition to other items requiring stockholder approval, at a special stockholder's meeting held on November 15, 2006, our stockholders approved changing our fiscal year end to the Saturday closest to December 31 of each year. This change was made so as to end our physical year concurrently with our  fiscal week. Our typical distributor agreement calls for cutting off a business week at 12 midnight on a Saturday.

In May 2005, through MBI Services Group, LLC, we commenced selling traditional wholesale telecommunications services. During the fiscal year of 2005, we launched prepaid phone cards in order to develop brand recognition within the credit challenged or cash-based customer market. During fiscal 2006, we added Western Union® and MoneyGram® to our load network and signed an agreement with DFS Services, LLC to issue branded stored value cards (“SVCs”). During the quarter ended September 30, 2006, we decided to discontinue the low-margin prepaid phone card business and focus strictly on selling SVCs and expanding our load network.

We currently operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards, and promotional/incentive cards; and (ii) the nFinanSe NetworkTM, which is a network of load locations for SVCs.

At a special stockholder's meeting held on November 15, 2006, our stockholders approved an increase in our authorized shares of common stock from 170,000,000 to 200,000,000, and they authorized our board of directors to initiate a reverse stock split ranging between 1-for-15 and  1-for-30.  Consequently, on December 26, 2006 our board of directors approved a reverse split in which our common stock underwent a 1-for-20 reverse stock split.  As a result, every twenty shares of our common stock outstanding were combined into one share. The reverse stock split affected all shares of outstanding common stock including those shares underlying outstanding stock options and warrants. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split as though it occurred at the date of our incorporation.

Discontinued Operations and Reclassifications

We account for discontinued operations using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Gain (loss) from discontinued operations” for each period presented.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for the face amount of the gift card and the load amount of the reloadable general spend cards are typically 2 days for most customers and each Friday for activity of the previous week for our largest distributor. Our wholesale fees for the cards are payable each Monday for the sales of the previous week. Paycards and rewards card loads and card load fees are usually paid in advance. Transaction fees earned on cardholder use of the cards are paid to us monthly.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of our customers and, with the exception of some minimum cash balances, we generally do not require collateral.

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

Inventories

Inventories are charged to cost of revenues using the first in first out method. Our inventory cost generally consists of the costs for plastic, embossing fees, printing costs and shipping.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern and that all long-lived assets are recoverable.  In addition, stock-based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the shorter of the lease terms, if any, or the assets' estimated useful lives, which range from three to ten years.

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FAS 144, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the nine month period ended September 29, 2007, we recognized approximately $41,000 in impairment expense arising from the write-off of certain deposits for dormant card programs. At September 29, 2007, we believe our remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $66,000 and $0 during the respective nine month periods ended September 29, 2007 and September 30, 2006, are expensed as incurred. The majority of advertising was related to the sale of cards on the Internet.

Research and Development

Research and development costs, which approximated $638,000 and $407,000 during the nine months ended September 29, 2007 and September 30, 2006, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128, “Earnings per Share,” or FAS 128, and SEC Staff Accounting Bulletin No. 98, or SAB 98.  Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our convertible preferred stock by the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common stock and common stock equivalent shares outstanding during the period (common stock equivalent shares arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalent shares have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes,” or FAS 109. Under FAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise primarily from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid.

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

Stock-Based Compensation

Since January 1, 2006, we have used Financial Accounting Standards No. 123 (Revised), “Share-Based Payments,” or FAS 123(R), to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of share based payments, such as stock options granted to employees. We elected to apply FAS 123(R) on a modified prospective method for awards existing at the date of adoption. This method requires us to record compensation expense as such awards continue to vest.

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

Dividends on Preferred Stock

Our Series A Convertible Preferred Stock accrues dividends of 5% per annum. Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its common stock. As of September 29, 2007, dividends owed but not declared on our Series A Convertible Preferred Stock were $302,422.  In September 2007, dividends were paid on the voluntary conversion of 1,300,000 shares of Series A Preferred Stock into 1,300,000 shares of common stock, in the form of 12,865 shares of common stock and cash for fractional shares in the total amount of $11. There are no dividend requirements on our Series B Convertible Preferred Stock.

Reclassifications

Certain amounts in the prior period and inception to date financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement did not have a significant effect on our financial statements.

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

In September 2006, the FASB issued Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R), or FAS 158. This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (a) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position; (b) recognize, as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FAS 87, “Employers’ Accounting for Pensions”, or FAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not sponsor a defined benefit pension plan and accordingly, this statement has no effect on our financial statements.

On February 15, 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”, or FAS 159, which creates a fair-value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. FAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair-value election. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We have not yet determined the effect that the implementation of FAS 159 will have on our results of operations or financial condition.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital and during the current nine month period ended September 29, 2007, we secured net proceeds of approximately $8,430,000 through sales of equity instruments, principally preferred stock.  As a result, we have a cash balance of $6,334,353 as of September 29, 2007.  Because of our ability to raise capital when necessary, and because we believe that our results of operations will reflect significant improvement in the next fiscal year, we believe that we will have adequate cash resources to fund our normal and recurring operating commitments in the next twelve months.  However, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that our operations will generate adequate cash to meet our commitments and/or that we will be successful in attaining profitable operations (especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate).  In addition, our current business strategy now requires filing of performance bonds with most states. These performance bonds will require cash collateral in the aggregate of $5 to $7 million within the next twelve months, and funding of this collateral will require us to obtain additional debt or equity capital.  Furthermore, we expect to require short-term debt or equity financing to fund our working capital as a result of our projected growth in load float receivables and inventories.  There can be no assurance that we will be able to generate adequate proceeds from any such financings or that such financings will be available on terms suitable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table provides components of accounts payable and accrued liabilities as of September 29, 2007:

Balances	Amounts
Accounts payable	$179,961
Accrued personnel costs	74,657
Other accrued expenses and liabilities	304,326

Total	$558,944

NOTE D - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under operating lease agreements for our Tampa, Florida office facilities through October 31, 2012, and the vacated Bradenton, Florida office facilities through December 31, 2008. Future minimum lease payments and anticipated common area maintenance charges under these leases are approximately as follows at September 29, 2007:

Twelve months ending	Amounts
September 2008	$355,500
September 2009	233,500
September 2010	199,500
September 2011	203,900
September 2012	208,400
Thereafter	17,367

Total	$1,218,167

In October 2007 we vacated the lease premises which were formerly our offices, located in Bradenton, Florida. The Bradenton location consists of approximately 20,000 square feet, which we sublease at a monthly rent of approximately $12,167, and an additional 10,000 square feet on the second floor of the same building, for which we paid a monthly rent of approximately $11,780 through October 2007 (at which time our lessor released us from future liability on such lease with minimal cost to us).  The remaining Bradenton, Florida location sublease expires on December 31, 2008. We made the decision to relocate primarily because we believe that our new Tampa location will provide greater opportunity for us to hire both the technical and customer support staff we anticipate needing to implement our business model.

At this time, we believe there is a strong possibility that we will have difficulty recovering the minimum future lease payments of $199,000 for our Bradenton location as well as leasehold improvements having a net book value of approximately $35,000 at such location through sublease income.  As a result, we anticipate recording a charge to operations for the fair value of the net remaining lease rentals (i.e. the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and carrying value of leasehold improvements related to such facility in the fourth calendar quarter of 2007. We did not incur any other significant costs as a result of our move to our new Tampa, Florida facility.

Rent expense included in loss from continuing operations for the nine months ended September 29, 2007 and September 30, 2006 approximated $225,000 and $201,800, respectively.

Employment Agreements

We are obligated under the following employment agreements:

●
The employment agreement with our Chief Executive Officer, Jerry R. Welch, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $845,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. The grant was equal to 4.25% of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

In addition, on July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $619,000.  The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

●
The employment agreement with our Chief Financial Officer, Raymond Springer, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $400,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. This grant was equal to 2.0% of the total of our outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008.

In addition, on July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $291,000.  The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

Notwithstanding the above mentioned vesting schedules,  the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch or Mr. Springer during the terms of their employment. To the extent the options are not previously exercised, the options terminate on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s and/or Mr. Springer’s employment with us.

Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their agreements or twelve months, whichever period is shorter.

In addition to the above, at December 30, 2006, we were obligated under an employment agreement with our previous Chairman of the Board of Directors and Chief Executive Officer, Clifford Wildes. The agreement was terminated on January 29, 2007. As consideration for such termination and accrued vacation owed to Mr. Wildes of approximately $90,000, we agreed to pay him a total sum of $250,000 over a period of six months.  At September 29, 2007, the amounts owed to Mr. Wildes under this arrangement were completely satisfied and there was no remaining liability.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank, and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”) our card issuing banks and Metavante Corporation, our processor, that have initial expiration dates from June 2009 through October 2011.   Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante Corporation and FNB&T agreements also require a minimum payment of $5,000 per month.  During the three and nine months ended September 29, 2007, we made aggregate payments of approximately $137,700 and $205,900, respectively to these vendors under these arrangements.

Purchase Commitments

As of September 29, 2007, we had purchase commitments for card inventory, including plastic, collateral material and fees, totaling approximately $2,000,000, substantially all of which are expected to be paid by December 2007.

NOTE E - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combines the 709,850 shares that were issued and outstanding under the 2004 Stock Option Plan with the 2.3 million shares available for issuance under the 2007 Plan. As of September 29, 2007, exclusive of the outstanding warrants discussed below, there were a total of 2,378,363 options outstanding under the 2007 Plan, consisting of 2,304,555 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2017. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three months and nine months ended September 29, 2007:

	Three months ended	Nine months ended
	September 29, 2007	September 29, 2007
Expected Term in years	5	5
Expected stock price volatility	1.515%	1.515% – 1.690%
Risk free interest rate	4.8% - 5.03%	4.5% - 5.03%
Dividend yield	0%	0%

The following table describes our stock option activity for the nine months ended September 29, 2007:

	Number of Options	Weighted average exercise price per share (priced at date of grant)

Outstanding at December 31, 2006	712,433	$7.89
Granted	1,790,865	$2.16
Cancelled	(124,935)	$8.37

Outstanding at September 29, 2007	2,378,363	$3.55

Options granted at or above market value during the nine months ended September 29, 2007	1,790,865

The following table summarizes information regarding options that are outstanding at September 29, 2007:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$1.50	1,171,569	9.3	$1.50	413,047	$1.50
$3.20-$10.18	1,057,294	5.1	$4.18	631,098	$4.33
$10.20-$13.80	95,750	3.0	$12.26	94,500	$12.25
$15.60-$32.00	53,750	2.7	$20.34	53,750	$20.34
	2,378,363	7.0	$3.55	1,192,395	$4.70

Since our options have issue prices equal to their market prices on the date of grant, no intrinsic value exists in our options. We estimate the aggregate stock-based compensation attributable to unvested options to be approximately $2,226,000, which amount is expected to be realized over a period of three years.

Other Officer Options

On August 8, 2007, the Company awarded a total of 75,000 stock options to seven officers of the Company at $3.30 per share, which when using the Black-Scholes options valuation model results in an aggregate fair value of approximately $227,000.  These options will vest over three years and will expire on August 8, 2017.

Non Employee Director Options

During the quarter ended March 31, 2007, 70,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant, had a fair value of approximately $298,000. This amount has been included in employee and director stock-based compensation in the accompanying statement of operations for the nine months ended September 29, 2007.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding that allows the holder to purchase a like amount of common stock at September 29, 2007.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007	120,928	$3.30	June 29, 2012

Securities Purchase Agreements dated June 29, 2007	1,511,600	$5.00	June 29, 2012

Consulting services agreement	37,500	$5.00	Various dates through 2011

Cooperation Agreement on November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants outstanding at September 29, 2007	1,995,028	$4.26

NOTE F - OTHER SIGNIFICANT EVENTS

The Company entered into securities purchase agreements, dated as of June 29, 2007, with several institutional and accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of (i) 1,000,000 shares of its Series B Convertible Preferred Stock, $0.001 par value per share (“Series B Preferred Stock”), (ii) 2,023,199 shares of its common stock, $0.001 par value per share, and (iii) warrants to purchase 1,511,600 shares of common stock, for an aggregate purchase price of $9,069,597.

Pursuant to the Series B Preferred Stock Certificate of Designation, the holders of the Series B Preferred Stock  have full voting rights and powers equal to the voting rights and powers of holders of common stock and are entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company, as amended, and are entitled to vote, with respect to any question upon which holders of common stock are entitled to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series B Preferred Stock is entitled to vote on an as-converted basis.

In addition, as long as at least 33% of the shares of Series B Preferred Stock are outstanding, the holders of at least a majority of the outstanding Series B Preferred Stock, (provided at least two holders of the shares of Series B Preferred Stock at the time outstanding agree in such requisite vote), voting as a separate class, shall be necessary for effecting or validating any of the following transactions or acts, whether by merger, consolidation or otherwise:

(i)           Any amendment, alteration or repeal of any of the provisions of the Certificate of Designation in a manner that will adversely affect the rights of the holders of the Series B Preferred Stock; provided however, that no such consent shall be required for the Company to amend the Company’s Articles of Incorporation to increase the Company's shares of common stock or undesignated preferred stock; and

(ii)           The authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference or redemption rights, pari passu with or senior to, the Series B Preferred Stock in any manner; provided, however, that no such consent shall be required for the Company to amend the Company’s Articles of Incorporation to increase the Company's shares of common stock or undesignated Preferred Stock.

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

Emerging Growth Equities, Ltd. acted as placement agent for the June 29, 2007 transaction and received a fee equal to $634,872 and a warrant to purchase 120,928 shares of common stock, exercisable at $3.30 per share and expiring on June 29, 2012.  Robert A. Berlacher, who served on the Company’s Board of Directors from March 1, 2007 through October 25, 2007, is a co-founder and director of EGE Holdings, Ltd., a holding company with a 100% ownership interest in Emerging Growth Equities, Ltd.  Mr. Berlacher received no compensation from EGE Holdings, Ltd. or Emerging Growth Equities, Ltd. related to the Company’s sale of common stock, Series B Preferred Stock and warrants.

In the three month period ended September 29, 2007, certain holders of Series A Preferred Stock voluntarily converted 1,300,000 shares of Series A Preferred Stock into 1,300,000 shares of common stock. As a result of the voluntary conversion, dividends were paid in the form of 12,865 shares of common stock and cash for fractional shares in the total amount of $11.

NOTE G - OTHER SIGNIFICANT SUBSEQUENT EVENTS

On October 25, 2007, the Company received the resignation of Robert A. Berlacher, pursuant to which Mr. Berlacher resigned his position as director on the Company’s Board of Directors.  Mr. Berlacher’s resignation was effective immediately.  Mr. Berlacher’s resignation is not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective November 8, 2007, the Company’s Board of Directors appointed Mr. Bruce Terker as a director to fill the vacancy created with the resignation of Mr. Berlacher.  Mr. Terker will serve for the balance of Mr. Berlacher’s unexpired term.

On October 26, 2007, the Company filed a registration statement on Form SB-2.  The prospectus covers up to 2,224,000 shares of common stock being offered by certain selling stockholders: 2,174,000 of which are issuable upon the conversion of Series A Preferred Stock held by certain stockholders thereof that was issued by the Company in December 2006 and 50,000 shares of common stock held by a stockholder.  The Company will not receive any proceeds from the disposition of theses shares by the selling stockholders.  The Company will bear all costs, expenses and fees in connection with the registration of these shares.  The selling stockholders will bear all commissions and discounts, if any, attributable to their respective sales of shares.

End of Financial Statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a provider of Stored Value Cards (“SVCs”). There are four basic types of SVCs that we issue:, reloadable general spend, gift,  payroll and corporate reward SVCs. The reloadable general spend and gift SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors. Payroll and corporate reward SVCs are marketed to large companies by our internal sales force. The loading of stored value cards either  takes place over our proprietary nFinanSe Network TMor through Automated Clearing House (“ACH”) transactions, or though batch loads. In addition, the nFinanSe Network TM can be used to process load transactions for other companies that market SVCs. nFinanSe Network TM transactions can take place throughout our distributors’ retail networks and at several different payment and remittance processors such as Western Union® and MoneyGram®.

Reloadable general spend SVCs  are marketed mainly to the “cash-based consumer” credit market, which consists primarily of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are recent immigrants, recently divorced, young or have no credit history or low income.  We believe gift SVCs have gained a high degree of consumer acceptance and our gift SVCs are marketed to appeal to this large consumer market segment. We market payroll SVCs directly to employers whose employee demographics fit the cash-based market profile. Our corporate reward SVCs are marketed to companies who intend to reward customer  loyalty through the issuance of SVCs.

We earn revenues when a SVC is sold, when a reloadable SVC is loaded, when the SVC is used for purchases or ATM transactions and in some cases, for maintaining the use of the card on a monthly basis. The revenue that we earn can vary by the transaction type and the physical location of the transaction.

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

Results of Operations. Our principal operations commenced in 2001; however, to this date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7, or FAS 7, sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through September 29, 2007 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Lack of Profitability of Business Operations since 2001. During the years leading up to fiscal 2006, we experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a proprietary process, the nFinanSe Network TM, to allow the consumer to perform value loads in a retail environment. In fiscal 2006, we entered into agreements with MoneyGram® and Western Union® whereby SVCs could be loaded at their locations. These agreements greatly expanded our load network. Additionally, in 2006, and as amended in June 2007, we signed an agreement with DFS Services, LLC that permits us to provide Discover® Network-branded SVCs directly or through a card issuing bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we previously sold. Consequently, management made the decision to focus our efforts on implementing the agreement with DFS Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our then-existing SVC programs by disposing of our then-existing SVC inventory. The time and money lost due to the difficulties and interruptions we experienced with other issuers’ SVC programs, the cessation of sales activity and the SVC inventory write offs associated with the adoption and development of the Discover® Network SVC products, along with the expense of developing the nFinanSe Network, has kept us from achieving profitability to date.

During fiscal year 2007 and into fiscal 2008, we intend to expand the number of active retail locations where our retail gift and reloadable general spend SVCs can be purchased by entering into agreements with established prepaid card distributors. We expect this effort will also increase the number of locations where our card holders can load funds onto their cards. At December 30, 2006, there were over 70,000 locations where our SVCs could be loaded.  Subsequently, we have entered into agreements with several prepaid card distributors representing over 100,000 retail locations.  Much work is still required to get these agreements implemented and to have our SVCs accepted in the market.  As of September 29, 2007, we have approximately 600 retail locations offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four types of fees: fees when a card is sold, fees when the nFinanSe Network TM is used to reload a card, fees when a card is used in a purchase or ATM transaction and fees when a card with a cash balance is charged for monthly maintenance. These fees differ by card type or transaction type.
Revenues for the three months ended September 29, 2007 and the three months ended September 30, 2006 were $8,129 and $27,559, respectively. Revenues for the nine months ended September 29, 2007 and the nine months ended September 30, 2006 were $22,889 and $37,948, respectively. Revenues in 2006 were hindered because we did not have working card programs to sell.  Revenues in 2007 are restricted due to delays in getting cards for sale into the distributor retail locations.  These delays stem from the distributors inability to (i) timely certify their equipment, (ii) successfully complete pilots and (iii) market, train and sell their retailers on the Company’s products.

Operating Expenses.  Operating expenses for the three months ended September 29, 2007 and 2006 were $2,625,540 and $2,214,882, respectively, a 19% increase. Operating expenses for the nine months ended September 29, 2007 and 2006 were $7,546,543 and $6,598,932, respectively, a 14% increase. These changes in our operating expenses are attributable to the following:

•
Cost of Revenues. Cost of revenues for the three months ended September 29, 2007 and the three months ended September 30, 2006 were $29,515 and $225,168, respectively. The 2006 amount includes a write-down for prepaid inventory of approximately $133,000, and write-downs of prepaid fees on discontinued programs of approximately $63,000. Exclusive of these amounts, cost of revenues increased by $200 during the three month period ended September 29, 2007 compared to the three month period ended September 30, 2006.

Cost of revenues for the nine months ended September 29, 2007 and the nine months ended September 30, 2006 were $129,621 and $546,394, respectively. The 2006 amount includes a provision for inventory obsolescence of approximately $355,000 that resulted from a dispute with one of our vendors which effectively made certain inventories unusable, and write-downs of approximately $132,000 in prepaid expenses for discontinued programs. Exclusive of these amounts, cost of revenues increased approximately $70,000 during the nine month period ended September 29, 2007 compared to the nine month ended September 30, 2006 because of distribution and maintenance costs we incurred related to our nFinanSe Discover® Network Cards.

•
Stock-based employee compensation expense. Stock-based compensation increased $93,582 to $674,793 when comparing the three month period ending September 29, 2007 to the same period from a year ago, a 16% increase.  Stock-based compensation increased 30% or $383,700 to $1,658,495, when comparing the nine month period ended September 29, 2007 to the nine month period ended September 30, 2006.   Stock-based compensation expense is a function of the number of options granted, the vesting period for those options, the Company’s stock price volatility, and the rate of employee turnover.  The primary reason for the increase in the current nine month period was a result of stock-based compensation expense of approximately $993,000 for the options issued to Mr. Welch and Mr. Springer and approximately $298,000 of such expense from options granted to our non-employee directors.

•
Other employee compensation and benefits. Other employee compensation and benefits increased 82% or $504,166 to $1,118,926 during the three month period ended September 29, 2007 when compared to the three month period ended September 30, 2006. This increase is due to hiring more sales and support personnel related to the nFinanSe Discover® Network Card program.

During the nine month period ended September 29, 2007, other employee compensation and benefits increased 80% or $1,453,951 to $3,267,345 when compared to the nine month period ended September 30, 2006. This increase is primarily due to hiring more sales, administrative and support personnel related to the nFinanSe Discover® Network Card program.  In addition, a portion of the increase was the result of $175,701 of expense related to the separation agreement that was entered into between the Company and Clifford Wildes (our former Chairman and CEO and who was replaced by our current Chairman and CEO, Mr. Welch) in January 2007.

•
Stock-based professional and consulting fees. There were no stock-based professional and consulting fees in the three month periods ended September 29, 2007 or September 30, 2006.  Stock-based professional and consulting fees decreased from $628,126 for and the nine month period ended September 30, 2006 to $0 for the same periods in 2007.  This is reflective of the Company’s improved cash position, and its efforts to lessen its reliance on non-employee professionals.

•
Other professional and consulting fees. During the three month period ended September 29, 2007, other professional and consulting fees decreased 46% from $493,307 to $264,505 when compared to the three month period ended September 30, 2006. During the nine month period ended September 29, 2007, other professional and consulting fees decreased 33% from $1,290,103 to $868,065 when compared to the nine month period ended September 30, 2006. These decreases are primarily attributable to a reduction in fees associated with our Registration Statement on Form SB-2 filed in the prior year (which became effective on June 14, 2006), a reduction in legal and consulting fees incurred in connection with licensing and compliance efforts, and the Company’s efforts to lessen its reliance on non-employee professionals.

•
Travel and entertainment. Travel and entertainment increased from $46,363 for the three month period ended September 30, 2006 to $116,803 for the three month period ended September 29, 2007, a 152% increase. When comparing the nine month period ended September 30, 2006 to the nine month period ended September 29, 2007, travel and entertainment increased $228,949 to $352,517, a 185% increase. This is primarily attributable to additional travel due to increased attendance at industry trade shows and increased sales calls and the increase in the number of sales personnel in the current nine month period versus the same period in the prior year.

•
Impairment of Assets. Impairment of assets expense was $0 for the three month period ended September 29, 2007, and $41,139 for the nine month period ended September 29, 2007.  This is attributable to management's decision to write-off several deposits related to redundant processing agreements and leases for premises and equipment.

•
Selling and marketing expenses. Selling and marketing expenses increased from $28,503 for the three month period ended September 30, 2006 to $103,042 for the three month period ended September 29, 2007, a 262% increase. When comparing the nine month period ended September 29, 2007 to the nine month period ended September 30, 2006, selling and marketing expenses increased $300,906 to $396,420, a 315% increase. The increase is attributable to additional expenses related to attending industry trade shows as well as advertising, promoting and selling our new nFinanSe Discover® Network Cards.

•
Occupancy and equipment. Occupancy and equipment expenses remained relatively stable for the three month period ended September 29, 2007, when compared to the same period from a year ago. For the nine month period ended September 29, 2007, occupancy and equipment expenses increased $70,252 to $500,305, from the nine month period in the prior year.  The increase is primarily attributable to an increase in equipment depreciation expense and other miscellaneous occupancy and equipment expenses arising from the growth of our staff, and an increase in office rental expense.

•
Other. Other expense increased from $68,836 to $143,863, a 109% increase when comparing the three month period ended September 30, 2006 to the three month period ended September 29, 2007. This increase can be attributed to increases in recruiting expense of $15,600, telecommunications expense of approximately $4,100, dues and subscriptions expense of $14,100 and insurance expense of $25,700.  The increased recruiting expense is related to customer service and sales personnel recruiting.  The increased telecommunications expense is primarily related to the increased sales staff, and an upgrade in service and equipment.  The increases in dues and subscriptions and in insurance expense are primarily attributable to upgraded network security and increased insurance policy limits.

On a nine month basis, other expense decreased from $396,986 to $332,636, a 16% decrease when comparing the period ended September 30, 2006 to the period ended September 29, 2007. This decrease can be attributed to decreases in bad debt expense of approximately $112,500 and legal settlements of $75,000, being somewhat offset by increases in telecommunications expense of $29,600, dues and subscriptions expense of $37,900 and insurance expense of $53,900.  The increased telecommunications expense is primarily related to the increased sales staff and an upgrade in service and equipment.  The increases in dues and subscriptions and in insurance expense are attributable to upgraded network security and increased insurance policy limits.

Other Non-Operating Income and Expense.

•
Interest income. For the three month period ended September 29, 2007, interest income was $91,314, an $85,075 increase from the same period in 2006. For the nine month period ended September 29, 2007, interest income was $133,011, a $121,283 increase from the same period in 2006 .These increases are primarily attributable to the interest income received on the overnight investment of the higher bank balances.

•
Interest expense. We incurred approximately $1,292,487 and $1,498,128 in interest expense during the respective the three month and the nine month periods ended September 30, 2006.  Substantially all of this interest expense, in the three and nine month periods of the prior year, represented non-cash amortization of debt discounts that arose when we allocated proceeds from our financing transactions to other securities issued in connection with the respective financings, such as warrants, and derivative features embedded in the debt instruments. We amortized debt discounts and premiums using the effective method where charges and credits are charged to interest expense and interest income, respectively.  We have incurred $1,216 of interest expense in 2007 as a result of an insurance premium financing.

•
Gain on Derivative Financial Instruments.  We recognized a gain on our non-trading derivative financial instruments of $4,260,478 for the three month period ended September 30, 2006, and a net gain of $2,831,037 for the nine month period ended September 30, 2006. We no longer have any outstanding derivative financial instrument liabilities and, accordingly, we have no gains or losses on such instruments during the quarter or nine month period ended September 29, 2007.

•
Registration Rights reversals (penalties). Registration rights adjustments occurred in the three month period ended September 30, 2006, resulting in gains for both the three month and the nine month periods ended September 30, 2006.  The Company had previously recorded registration rights penalties as they arose from amounts due to investors because we were late in completing the registration of certain common shares and warrants sold to investors in two private placements. We record registration penalties when they are both probable of being incurred and reasonably estimable. Because of a change in estimate regarding the penalties that would be incurred, registration rights gains were $395,600 and $111,069 for the three month period and nine month period ended September 30, 2006, respectively.  We have incurred no registration rights penalties during the first nine months of 2007, nor do we currently have any agreements for which we believe would incur registration rights penalties.

•
Other Income (Expense). During the three month period ended September 29, 2007, we did not incur any other income or expense.  For the nine month period ended September 29, 2007, we recognized $25,610 of income which primarily consists $25,000 received from a former business partner as a settlement in a legal matter and a check recovery of $6,500, slightly offset by $5,600 of warrant expense related to warrants issued to a business partner in consideration of a cooperative agreement.  There was $3,462 of income or expense recognized for this category for the three month period and the nine month period ended September 30, 2006.

•
Loss from Discontinued Operations. During the year ended September 30, 2006, we discontinued our prepaid calling card business and, accordingly, our statements of operations for all periods presented have been restated to reflect the prepaid calling card business as a discontinued operation. We did not experience a loss from our discontinued operations for the three months ended September 29, 2007 versus a loss of $1,437,949 for the same period of the prior year.  Loss from our discontinued operations was $8,689 for the nine months ended September 29, 2007 versus a loss of $2,579,144 for the same period of the prior year.  Fiscal 2007 losses related to telecommunications expenses of fiscal 2006 that were unknown to exist at the time operations were discontinued.

Liquidity and Capital Resources. From inception to September 29, 2007, we have raised net proceeds of $29,549,943 from financing activities. We used these proceeds to fund operating and investing activities. During the nine month period ended September 29, 2007, we secured net proceeds of approximately $8,429,116 through sales of certain of our equity instruments.  As a result, we had a cash balance of $6,334,353 as of September 29, 2007.  Because of our ability to raise capital when necessary, and because we believe that our results of operations will reflect significant improvements through the next fiscal year, we believe that we will have adequate cash resources to fund our normal and recurring operating commitments for the next twelve months.  However, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that our operations will generate adequate cash to meet our commitments and/or that we will be successful in attaining profitable operations (especially when one considers the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate).

In addition, we may require short-term equity or debt financing to fund our operations as a result of our projected growth in receivables and inventories, and there can be no assurance that we will be able to generate adequate proceeds from any such financings or that such financings will be available on terms suitable to us

 Finally, we may need significant additional capital or debt financing to fund our operations in the long term and/or to include the filing of performance bonds with most states, related to our licensing initiative that will require cash collateral of approximately $5 to $7 million.  We expect to finance these needs for at least the next several years principally through public or private equity offerings and through debt financings.  We may also pursue strategic partnerships and collaborations and licensing arrangements when appropriate.  We may decide to raise the capital in more than one transaction based on market conditions and business circumstances.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward.  This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stockholders.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a number of additional employees in sales, operations and customer service. We have relocated to an approximately 11,400 square foot office in the greater in Tampa, Florida area because we believed that our former location in Bradenton, Florida made recruiting quite difficult due to the demographics in the area.  The lease and rent under our Tampa facility commenced upon our move-in date in October 2007.  The total minimum base rentals, exclusive of sales taxes and common area maintenance charges, over the five year lease obligation are approximately $740,000.  After our move to the Tampa, Florida location, we vacated the leased premises in Bradenton, Florida, however we will remain liable for the full amount of rent payable for the Bradenton offices (approximately $200,000) until the lease expiration date of December 31, 2008.

Off-Balance Sheet Arrangements

Operating Leases

We are obligated under operating lease agreements for our Tampa, Florida office facilities through October 31, 2012, and the vacated Bradenton, Florida office facilities through December 31, 2008. Future minimum lease payments under these leases are approximately as follows at September 29, 2007:

Twelve months ending September	Amounts

2008	$355,500
2009	233,500
2010	199,500
2011	203,900
2012	208,400
Thereafter	17,367

Total	$1,218,167

Employment Agreements

At September 29, 2007 we were obligated under the following employment agreements:

•
The employment agreement with our Chief Executive Officer, Jerry R. Welch, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000. The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $845,000. This amount is being recognized as stock-based compensation on a straight line basis as the options vest. The grant was equal to 4.25% of our total outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us. Mr. Welch also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Welch without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever period is shorter.

On July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $619,000.   The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.   Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Welch during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s employment with us.

•
The employment agreement with our Chief Financial Officer, Raymond Springer, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000. Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Option Shares”), which when using Black-Scholes results in an aggregate fair value of approximately $400,000. This amount is being recognized as stock-based compensation on a straight line basis as the options vest. This grant was equal to 2.0% of the outstanding shares of our total outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008. Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us. Mr. Springer also receives a performance-based bonus and certain medical and other benefits. If we terminate Mr. Springer without cause, we will be required to pay severance to him in the amount of compensation and benefits he would have otherwise earned in the remaining term of the agreement or twelve months, whichever is shorter.

On July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which when using Black-Scholes results in an aggregate fair value of approximately $291,000.   The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.  Notwithstanding this vesting schedule, the options will be immediately fully vested and exercisable in the event of a change in control (as defined in the agreement), and/or the death or total disability of Mr. Springer during the term of his employment. To the extent it is not previously exercised, the option terminates on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Springer’s employment with us.

In addition to the above at December 30, 2006, we were obligated under an employment agreement with our previous Chairman of the Board of Directors and Chief Executive Officer, Clifford Wildes. The agreement was terminated on January 29, 2007. As consideration for such termination and accrued vacation owed to Mr. Wildes of approximately $90,000, we agreed to pay him a total sum of $250,000 over a period of nine months. At September 29, 2007, the amounts owed to Mr. Wildes under this arrangement were completely satisfied and there was no remaining liability.

On August 8, 2007, the Company awarded a total of 75,000 stock options to seven officers of the Company at $3.30 per share, which when using Black-Scholes options valuation model results in an aggregate fair value of approximately $227,000.  These options will vest over three years and will expire on August 8, 2017.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services, LLC, our card network, Palm Desert National Bank and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card issuing banks and Metavante Corporation, our processor, that have initial expiration dates from June 2009 through October 2011.   Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante Corporation and FNB&T agreements each also require a minimum payment of $5,000 per month.

Purchase Commitments

As of September 29, 2007, we had purchase commitments for card inventory, including plastic, collateral material and fees, totaling approximately $2,000,000, substantially all of which are expected to be paid by December 2007.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern and  that all long-lived assets are recoverable.  In addition, stock-based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Item 3. Controls and Procedures

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

Change in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any material legal proceedings.  However, we may become involved in litigation from time to time in the ordinary course of our business.  We do not believe that the resolution of these matters will have a material adverse effect on our consolidated financial position and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

*10.1	Commercial Lease Agreement, dated as of April 16, 2007, by and between FLA Owner LLC and the Company

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NFINANSE INC.

Date: November 9, 2007	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: November 9, 2007	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: November 9, 2007	By:	/s/ Jerome A. Kollar

Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

*10.1	Commercial Lease Agreement, dated as of April 16, 2007, by and between FLA Owner LLC and the Company

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.