Form 10KSB
period 2007-12-29
nFinanSe Inc.
filed 2008-03-28
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No. 000-33389

nFinanSe Inc.
(Name of small business issuer in its charter)

Nevada	65-1071956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3923 Coconut Palm Drive, Suite 107,
Tampa, Florida	33619
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 367-4400

Securities registered pursuant to Section 12 (b) of the Act: none

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

Revenues for our fiscal year ending December 29, 2007 were $32,763.

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 14, 2008, was $17,173,802.

The number of shares of the issuer’s Common Stock outstanding as of March 14, 2008 is 7,696,454.

Documents Incorporated By Reference: As stated in Part III of this annual report, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report are incorporated herein by reference.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

		Page
FORWARD-LOOKING STATEMENTS………………………………………………………….……………………………………..……………………………………..………………….......		1
PART I……………………………………………………………………………………………………………………………………..……………………………………..……………………....		2
Item 1.	Description of Business………………………………………………………………………………………………..……………………………………......	2
Item 2.	Description of Property…………………………………………………….…………………………………………..…………………………………….....	11
Item 3.	Legal Proceedings………………………………………………………….…………………………………………..……………………………………......	12
Item 4.	Submission of Matters to a Vote of Security Holders…………………….…….……………………………………..…………………………………….	12
PART II……………………………………………………………………………………………...……………………………………..……………………………………..……………………...		13
Item 5.	Market for Our Common Equity and Related Stockholder Matters…………….……………………………………..……………………………………	13
Item 6.	Management’s Discussion and Analysis or Plan of Operation………………….……………………………………..…………………………………..	15
Item 7.	Financial Statements…………………………………………………………….……………………………………..…………………………………….......	27
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure…………………………………………………………	27
Item 8A.	Controls and Procedures………………………………………………………...……………………………………..…………………………………….....	27
Item 8B.	Other Information……………………………………………………………….……………………………………..…………………………………….......	28
PART III……………………………………………………………………………………………..........................................................................................................................................................		29
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act…....	29
Item 10.	Executive Compensation………………………………………………………..……………………………………..…………………………………….......	29
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters……………………………………………….	29
Item 12.	Certain Relationships and Related Transactions, and Director Independence….……………………………………..…………………………………	29
Item 13.	Exhibits………………………………………………………………………….……………………………………..…………………………………….........	30
Item 14.	Principal Accounting Fees and Services………………………………………..……………………………………..……………………………………....	33

-i-

FORWARD-LOOKING STATEMENTS

In this annual report, we make a number of statements, referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and other similar expressions and include statements regarding:

•	the extent to which we continue to experience losses;
•	our real property leases and expenses related thereto;
•	our ability to fund our future cash needs through public or private equity offerings and debt financings;
•	whether our business strategy, expansion plans and hiring needs will significantly escalate our cash needs;
•	our need to raise additional capital and, if so, whether our success will depend on raising such capital;
•	our reliance on our sponsoring bank’s state licenses to credit and debit our stored value cards;
•	our expectation of continued and increasing governmental regulation of the stored value card industry;
•	the completion of our Payment Card Industry Security and Compliance audit and certification of our network;
•	our anticipation of future earnings volatility;
•	our entrance into additional financings which result in a recognition of derivative instrument liabilities; and
•	the hiring of a substantial number of additional employees in sales, operations and customer service.

When reading any forward-looking statement you should remain mindful that all such statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design and market our products;
•	the estimated timing of our product roll-outs;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	the changing regulatory environment related to our products;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	our ability to attract the qualified personnel to implement our growth strategies,
•	our ability to develop sales and distribution capabilities;
•	our ability to work with our distribution partners;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	changes in our business plan and corporate strategies; and
•
other risks and uncertainties discussed in greater detail in this annual report, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis and Plan of Operation.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company, as well as other public reports filed with the United States Securities and Exchange Commission, or the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this prospectus to reflect new events or circumstances unless and to the extent required by applicable law.

As used in this annual report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

PART I

Item 1. Description of Business

BUSINESS OVERVIEW

nFinanSe Inc. is a provider of stored value cards, or SVCs, for a wide variety of markets. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

We operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend prepaid cards, payroll cards and promotional/incentive cards; and (ii) the nFinanSe Network™, which is a network of load locations for stored value and prepaid cards.

BACKGROUND

We were founded on July 10, 2000 and began developing a technology platform focused on selling debit cards to individuals without bank accounts or who maintain limited funds in their bank accounts.  Those individuals are referred to by us as the unbanked and underbanked. Typically, the unbanked and underbanked market is composed of credit “challenged” and cash-based consumers. We ascertained that a major barrier to the acceptance and use of debit cards was the ability to load additional funds on the SVCs.  To address this issue, we shifted focus in 2003 toward enhancing our network, known as the nFinanSe Network™, to enable customers to load funds directly onto their prepaid SVCs.

In August 2004, our predecessor company, Morgan Beaumont, completed a reverse merger and recapitalization with a publicly traded company, Pan American Energy Corp., or Pan American.  From a legal perspective, Pan American remained as the surviving entity, however, for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer and no goodwill or other intangible assets were recorded.  Accordingly, Pan American changed its name to Morgan Beaumont, Inc., and adopted the business plans and strategies of Morgan Beaumont. On November 22, 2006, we changed our name from Morgan Beaumont, Inc. to nFinanSe Inc.

In May 2005, through our wholly owned subsidiary MBI Services Group, LLC, we commenced selling traditional wholesale telecommunications services and during the fiscal year of 2005, we launched prepaid phone cards in an effort to develop brand recognition within the credit challenged or cash-based consumer market. We originally made the decision to enter the prepaid phone card business in order to gain exposure with the targeted consumer group for our stored value cards.  The phone card operation struggled with low and non-existent margins and unacceptable operating losses which were draining resources from our core stored value card business.  Additionally, we had re-directed our strategy on the retail sale of stored value cards by focusing on established prepaid card distributors who provide direct channels into large numbers of retail outlets for sale and loading of our stored value cards and making the continued offering of prepaid phone cards an unnecessary component of our sales strategy.  Accordingly, we made the decision to abandon this line of business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Loss from discontinued operations” for each period presented.

During fiscal 2006, we added Western Union® and MoneyGram® to our fund loading network and signed an agreement with Discover Financial Services LLC whereby we became a preferred issuer of Discover® Network-branded SVCs.  In June 2007, we extended this agreement with Discover Financial Services LLC, executed a Program Sponsor Agreement whereby we sell bank-issued Discover® Network branded SVCs and executed an Incentive Agreement that provides us with marketing funds for the sale of Discover® Network branded SVCs.

 PRODUCTS AND SERVICES

nFinanSe Card Division

The nFinanSe Card Division, or the Card Division, sells open loop, bank-issued gift and reloadable general spend SVCs.  These SVCs are sold directly to consumers through our distribution partners’ network of retail locations.  The Card Division also sells payroll and reward SVCs directly to companies. These SVCs are sold to corporate sponsors by our sales team.

Card Product	Description	Uses	Benefits
Reloadable General Spend SVC	A prepaid SVC primarily for the unbanked cash-based consumer that is reloadable at nFinanSe locations nationwide and is sold at selected retail locations through our prepaid card distributors.	Underbanked/unbanked/cash-based consumers can use the SVC at ATMs and to make purchases wherever Discover Cards are accepted	Security, convenience, lower cost than check cashing and money orders.
Gift SVC	A Discover® Network-branded SVC that is denominated for a set value.	Typically a retail product sold at retail locations.	Can be used at accepting retailers nationwide.
Payroll SVC	A prepaid SVC for the loading of an employee’s payroll. The SVC is reloadable through the web, from the client’s payroll department via direct deposit.	Payroll distribution targeting companies with a large population of employees that receive payroll and commission checks.	Improves compliance, eliminates costly checks and reduces the loss of employee productivity in cashing payroll checks
Reward SVC	A prepaid SVC that can either be private labeled or Discover® Network branded.	Used by companies for reward programs and incentives	Rewards are immediate and cardholders are able to use as directed.

We have a strategic relationship with Discover® Network whereby we are a program sponsor of Discover® Network–branded SVCs. We believe that Discover® Network SVCs offer significant advantages over other branded SVCs sold in the United States. Because Discover® Network SVCs can be used everywhere Discover® Network cards are accepted, they provide nationwide reach and 24/7 coverage. These SVCs also offer the advantages of immediate issuance, balance reporting and real-time authorization. We believe that most non–Discover® Network cards cannot provide these services.

Additionally, we believe that there is a tremendous growth opportunity in offering Discover® Network–branded customer loyalty/employee incentive reward cards. These cards are offered by companies to replace coupons, rebates, merchandise and other customer loyalty programs. These programs are customizable and can be modified by a consumer company on an as-needed basis. We believe that our ability to provide 24/7 customer service, ease of card loading and servicing, the flexibility to offer an open- or closed-loop solution and a redundant secure network, coupled with Discover® Network’s brand recognition and market penetration, make our programs quite attractive to offering companies.

nFinanSe Network™

We have developed our nFinanSe Network™, which connects with load locations and multiple SVC processors. As of December 29, 2007, we had approximately 70,000 nFinanSe Network™ locations consisting primarily of Western Union® and MoneyGram® locations.

We believe that the nFinanSe Network™ is the largest universal load platform in the United States. We are able to add locations to our nFinanSe Network™ by integrating with select distributors who are connected to their participating retailers.  We believe the nFinanSe Network™ is also compliant with federal and state legal requirements (including the PATRIOT Act). Currently, the nFinanSe Network™ enables us to issue and service our own general-spend SVCs while directly controlling all aspects of the cardholder experience such as customer service and web portal access. We believe that as our SVCs are sold at more locations, there will be more endpoints connected to the nFinanSe Network™. This should enable SVC holders to reload at many sites, increasing customer satisfaction, reducing churn and increasing card usage. This makes the nFinanSe Network™ one of our key strategic assets.

nFinanSe Network™ Locations as of December 29, 2007 (approximate)

Retail locations	600
Western Union®	49,000
MoneyGram®	20,000

IMPORTANT BUSINESS RELATIONSHIPS

Our current and planned operations involve working with the following business partners, among others, to sell SVCs and services. Each of these relationships plays a different role in our operations.

●      Discover® Network. Our agreement with Discover permits us to offer SVCs with the Discover hologram to prospective cardholders through various channels approved by Discover® Network. This agreement runs through June 2012 and renews annually thereafter. We pay Discover certain program, authorization and settlement fees and Discover pays the issuing bank interchange revenue earned on sales transactions from cards that we sponsor which is then passed down to us.

●      Issuing Banks.  Our business plan involves using federally chartered banks to issue Discover branded SVCs.  Until we complete our state licensing initiative, the benefits of using a federally chartered bank are integral in meeting certain regulatory and licensing requirements. These agreements typically run for three years and have renewal terms of one to three year terms. The agreements vary; however, most include charges for transactions and revenue sharing arrangements in interchange revenues paid to us by Discover as well as the interest earned on cardholder balances.

●      Processor. Discover® Network and the issuing banks require that we engage an approved processor so that all of the consumer transactions are tracked and all debits and credits to the consumer SVC accounts are properly adjusted. We chose Metavante Corporation, or Metavante, to act as the processor. Metavante has all necessary regulatory and banking approvals to conduct transactions from point-of-sale, or POS, terminals, and banks to apply credits and debits to the consumer cards. Metavante has a schedule of fees for services provided to us and to the SVC holder. Those fees associated with SVC holder activity are typically passed on to the consumer, usually through a service-related price mark-up.

●      Distribution Partners. Our retail strategy is to use prepaid phone card distributors who wish to add additional products to their line. We ship SVCs to distributors on a consignment basis. The distributor then moves the SVCs to their contracted retail locations. When the SVC is sold at retail, the retailer activates the SVC by swiping it through a POS terminal that is connected to us through their distributor.  We immediately load value on cards concurrently with the collection of funds by the retailer.  The retailer collects the amounts due from the consumer at POS and subsequently remits all but the retailer's fee to the distributor.  The distributor then subsequently reimburses the Company for the load value on the card and pays our portion of the wholesale fees based on contractual terms through an ACH transaction. We also collect monthly maintenance fees from the cardholder directly and, in some cases, we share some portion of these fees with the distributor.  We have executed agreements with prepaid card distributors including InComm, QComm, ViaOne, Now Prepay, LDC and Emida. These distributors represent more than 100,000 retail locations. We expect over the next 12 months that these distributors will market our cards in many of their retail locations.

●      Third-Party Load Locations. We have important relationships with Western Union® and MoneyGram® that allow them to load nFinanSe Network™ reloadable SVCs. These relationships greatly expand our load network and give us what we believe to be a competitive advantage in reloadable SVCs. Not only can we load our Discover® Network–branded SVCs at these locations, but our network has the functionality to load preauthorized third-party-issued cards as well.  At this time, we do not have any third-party-issued card arrangements.

LICENSING REQUIREMENTS

 We have obtained a United States Treasury, FinCen, Federal Money Services Business License, which is required by some states to conduct our operations.  In addition, approximately 45 states have established laws or regulations requiring entities taking or loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  Although we offer our cards in conjunction with national banking institutions, on October 2, 2007, we created our wholly owned subsidiary nFinanSe Payments Inc. for the express purpose of acquiring these state licenses to comply with various state laws and regulations governing the sale and loading of SVCs even though we do not believe that we are required to do so.

COMPETITION

The markets for financial products and services, including SVCs and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services offered.  Certain segments of the financial services industry tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and SVC solutions. In addition to competition from other companies, we face competition from the in-house technology departments of existing and potential clients who may develop their own product offerings.

We believe our competitive advantages are:

●	the attributes of the Discover® Network–branded card, including: ● instant issuance ● no floor limits; and ● acceptance by over 4 million merchants;

●	the size and breadth of our load network;

●	the industry experience of our sales force; and

●	the price and features of our SVCs and services.

PROPRIETARY RIGHTS

We have not patented or trademarked any of our products or technology through the U.S. Patent and Trademark Office, nor have we copyrighted any of our products or technology through the U.S. Copyright Office. We have filed trademark applications for the name nFinanSe Inc. and our logo and the nFinanSe Network™ name and logo. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

Our management believes that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that we have licensed the proprietary rights required to conduct our business from third parties.

Our proprietary intellectual property consists of:

●	interactive voice response software, to provide access to information in a database using a telephone;

●	customer relationship management software, for use in customer service applications that require tightly integrated and customizable interaction; and

●	application server and web server software, to provide the business logistics necessary for proper data transmission of all transactions.

We believe that the majority of our proprietary software is protected by common law copyright.

EMPLOYEES

As of December 29, 2007, we had 50 full-time employees, of which ten are officers and executives, four are engaged in sales, two are engaged in marketing, seven are engaged in technology research and development, seventeen are engaged in customer service, six are engaged in operations, two are engaged in finance and two are engaged in general administration.  None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

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

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the year ended December 29, 2007, and losses since inception were $9,948,094 and $35,527,678, respectively.  The extent to which we experience losses will depend on a number of factors, including:

●	implementation of our sales and marketing strategies;

●	competitive developments in our market;

●	customer acceptance of and demand for our SVCs and services;

●	our ability to attract, retain and motivate qualified personnel, particularly sales associates; and

●	the continued adoption by consumers of SVCs.

Our products may never achieve commercial acceptance among our target SVC customers. In addition, we may never obtain or sustain positive operating cash flow or generate net income in the future or ultimately achieve cash flow levels sufficient to support our operations.

We will need to raise additional capital.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and payroll card segments of our business, we will need to raise $6 - $7 million of additional capital over the next 12 months (of which approximately $1.7 million was raised in March 2008).  Additionally, we expect to arrange a revolving accounts receivable credit facility which will be used to fund the face amount of gift cards and the load amounts on general spend cards on a daily basis.  We need this facility because the cash received at the POS will be collected by our distributors and remitted to us on terms ranging from two to twelve days.  However, our actual capital requirements will depend on many factors, including the success of our products, the amounts needed to fund anticipated gift card sales and general spend loads until we receive reimbursement from our distributors, the costs and bonding collateral required for state licensure and the market acceptance of new product offerings.  Additional funds may not be available when needed, or, if available, such funds may not be obtainable on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:

●	delay or reduce the scope of or eliminate one or more of our marketing or sales programs or product development initiatives;

●	obtain funds through arrangements that may require us to relinquish rights to technology or products that we would otherwise seek to develop or commercialize by ourselves.

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

Most states require us to undergo a difficult and costly process of obtaining licenses to sell and load SVCs.

Approximately 45 states have established laws or regulations requiring entities taking or loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  In the interim, we intend to rely upon the licenses of our federally-chartered issuing banks.  However, we believe this to be an interim solution and our goal is to be licensed.  We are currently in the process of applying for licenses in virtually every state in which we plan to conduct business. Additionally, prior to applying for a license, we are required to file for authority to do business in each such state and thereafter file tax returns and be subject to service of process in each state. We are under the impression that this process could take 12 to 24 months to complete. We do not presently know if we will be able to obtain all of the licenses.  We do not believe the inability to obtain license will impact our business negatively in the short term as we use federally chartered banks as issuers of our cards.  Licensing with various states requires that we post performance bonds concurrent with submitting the license application.  We project the initial amounts of the various state bonds will total more than $7 million.  We posted these bonds in early 2008.  With our lack of operations, the surety company willing to supply the bonds is requiring approximately $1.8 million of collateral.  We completed the funding of collateral in February 2008 in the form of a letter of credit guaranteed by Jeffrey Porter, one of our major stockholders, and Bruce E. Terker, a current member of our Board of Directors.  In addition, the issuing bank required a guarantee by the Company.  The Company can cancel the agreements with the Messrs. Porter and Terker and may be required to provide collateral to the issuing bank in order to support the letter of credit.  In addition, certain states may require that we post increases on the surety bonds and the surety company may request additional collateral on the $7 million and/or on state imposed increases in the bonds.

States may adopt even more stringent licensing rules and regulations, compliance with which could be expensive and time consuming.

There have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the SVC industry. We expect regulation of this industry to only increase and become more complicated. Regulatory- and tax-intensive states may adopt complex and heavily regulated schemes. While we cannot predict the legislative or regulatory proposals that will be adopted or what effect those proposals may have on our business, including any future licensing requirements, the pendency or approval of such proposals could materially adversely affect our business by limiting our ability to generate projected revenues, to raise capital or to obtain strategic partnerships or licenses.  An increase in bonding or fee requirements in particular states could curtail our activities in those jurisdictions.

Our point-of-purchase operators may subject us to liability if they fail to follow applicable laws.

As part of our license requirements, we may be required to have agency agreements with each of our load centers. Among other things, the agreements will require them to comply with the Patriot Act and anti-money-laundering laws. While we do not intend to be responsible for their actions, we could be subject to state or federal actions if our load center agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators and generally have a materially adverse effect on our business. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

There is only a limited market for our common stock as a “penny stock.”

A limited public market currently exists for our common stock on the OTC Bulletin Board. In the future, a more active public market for our common stock may never develop or be sustained.

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

Because of our small size, we require the continued service and performance of our management team, sales and technology employees, all of whom we consider to be key employees. Competition for highly qualified employees in the financial services industry is intense. Our success will depend to a significant degree upon our ability to attract, train, and retain highly skilled directors, officers, management, business, financial, legal, marketing, sales, and technical personnel and upon the continued contributions of such people. In addition, we may not be able to retain our current key employees. The loss of the services of one or more of our key personnel and our failure to attract additional highly qualified personnel could impair our ability to expand our operations and provide service to our customers.

Security and privacy breaches of our electronic transactions may damage customer relations and inhibit our growth.

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically store personal information about consumers, including bank account numbers, credit card information, social security numbers and merchant account numbers. If we are unable to protect this information, or if consumers perceive that we are unable to protect this information, our business and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

•	cause our customers to lose confidence in our services;
•	deter consumers from using our services;
•	harm our reputation;
•	require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations;
•	expose us to liability;
•	increase expenses related to remediation costs; and
•	decrease market acceptance of electronic commerce transactions and SVC use.

While management believes that we have utilized proven applications designed for premium data security and integrity in electronic transactions, our use of these applications may be insufficient to address changing market conditions and the security and privacy concerns of existing and potential customers.

A Payment Card Industry Security and Compliance audit was completed on May 6, 2007 and we received a Level One Payment Service Provider certification for our nFinanSe Network™.  This is the highest certification attainable. We anticipate maintaining this certification going forward.

The market for electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to become profitable.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue as projected to adopt our products and services, it could have a material adverse effect on our business, financial condition and results of operations. Management believes future growth in the electronic commerce market will be driven by the cost, ease of use and quality of products and services offered to consumers and businesses. In order to reach and thereafter maintain our profitability, consumers and businesses must continue to adopt our products and services.

The debit card and SVC industry is a fairly new industry that is developing and building out standards, processes and relationships.

We are a developmental company building out networks and relationships. In the course of this build out of the network, relationships, load locations and related systems, there exists the possibility that the associated companies may delay roll-out of our products and services.  These delays could have an adverse effect on cash flow, sales and inventory levels.

If we do not respond to rapid technological change or changes in industry standards, our products and services could become obsolete and we could lose our existing and future customers.

If competitors introduce new products and services, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.

Changes in network and banking regulations could hurt our ability to carry out our business plan.

We have designed our systems and card programs to comply and work in association with the Discover® Network and applicable banking rules and regulations. A significant change of those rules and regulations could require us to dramatically alter our software programs, the hardware upon which we operate and our implementation and operation of SVCs. Such changes could be costly or impractical and we may not be able to modify our operations and technology to comply with any major changes in banking regulations.

Changes in the Bank Secrecy Act and/or the USA PATRIOT Act could impede our ability to circulate cards that can be easily loaded or issued.

Our current compliance program and screening process for the distribution and/or sale of SVCs is designed to comply with the Bank Secrecy Act, or the BSA, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or the USA PATRIOT Act.  These regulations require financial institutions to obtain and confirm information related to their respective cardholders. If the BSA, and/or the USA PATRIOT Act or subsequent legislation increases the level of scrutiny that we must apply to our cardholders and customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers.

We may eventually face significant competition from major banks.

While several other small and private companies offer products and services similar to those offered by us, most banks have not targeted the “credit challenged consumer” and “cash-based consumer” markets. It is possible that those banks may begin to enter the market for, and expend increasing resources to develop, financial services targeted at the credit challenged and cash-based markets, including the sale and servicing of SVCs and similar services. These banks have significantly greater market presence, brand-name recognition, and financial, technical, and personnel resources than us. Although few banks have focused on our intended target market, they may do so in the future either directly or through acquisition. Accordingly, we may experience increased competition from traditional and emerging banks and other financial institutions. We cannot predict whether we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, financial condition, or prospects. Any increase in competition may reduce our gross margins, require increased spending on sales and marketing, and otherwise materially adversely affect our business, financial condition and prospects.

Internal processing errors could result in our failing to appropriately deduct transactions from customer accounts.

In the event of a system failure that goes undetected for a substantial period of time, we could allow transactions on blocked accounts, false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could adversely impact our operations, our credibility and our financial standing.

Information system processing interruptions could result in an adverse impact on us, our credibility and our financial standing.

In the event of an information systems processing interruption due to hardware failure, software failure or environmental force majeure resulting in loss of access by cardholders to loading funds on a card, checking their balance, authorizing purchases or reaching customer service, such an event could also allow transactions on blocked accounts, false authorizations, failure to deduct charges from accounts or failure to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact our operations, our credibility and our financial standing.

The requirements to maintain higher reserve accounts could impair our growth and profitability.

We are required to maintain reserve deposit accounts with both Discover and our issuing banks. If we are required to deposit higher than normal reserves with either or both, it could have a material impact on our cash available for operations and impede our business expansion.

If Discover Financial Services changes its requirements or terminates our contract, the loss would substantially interfere with our marketing strategy and require us to issue only non-hologram products.

Our business proposition focuses solely on the Discover® Network hologram card due to what we believe to be superior attributes.  Discover® Network cards can be instantly issued at the POS, real-time authorization of transactions mitigate fraud and customers routinely receive balance information on their sales receipts.  In addition, Discover® Network cards are accepted by over four million merchants and ATMs throughout the United States. If we were to lose our ability to manage card programs issued under the Discover® Network brand, we would lose market acceptance for our products.

Certain delays could cause loss of business opportunities and inhibit our growth.

Delays in the development of our programs or business plans could cause loss of opportunities. These delays could be in areas such as:

•	integration and deployment with our retail distributors;
•	SVC sales and activation; and
•	SVC integration and usage.

The delays may impact our cash flow and profitability.  Delays in distribution and/or adoption of our technology or products could delay the sale, activation and use of SVCs.

Providing credit to the wrong distributors could harm our business and inhibit our growth.

If distributors are unable to fulfill their credit obligations to us, it could have a material adverse effect on our financial condition and results of operations. We immediately transfer funds into the cardholder pooled account at the issuing bank even though the money will not be remitted to us for several days by the distributor. We continually monitor our distributors’ financial condition and in many cases we have arrangements whereby we are authorized to electronically debit their accounts each day for amounts due us. We usually require that some level of minimum cash balance be maintained with us to cover the associated risk. However, if at the time the ACH “electronic” debit is initiated, the distributor does not pay us as agreed and the amount is in excess of the maintained cash balance, it could seriously harm our financial condition.

Item 2. Description of Property.

Our offices are located at 3923 Coconut Palm Drive, Suite 107, Tampa, Florida  33619.  The lease, which commenced in October 2007, calls for future minimum rentals of approximately $740,000 (exclusive of sales tax and Common Area Maintenance, or CAM, charges we are also required to pay) to be paid over a five year period.  In October 2007, we vacated our former offices, located at 6015 31st Street East, Suite 201, Bradenton, Florida 34203.  We remain liable for monthly rents of approximately $12,200 through the lease expiration on December 31, 2008.  We also leased an additional 10,000 square feet on the second floor of the same building, for which we paid a monthly rent of approximately $11,800 through October 2007 (at which time our lessor released us from future liability on such lease with minimal cost to us.)   We made the decision to relocate primarily because we believe that our new Tampa location will make it easier for us to hire the technical and customer service personnel we anticipate needing to implement our business model.  We also have operating lease agreements with terms of one year or less for two sales offices, one in Atlanta, Georgia and the other in Dallas, Texas, and a temporary warehouse in Sarasota, Florida.

As of December 29, 2007, we evaluated the ability to recover the minimum future lease payments on our previous Bradenton offices of approximately $149,500 as well as leasehold improvements, fixtures and equipment having a net book value of approximately $58,000.  Our evaluation, taking into consideration the leasing market in Bradenton and our recent experience concerning the second floor of the Bradenton location, resulted in our recording a charge to operations of approximately $176,000 for the fair value of the net remaining rent (i.e. the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of the aforementioned assets related to such facility. We did not incur any other significant costs as a result of our move to our Tampa, Florida facility.

We maintain technology equipment, primarily network servers, telecommunications and security equipment, to run the nFinanSe Network at two third party locations.  Our primary location is in Sarasota, Florida and our backup location, with functionally identical equipment, is in Tampa, Florida.  All of our other tangible personal property is located at our new facility. All of our equipment is in good operating condition and repair (subject to normal wear and tear).

Item 3.  Legal Proceedings.

On December 10, 2007, Bedlington Securities, Inc., a Bahamian corporation, filed suit against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging securities fraud in connection with stock it purportedly purchased between August 2004 and November 2006.  Bedlington Securities, Inc. claims damages in excess of $50,000 and seeks a judgment for general and special damages to be determined at the time of trial, punitive damages, reasonable attorney fees and costs of suit and such other further relief as the court may deem just.  The Company believes that Bedlington Securities, Inc.'s claim is without merit and intends to defend the suit.  The litigation is currently in the discovery stage and accordingly the ultimate resolution of this matter cannot be determined at this time.  As such, no effect has been given to any loss that might result from the resolution of this matter in the accompanying consolidated financial statements.

We may also become involved in certain other litigation from time to time in the ordinary course of business, however at December 29, 2007, no such litigation exists or has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters.

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol “NFSE.”  On November 15, 2006, we changed our fiscal year-end to the Saturday closest to December 31 of each year.  The following quotations reflect the high and low bids for the shares of the common stock based on inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid prices for the shares of the common stock during each full financial quarter for the three most recent fiscal years were as follows:

Quarter Ended	High	Low
December 29, 2007	$4.95	$3.15
September 29, 2007	$3.80	$2.98
June 30, 2007	$4.49	$2.96
March 31, 2007	$5.05	$1.30
December 31, 2006	$1.96	$0.60
September 30, 2006	$8.40	$1.34
June 30, 2006	$9.00	$4.94
March 31, 2006	$16.00	$6.70
December 31, 2005	$14.60	$6.00
September 30, 2005	$22.80	$8.60
June 30, 2005	$18.00	$8.80
March 31, 2005	$35.20	$10.20

Holders of Record of Common Stock

As of March 14, 2008, there were 98 holders of record of our common stock.

Dividends

Our Series A Convertible Preferred Stock accrues dividends of 5% per annum. Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its common stock. There are no dividend requirements on our Series B Convertible Preferred Stock.

In September 2007, dividends were paid on the voluntary conversion of 1,300,000 shares of Series A Preferred Stock into 1,300,000 shares of common stock, in the form of 12,865 shares of common stock and cash for fractional shares of $11. In December 2007, dividends were paid on an additional voluntary conversion of 207,450 shares of Series A Preferred Stock into 207,450 shares of common stock, in the form of 2,260 shares of common stock.  As of December 29, 2007, dividends owed but not declared on our Series A Convertible Preferred Stock were $393,167.  In January 2008, these dividends were declared and satisfied through the issuance of 104,252 shares of our common stock.  We have not paid cash dividends on our common stock since inception.

Recent Sales of Unregistered Securities

During the third quarter of fiscal 2006, we entered into a Convertible Promissory Notes for $1,150,000 to provide interim funding until we could complete our next longer-term funding.  The notes were initially due on the earlier of five days after a qualified financing or the three month anniversary of the loan, however, the maturity date was subsequently extended until February 2, 2007. The note accrued interest at the rate of  9% per annum, was convertible into our common stock and contained 100% warrant coverage. Both the conversion price of the note and the exercise price of the warrant were assumed to be equal to the price paid for our shares in the subsequent qualified financing which occurred in August 2006, which was $0.25.

On August 2, 2006, we entered into a series of Senior Secured Convertible Promissory Notes for an aggregate of $3,967,250, the August Notes, which included the conversion of the April 2006 note of $1,050,000 plus $17,250 of accrued and unpaid interest ($100,000 of the notes discussed above were repaid).  These notes were due on the earlier of five days after a qualified financing, as defined in the notes, or February 2, 2007. The notes accrued interest at the rate of 9% per annum and were convertible into our common stock at the same terms of our next qualified financing.  In connection with this financing, we issued warrants to purchase 793,450 shares of common stock with an exercise price of $5.00 per share.

On September 29, 2006, we entered into Securities Exchange Agreements, or the Exchange Agreements, with the holders of the August Notes.  Pursuant to the Exchange Agreements, we issued an aggregate of $3,967,250 senior secured convertible promissory notes in exchange for the surrender of the August Notes in the aggregate of $3,967,250 and warrants exercisable into 793,450 shares of our common stock.  Within 90 days of the date of the Exchange Agreements, we had the right to demand and the investors had certain additional investment rights to purchase of an additional $1,000,000 of notes by the investors and their affiliates on a pro rata basis.  The investors exercised this right and purchased an additional $1,000,000 of the notes on November 8, 2006.  All $4,967,250 of convertible promissory notes are referred to as September Notes.

On December 21, 2006, we issued an additional $200,000 in Senior Secured Convertible Promissory Notes to an existing holder of the September Notes.

On December 28, 2006, we completed the exchange of all of our outstanding September Notes, in the aggregate amount of $5,327,930 of principal and accrued interest, into 5,327,930 shares of our Series A Convertible Preferred Stock.  Pursuant to the terms of the exchange, all of the notes were surrendered and cancelled as consideration for the shares of such stock, which are convertible into one share of our common stock at a conversion rate of $1.00 per share.

Further, in a private placement occurring concurrently with the exchange, we received proceeds of $4,000,000 through the sale of an additional 4,000,000 shares of the aforementioned Series A Convertible Preferred Stock to certain accredited investors, including investors who had been holders of the September Notes.

On June 29, 2007, the Company entered into Securities Purchase Agreements, dated as of June 29, 2007, or the Purchase Agreements, with several institutional and accredited investors, or the Investors, pursuant to which the Company issued and sold to the Investors an aggregate of (i) 1,000,000 shares of Series B Convertible Preferred Stock, $0.001 par value per share, or Series B Preferred Stock, (ii) 2,023,199 shares of common stock, $0.001 par value per share, and (iii) warrants to purchase 1,511,600 shares of common stock, or Warrants, for an aggregate purchase price of $9,069,597.

Pursuant to the Purchase Agreements, for the first $999,999 invested, each Investor received (i) common stock at the purchase price of $3.00 per share, and (ii) Warrants to purchase such number of shares of common stock that is equal to 50% of the common stock purchased.  For amounts invested between $1,000,000 and $1,999,998, each Investor received (i) Series B Preferred Stock at the purchase price of $3.00 per share, and (ii) Warrants to purchase such number of shares of common stock that is equal to 50% of the Series B Preferred Stock purchased.  For amounts invested over $1,999,999, each Investor received (i) for the amount equal to 25% of the investment over $1,999,998, common stock at a purchase price of $3.00 per share; (ii) for the amount equal to 75% of the investment over $1,999,998, Series B Preferred Stock at a purchase price of $3.00 per share; and (iii) Warrants to purchase such number of shares of common stock that is equal to 50% of the common stock and Series B Preferred Stock purchased.

The Warrants entitle the Investors to purchase up to an aggregate of 1,511,600 shares of common stock at an initial exercise price of $5.00 per share.  The Warrants expire after a five-year term.  Each Investor received a Warrant exercisable for a number of shares of common stock equal to 50% of the shares of common stock and Series B Preferred Stock purchased by such Investor pursuant to the Purchase Agreement.  The exercise price is subject to adjustments for common stock splits and reverse stock splits.  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its common stock into property or other securities collectively referred to as the Triggering Transaction, the Warrant shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investor would have received had the Investor been the record owner, at the time of completion of the Triggering Transaction, of that number of shares of common stock receivable upon exercise of the Warrant in full, less the aggregate exercise price payable in connection with the full exercise of the Warrant.  The Warrant shall not be exercisable by any Investor to the extent (but only to the extent) that, if exercised by the Investor, the Investor or any of its affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of common stock.

On March 21, 2008, the Company entered into a securities purchase agreement with Bruce Terker, a current member of our Board of Directors, pursuant to which the Company sold to Mr. Terker (i) 200,000 shares of common stock at $2.50 per share and, (ii) a warrant to purchase 100,000 shares of common stock, exercisable at $3.25 per share and expiring on March 21, 2011, for an aggregate purchase price of $500,000.

As of March 28, 2008, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold (i) 490,000 shares of common stock at $2.50 per share, and (ii) warrants to purchase 245,000 shares of common stock, exercisable at $3.25 per share and expiring on March 28, 2011, for an aggregate purchase price of approximately $1.2 million.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of December 29, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,403,696	$3.59	512,468
Equity compensation plans not approved by security holders	--	--	--
Total	2,403,696	$3.59	512,468

Item 6. Management’s Discussion and Analysis and Plan of Operation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  nFinanSe is a provider of Stored Value Cards, or SVCs. There are four basic types of SVCs that we issue: reloadable general spend, gift, payroll and corporate reward SVCs. The reloadable general spend and gift SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors. Payroll and corporate reward SVCs are marketed to large companies by our internal sales force. The loading of SVCs either takes place over our proprietary nFinanSe NetworkTM, through Automated Clearing House, or ACH, transactions, or though transmitted files containing dollar amounts and card identification which we call “batch” loads. In addition, the nFinanSe NetworkTM can be used to process load transactions for other companies that market SVCs. nFinanSe NetworkTM transactions can take place throughout our distributors’ retail networks and at several different payment and remittance processors such as Western Union® and MoneyGram®.

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

We earn revenues when a SVC is sold, when a reloadable SVC is loaded with funds, when the SVC is used for purchases or ATM transactions and, in some cases, interest on the card balances and for maintaining the use of the SVC on a monthly basis. The amount of revenue that we earn varies by transaction type, card issuing bank and the physical location of the transaction.

Changes in Fiscal Year End. As part of our merger with Pan American in August 2004, our fiscal year end changed from December 31 to September 30.  At a Special Stockholder’s Meeting held on November 15, 2006, we were granted approval to change our fiscal year end to the Saturday closest to December 31 of each year.

Discontinued Operations. During the fourth quarter of fiscal 2006, we made the decision to discontinue the operations of our wholesale long-distance and prepaid phone card subsidiary, MBI Services, Inc., due to lack of profitability and management’s desire to focus our entire effort on our core SVC business. Accordingly, all financial information pertaining to this discontinued business has been eliminated from ongoing operations for all periods presented in our financial statements and is instead shown as a single line item entitled “Gain (loss) from discontinued operations.”

Results of Operations. We have had limited revenues since our inception, and accordingly are considered a development stage enterprise as defined in Financial Accounting Standard No. 7.

Lack of Profitability of Business Operations Since 2001. We were initially focused exclusively on the sale of SVCs issued by a bank sponsor with a MasterCard® hologram. During the years leading up to fiscal 2006, we experienced significant difficulties, with bank sponsors and processors due to administrative errors, defective cards, poor service and improper paperwork Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not have a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a proprietary process, the nFinanSe Network™, to allow the consumer to perform value loads in a retail environment. In fiscal 2006, we entered into agreements with MoneyGram® and Western Union® whereby SVCs could be loaded at their locations using the nFinanSe Network™. These agreements greatly expanded our load network. In  2006, we signed an agreement with DFS Services LLC, or DFS, that permits us to issue Discover®Network–branded SVCs directly or through an issuing bank. We believe the Discover®Network SVC products have multiple competitive advantages over the bank sponsored Mastercard SVCs we previously sold. The difficulties with our pre–Discover® Network SVC programs could not be resolved in a manner favorable to us. Consequently, management made the decision to focus our efforts solely on implementing the agreement with DFS. Accordingly, our sales efforts were interrupted while we developed our new Discover®Network SVC programs and abandoned our existing SVC programs by disposing of our then existing SVC inventory. The time and money lost due to the difficulties and interruptions we experienced with other issuers’ SVC programs, the cessation of sales activity and the SVC inventory write offs associated with the adoption and development of the Discover® Network SVC products, along with the expense of developing the nFinanSe Network™, has kept us from achieving profitability to date.

During fiscal year 2007, we entered into agreements with established prepaid card distributors that will enable us to expand the number of active retail locations where our retail gift and reloadable general spend SVCs can be purchased.  Once our SVCs are deployed, we expect this effort will increase the number of locations where our cardholders can load funds onto their cards using the nFinanSe Network™.  As of December 29, 2007, there were over 70,000 locations where our SVCs could be loaded.  During 2007, we entered into agreements with several prepaid card distributors representing over 144,000 retail locations. Although much work is still required to get these agreements implemented and to have our reloadable general spend and retail gift SVCs accepted in the market, our business plan is to have a significant number of retail locations selling our retail gift and reloadable general spend SVCs by the end of calendar 2008. As of December 29, 2007, we had approximately 600 retail locations offering our SVCs for sale and for reload services.

Also during fiscal 2007, our corporate sales force began actively marketing our payroll card and we were awarded a major payroll card program by a large retailer with up to 50,000 employees eligible for a payroll card.  We expect this program to begin by the end of the second quarter of 2008.  We intend to continue marketing our payroll card program and adding active payroll card SVCs into 2008.

The following discussion compares the operations of the business for the fiscal year ended December 29, 2007 and the fiscal year ended September 30, 2006 and the three months ended December 30, 2006 and December 31, 2005.

Sales and Revenues. We produce revenues through five types of fees: fees when a card is sold, fees when the nFinanSe Network TM is used to reload a card, fees when a card is used in a purchase or ATM transaction, interest revenue which arises from overnight investing of card balances by our card issuing bank and fees when a card with a cash balance is charged for monthly maintenance. These fees differ by card type, issuing bank or transaction type.

Revenues for the years ended December 29, 2007 and September 30, 2006 were $32,763 and $77,833, respectively.  Revenue was down approximately 84% in the year ended December 29, 2007 compared to the year ended September 30, 2006 due to discontinuing our former bank sponsored SVC programs and focusing solely on our Discover®Network branded SVCs with programs developed by us and issued through selected Federally chartered banks.

Revenues for the three months ended December 30, 2006 and the three months ended December 31, 2005 were $19,518 and $39,885, respectively. Revenue was down in the three months ended December 30, 2006 by 51% when compared to the three months ended December 31, 2005.

Revenues in 2006 were hindered due to the cessation of our former bank sponsored SVC programs and the re-alignment of our business solely with the Discover®Network.  Revenues in 2007 were limited due to distributor program delays in getting cards for sale at retail locations.  These delays stem from the distributors inability to (i) timely certify their equipment, (ii) successfully complete pilots, (iii) market, train and sell their retailers on the Company’s products  and (iv) rollout cards prior to the forth quarter holiday season, a traditional blackout time for any systems or product initiatives.  During 2007, our focus was on executing agreements with prepaid card distributors.  Late in 2007, we had two distribution partners that began selling our SVC products, QComm and Via One, each of which had a limited number of retail locations on our network.  We have executed agreements with other prepaid card distributors including InComm, Now Prepay, LDC and Emida. These distributors provide prepaid programs at more than 100,000 retail locations in the United States and we expect, over the next 12 months, that these distributors will market our SVCs in many of these locations.  In addition during 2007, the Company also focused on executing payroll card agreements with large corporate customers.  In October 2007, the Company was awarded a payroll card program with a large employer that we expect will be rolled-out in the second quarter of fiscal 2008.

Transaction and Operating Expenses. Transaction and operating expenses reflect charges for the cost of SVCs sold, charges from our processor, issuing-banks and networks (Discover® Network, ATM networks and EFT networks) for our SVC programs and card transaction costs and the costs of the nFinanSe customer service department.

Description	For the year ended December 29, 2007	For the year ended September 30, 2006	For the three month period ended December 30, 2006	For the three month period ended December 31, 2005
SVC card cost, program and transaction expenses	$533,865	$-	$49,237	$37,368
Inventory disposals and reserves	68,300	583,762	-	-
Stock based compensation	2,210	7,545	1,506	-
Customer service expenses	449,497	227,874	25,372	86,018
Transaction and operating expenses	$1,053,872	$819,181	$76,115	$123,386

Transaction and operating expenses increased 28.7% to $1,053,872 in the year ended December 29, 2007 from $819,181 in the year ended September 30, 2006.  The increase is primarily the result of the Company’s initiative during 2007 in developing a 24 hour seven days a week customer service department to support our SVC products and programs plus SVC program and transaction expenses related to the nFinanSe Discover® Network.  Inventory disposals and reserves decreased $515,462 to $68,300 for the year ending December 29, 2007 from $583,762 for the year ending September 30, 2006 due primarily to the previous year write-off of obsolete inventory in connection with the cessation of our former bank sponsored SVC programs.

Transaction and operating expenses decreased 38.3% to $76,115 for the three month period ending December 30, 2006 from $123,386 for the three month period ending December 31, 2005.  The decrease for the three month period ending December 30, 2006 was primarily due to lower customer service costs, the result of the cessation of the former bank sponsored SVC programs and, prior to the development of a 24 hour seven day a week customer service department, support  of our Discover® SVC products.  The decrease was slightly offset by higher SVC program and transaction expenses due to the set-up and distributor program costs associated with the nFinanSe Discover® Network SVC programs and stock based compensation due to the Company’s adoption of Financial Accounting Standards No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) on January 1, 2006.  The Company adopted a modified prospective method for awards existing at the date of adoption which required us to record compensation expense as such awards continue to vest.  As such, we recorded expense for the three month period ended December 30, 2006, but had not recorded any stock based compensation expense for the three month period ended December 31, 2005.

Selling and Marketing Expenses. Selling and marketing expenses represent the costs we incur for our sales force and for the advertising, trade show and internal marketing expenses associated with marketing our SVCs.

Description	For the year ended December 29, 2007	For the year ended September 30, 2006	For the three month period ended December 30, 2006	For the three month period ended December 31, 2005
Advertising and marketing expenses	$547,996	$495,259	$106,103	$163,306
Sales force expenses	1,535,291	477,700	224,205	134,341
Stock based compensation	181,148	161,440	58,027	-
Selling and marketing expenses	$2,264,435	$1,134,399	$388,335	$297,647

Selling and marketing expenses increased 100.0%, or $1,130,036, to $2,264,435 in the year ended December 29, 2007 from $1,134,399 in the year ended September 30, 2006.  Advertising and marketing expenses were $52,737 higher due to increases in advertising, trade shows and promotional materials. Higher sales force expenses of $1,057,591 were incurred in connection with the hiring of 10 additional personnel and related business expenses.  Because the Company implemented FAS 123(R) on January 1, 2006, stock based compensation was higher for the year ended December 29, 2007 due a full year of expense compared to nine months of expense in the year ended September 30, 2006.

Selling and marketing expenses increased 30.5%, or $90,688, to $388,335 for the three month period ended December 30, 2006 from $297,647 for the three month period ended December 31, 2005.  This increase was the result of higher sales force expenses in connection with the hiring of three additional personnel and related business expenses offset by lower advertising and marketing expenses.  Advertising and marketing expenses were lower due primarily to lower marketing personnel and personnel related expenses and to lower media expense.  Stock based compensation was approximately $58,000 of the increase because the Company began implementing FAS 123(R) on January 1, 2006, and therefore had not reported any stock based compensation in the three month period ended December 31, 2005.

General and Administrative Expenses. General and administrative expenses increased $551,246 to $6,862,485 for the year ended December 29, 2007 from $6,311,239 for the year ended September 30, 2006.  The increase was primarily due to:

•	personnel expenses due to increases in personnel and charges of approximately $250,000 for our settlement with our former chief executive officer under a non-cancelable employment agreement;
•
stock based compensation due to nine months of expense in the year ended September 30, 2006 as compared to a full year of expense for the year ended December 29, 2007 because the Company implemented FAS 123(R) on January 1, 2006 and due to options granted under an accelerated vesting schedule for our CEO and CFO for the year ended December 29, 2007;

•	impairment of asset charges of $99,348 in connection with our former corporate office and write off of dormant card program costs; and
•	licensing costs associated with our state money transmission/service business licensing initiative,

offset slightly by decreases in:

•	consulting expenses related to the financing, operation of the business and compliance efforts;
•	legal fees associated with filing our Registration Statement on Form SB-2 in fiscal 2006; and
•	other general and administrative expenses.

General and administrative expenses increased $13,937 to $1,345,822 for the three month period ended December 30, 2006 from $1,359,759 for the three month period ended December 31, 2005.  The increase was primarily attributable to stock based compensation expense of $65,523 recorded in the three month period ended December 30, 2006 and none recorded in the three month period ended December 31, 2005, because the Company began implementing FAS 123(R) on January 1, 2006.  This increase was slightly offset by lower legal and professional fees related to the filing of our Registration Statement on Form SB-2 (which became effective on June 14, 2006) and a reduction in legal and consulting fees incurred in connection with our licensing and compliance efforts, which were substantially complete by September 30, 2006.

Loss Before Other Income (Expense). As a result of the above, loss before other income (expense) for the years ended December 29, 2007 and September 30, 2006 was $10,148,029 and $8,186,986, respectively.

Loss before other income (expense) for the three month periods ending December 30, 2006 and December 31, 2005 was $1,790,754 and $1,740,907, respectively.

Other Income (Expense).

Interest income.  Interest income increased $165,588 from $17,737 for the fiscal year ended September 30, 2006 to $183,325 for the fiscal year ended December 29, 2007.  This increase is primarily attributable to the interest income received on the overnight investment of the higher bank balances in fiscal 2007.

Interest income increased from $6,009 for the three months ended December 31, 2005 to $868,540 for the three months ended December 30, 2006.  This increase is primarily attributable to $863,000 of amortized premium related to the carrying value of our notes payable that were converted into Series A Convertible Preferred Stock on December 28, 2006.

Interest expense. Interest expense decreased from $1,499,630 for the fiscal year ended September 30, 2006, to $1,895 for the fiscal year ended December 29, 2007.  In fiscal 2006, substantially all of our interest expense represented non-cash amortization of debt discounts that arose when we allocated proceeds from our financing transactions to other securities issued in connection with the respective financings, such as warrants, and derivative features embedded in the debt instruments. In fiscal 2007, our minimal interest expense relates primarily to insurance premium financing agreements as all of our interest bearing debt was converted to equity in 2006..

Interest expense increased from $1,501 for the three months ended December 31, 2005, to $169,698 for the three months year ended December 30, 2006.  Substantially all of our interest expense represented interest accrued on notes payable.  The notes were converted to Series A Convertible Preferred Stock on December 28, 2006.

Gain on Derivative Financial Instruments.  We recognized a net gain on our non-trading derivative financial instruments of $3,465,948 for the year ended September 30, 2006.  During fiscal 2007, there were no derivative financial instrument liabilities outstanding and, accordingly, we have no gains or losses on such instruments during the year ended December 29, 2007.

We recognized a net gain on our non-trading derivative financial instruments of $634,911 for the three months ended December 31, 2005. As of September 30, 2006, we no longer had any outstanding derivative financial instrument liabilities and, accordingly, we had no gains or losses on such instruments during the quarter ended December 30, 2006.

Gains (losses) on debt extinguishments. During our fiscal year ending September 30, 2006, we entered into certain debt exchange and modification agreements that, under current accounting standards, constituted debt extinguishments. Such extinguishments arise when previously issued debt instruments are exchanged for new instruments with materially different terms or in instances where modifications to existing debt agreements materially modify the original terms or material fees are paid to effect the modification. When our debt was extinguished or, in the case of modifications, effectively extinguished, we were required to record the newly issued debt at its fair values which exceeded the carrying values of our existing balances. As a result, we were required to recognize debt extinguishment gains and losses that net to a loss of $5,137,817.  We did not have any gains or losses on debt extinguishments for the year ended December 29, 2007.

During the three months ended December 30, 2006, we entered into certain debt exchange and modification agreements that, under current accounting standards, constituted debt extinguishment.  As a result, when we extinguished the debt, we were required to recognize debt extinguishment gains and losses that net to a gain of $452,299 for the three months ended December 30, 2006.  We did not have any gains or losses on debt extinguishments for the three month period ended December 31, 2005.

Loss from Continuing Operations. Loss from continuing operations was $9,939,356 for the year ended December 29, 2007 or $1,500,041 lower than the loss from continuing operations of $11,439,397 for the fiscal year ended September 30, 2006.

           Loss from continuing operations for the three month periods ending December 30, 2006 and December 31, 2005 was $669,614 and $1,311,206, respectively.

Gain (Loss) from Discontinued Operations. During the year ended September 30, 2006, we discontinued our prepaid calling card business and, accordingly, our statements of operations for all periods presented have been restated to reflect the prepaid calling card business as a discontinued operation.  During fiscal 2007, loss from our discontinued operations was $8,738 versus a loss of $3,350,244 for the year ended September 30, 2006.  Approximately $741,400 of the fiscal year 2006 loss is attributable to the write down of the discontinued operation’s assets to fair value and approximately $111,400 of the fiscal year 2006 loss is attributable to stock based compensation.

Loss from our discontinued operations was $47,456 for the three months ended December 30, 2006 or $612,202 lower than the same period of the prior year. The decrease is attributable to cessation of our telecom business operations in September 2006.

Liquidity and Capital Resources.  From inception to December 29, 2007, we have raised net proceeds of $29,573,113 from financing activities. We used these proceeds to fund operating and investing activities.

Net cash used in operating activities was approximately $8,485,000 and $7,470,000 for the twelve month periods ended December 29, 2007 and September 30, 2006, respectively.  The increase in cash used in operations was primarily the result of increases in inventories for the Discover ® Network cards.

Net cash used in investment activities for the fiscal year ended December 29, 2007 was approximately $1,312,000, consisting of a short term investment of $728,000 and $584,000 for purchases of property and equipment related to the relocation to our Tampa office and computer hardware and software for new employees and nFinanSe NetworkTM.  Net cash used in investment activities for the fiscal year ended September 30, 2006 was approximately $508,800, of which approximately $16,000 was an investment in a private company that was unwound and the balance was primarily for computer hardware and software.

During the year ended December 29, 2007, we secured net cash provided by financing activities of approximately $8,407,000 through sales of certain of our equity instruments, while for the year ended September 30, 2006 we secured net proceeds of approximately $6,400,000 from the sale of certain debt and equity instruments.   We had a cash balance of approximately $1.3 million as of March 28, 2008, which is inclusive of $1.7 million from the sale of equity in March 2008.

On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million. The collateral, which was in the form of a one year letter of credit from a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter, one of our major stockholders and Bruce E. Terker, a current member of our Board of Directors,  in addition to the Company. In this case, approximately $1 million of the collateral for the letter of credit was arranged by Mr. Porter and the remaining collateral for the letter of credit was provided by Mr. Terker, who is also a major stockholder. In connection with this accommodation, the company and the Messrs. Porter and Terker entered into a Guaranty and Indemnification Agreement. In one instance, Mr. Porter who put up the $1 million of collateral agreed to a compensation of 2% per quarter paid in arrears in cash. In the other instance, Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Company’s common stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year. The Guarantee and Indemnification Agreements can be cancelled by the Company in certain circumstances in 30 days.  After one year, it is expected that the Company will have the ability to fund the collateral requirement, if any, without the assistance of the guarantors

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and paycard segments of our business, we will need to raise $6 - $7 million of additional capital over the next 12 months (we have recently closed on approximately $1.7 million of this equity raise and such amount is included in cash as of March 28, 2008).  Additionally, we expect to arrange a revolving accounts receivable credit facility which will be used to fund the face amount of gift cards and the load amounts on general spend cards on a daily basis. We expect to finance the aforementioned needs principally through public or private equity offerings and through debt financings and have retained investment bankers to assist us with the aforementioned offerings and financings.  We may decide to raise the capital in more than one transaction based on market conditions and business circumstances.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward.  This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stockholders.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, operations and customer service.  We have relocated to an approximately 11,400 square foot office in the greater Tampa, Florida area because we believed that our former location in Bradenton, Florida made recruiting quite difficult due to the demographics of the area. The lease for our new Tampa offices commenced on our move-in date in October 2007. The total minimum payments, exclusive of sales taxes and CAM charges, over the five-year lease obligation are approximately $740,000. After our move to the Tampa location, we vacated the leased premises in Bradenton, Florida; however, we remain liable for the full amount of rent payable under our Bradenton lease. As mentioned under "Description of Property" above, we recognized an expense and liability for the fair value of the net remaining lease rentals at the Bradenton location of approximately $149,500 (i.e. the future minimum lease payments below minus estimated sublease rentals we reasonably can expect to receive) during the quarter ended December 29, 2007.  In addition, we also impaired approximately $58,000 of property and equipment upon abandonment of the facility. We did not incur any other significant costs as a result of our move to our new facility.

Off-Balance Sheet Arrangements

Operating Leases

We are obligated under various operating lease agreements.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at December 29, 2007:

Year ended	Amounts

2008	$441,000
2009	196,300
2010	200,600
2011	205,100
2012	156,300

Total	$1,199,300

    Rent expense included in loss from continuing operations for the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006 approximated $332,646, $71,700 and $274,000, respectively.

Employment Agreements

We are obligated under the following employment agreements:

●
The employment agreement with our Chief Executive Officer, Jerry R. Welch, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000 (raised to $275,000 in February 2008). The agreement is to be automatically renewed for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share, or the Welch Option Shares, which when using Black-Scholes, results in an aggregate fair value of approximately $845,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. The grant was equal to 4.25% of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Welch Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which when using Black-Scholes, results in an aggregate fair value of approximately $619,000.  The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

On January 24, 2008, Mr. Welch was awarded 95,000 stock options at $4.00 per share, which when using Black-Scholes, results in an aggregate fair value of approximately $233,725.  These options vest in 28 equal installments. The first seventeen installments vested on January 31, 2008 and accordingly at that time 17/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

●
The employment agreement with our Chief Financial Officer, Raymond Springer, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000 (raised to $200,000 in February 2008). Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share, or the Springer Option Shares, which when using Black-Scholes, results in an aggregate fair value of approximately $400,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. This grant was equal to 2.0% of the total of our outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Springer Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which when using Black-Scholes, results in an aggregate fair value of approximately $291,000.  The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

On January 24, 2008, Mr. Springer was awarded 45,000 stock options at $4.00 per share, which when using Black-Scholes, results in an aggregate fair value of approximately $110,700.  These options vest in 28 equal installments. The first seventeen installments vested on January 31, 2008 and accordingly at that time 17/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

●
Notwithstanding the above mentioned vesting schedules, all such options will be immediately fully vested and exercisable in the event of a change in control (as defined in the respective employment agreement), and/or the death or total disability of Mr. Welch or Mr. Springer during the terms of their employment. To the extent the options are not previously exercised, the options terminate on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s and/or Mr. Springer’s employment with us.

●
Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their agreements or twelve months, whichever period is shorter.

In addition to the above, on December 30, 2006, we were obligated under an employment agreement with our previous Chairman of the Board of Directors and Chief Executive Officer, Clifford Wildes. The agreement was terminated on January 29, 2007. As consideration for such termination and as compensation for accrued vacation owed to Mr. Wildes of approximately $90,000, we agreed to pay him a total sum of $250,000 over a period of six months.  At December 29, 2007, the amounts owed to Mr. Wildes under this arrangement were completely satisfied and there was no remaining liability.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Metavante, our processor, and Palm Desert National Bank and First National Bank and Trust, or FNB&T, our card issuing banks, that have initial expiration dates from June 2009 through June 2012. Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements include a monthly minimum payment of $5,000.  During the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006, we made aggregate payments of approximately $117,800, $9,000 and $0, respectively to Metavante and no payments to FNB&T under these arrangements.

Purchase Commitments

As of December 29, 2007, we had non-cancelable purchase commitments for card inventory, including plastic, collateral material and fees, totaling approximately $1,000,000; substantially all of which is expected to be paid by mid 2008.  This amount includes approximately $670,000 that is recorded in accounts payable and accrued inventory liability on the balance sheet as of December 29, 2007.

Critical Accounting Policies

Revenue Recognition

We generate the following types of revenues:

•  Wholesale fees, which arise from sales and activation of our SVCs.
•  Transaction fees, which arise from the use and loading of cash for SVCs.
•  Maintenance fees, which arise from keeping the SVCs active on a monthly basis.
•  Interest revenue, which arises from earnings on overnight investing of card balances by our card issuing bank.

Our revenue recognition policy is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” or SAB 104, for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern, that all long-lived assets are recoverable and that the resolution of certain litigation will not result in a significant loss.  In addition, stock-based compensation expense represents a significant estimate concerning the future but unknown value of our common stock at some future date based on a formula used by most companies in making the value determination.  The markets for our products are characterized by intense price competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Stock-Based Compensation

Prior to January 1, 2006, we used Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or FAS 148, to account for our stock-based compensation arrangements. It amended the disclosure provisions of Financial Accounting Standards Board Statement No. 123, Share-Based Payments or FAS 123, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by FAS 123 and amended by FAS 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for our stock-based employee compensation arrangements. Effective January 1, 2006, we began applying FAS 123(R), to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments, such as stock options, granted to employees.

We have elected to apply FAS 123(R) using a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  With respect to nonemployee stock options that vest at various times and have no significant disincentives for nonperformance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force Issue No. 96-18. Pursuant to this standard, the value of these options is estimated at various reporting dates and finally measured at the respective vesting date(s) of the options (or the date on which the consultant’s performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated at such time. As a result, under these arrangements, our initial and periodic recording of stock-based compensation expense, which relies on a number of estimates such as the volatility of our stock, represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or FAS 144, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.  At December 29, 2007, we believe our long-lived assets are recoverable.

Convertible Debt and Equity Securities Issued with Registration Rights Agreements

In connection with the sale of debt or equity securities, we may enter into registration rights agreements that generally require us to file registration statements with the SEC to register common shares that may be issued on conversion of debt or preferred stock to permit resale of common shares previously sold under an exemption from registration or to register common shares that may be issued on exercise of outstanding options or warrants. The agreements typically require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common shares, options or warrants. We account for any such penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, "Accounting for Contingencies," or FAS 5.  This accounting is consistent with FASB Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements," which was issued on December 21, 2006. Accordingly, we recognize any damages when it becomes probable that they will be incurred and when amounts are reasonably estimable.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. This statement of this statement did not have a significant effect on our financial statements.

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

In December 2007, the FASB issued Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," or FAS 160.  FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on our financial statements.

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R broadens the guidance of FAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. FAS 141R applies prospectively to business combinations consummated in fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on our financial statements.

Item 7.  Financial Statements.

The audited financial statements of the Company for the year ended December 29, 2007, the three month period ended December 30, 2006 and the year ended September 30, 2006, and the reports thereon of Kingery & Crouse, P.A. are included in this annual report following the Exhibit Index to this annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, although we did identify certain significant deficiencies.

The SEC has defined “significant deficiency” in a final rule release as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.    In this regard, we (i) initially failed to provide disclosures void of errors or omissions in the notes to our consolidated financial statements prior to the distribution of these financial statements to our Audit Committee and independent accountants and (ii) have a small number of accounting and financial resources with limited redundancies considered necessary to adequately support our financial reporting requirements due to our size and limited operating history.  These deficiencies have been and/or will be remediated as follows:

•
our accounting and financial staff received additional continuing education prior to year end and will continue to receive additional formal training subsequent to December 29, 2007 relative to our financial reporting responsibilities; and

•	during fiscal 2008 we plan to increase our accounting resources to augment our financial reporting requirements.

We understand that remediation of disclosure controls is a continuing work in progress due to the issuance of new standards and promulgations.  However, remediation of the significant deficiencies described above is among our highest priorities.  Our management and Audit Committee will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.  As of the date of this report, our management believes that our efforts will remediate the significant deficiencies in internal control over financial reporting as described above.

Notwithstanding these deficiencies which are described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-KSB are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

Inherent Limitations Over Internal Controls

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was effective as of December 29, 2007.

As a non-accelerated smaller reporting filer, management's assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007 is not required to be audited by Kingery & Crouse PA, our independent registered public accountant until our fiscal year ending January 2, 2010.

Changes in Internal Control of Financial Reporting

During the quarters ended December 29, 2007 and March 29, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 13.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 27, 2006 and incorporated by reference herein).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2004 and incorporated by reference herein).

3.3
Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on December 27, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

3.4
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 29, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

4.1
Form of Senior Secured Convertible Promissory Note, as executed by the Company and the holders thereof on September 29, 2006 and November 8, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.2
Form of Securities Exchange Agreement, as executed by the Company and holders of the Company’s Senior Secured Convertible Promissory Notes on September 29, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.3
Form of Joinder, as executed on November 8, 2006, by the Company and those holders of Senior Secured Convertible Promissory Notes, all dated as of November 8, 2006, who were not originally parties to the Securities Exchange Agreements, dated as of September 29, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2006 and incorporated by reference herein).

4.4
Form of Securities Exchange Agreement, as executed by the Company and the investors signatory thereto on December 28, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

4.5
Form of Stock Purchase Agreements, as executed by the Company and the purchasers signatory thereto on December 28, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

4.6
Form of Securities Purchase Agreement, as executed by the Company and the investors signatory thereto on June 29, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

4.7
Form of Warrant, as issued by the Company to certain investors on June 29, 2007 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

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

10.4
Stored Value Prepaid Card Sponsorship Agreement, dated as of October 20, 2006, and Addendum to Stored Value Prepaid Card Sponsorship Agreement, dated as of November 10, 2006, by and between Palm Desert National Bank and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.5
Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.6**
Employment Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.7**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.8**
Employment Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.9**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.10**
Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.11
Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein).

10.13	2004 Amended Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.14**
Separation Agreement and Release of Claims, dated as of January 29, 2007, by and between the Company and Clifford Wildes (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007 and incorporated by reference herein).

10.15**
Offer of Employment, dated April 24, 2007, by and between the Company and Jerome Kollar (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated by reference herein).

10.16**
Incentive Stock Option Grant, dated May 14, 2007, by and between the Company and Jerome Kollar (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated by reference herein).

10.17
Commercial Lease Agreement, dated as of April 16, 2007, by and between FLA Owner LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on November 9, 2007 and incorporated by reference herein)

10.18
Letter of Credit Accommodation (together with a sample Irrevocable Letter of Credit to be issued thereunder), dated February 14, 2008, between the Company and National Penn Bank (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

10.19
Guaranty and Indemnification Agreement, dated February 15, 2008, by and between the Company and Jeffrey Porter (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

10.20
Guaranty and Indemnification Agreement, dated February 19, 2008, by and between the Company and Bruce E. Terker (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

10.21
Warrant to Purchase Common Stock, dated February 19, 2008, issued by the Company to Bruce E. Terker (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

14.1	Code of Ethics (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

21.1*	List of the Company’s Subsidiaries

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*   Filed herewith.
**   Management contract or compensatory plan or arrangement.

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

nFinanSe Inc.

By:	/s/ Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
	Date:	March 28, 2008

           In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	March 28, 2008

By:	/s/Raymond P. Springer
Raymond P. Springer, Secretary and Chief Financial Officer
(Principal Financial Officer)
	Date:	March 28, 2008

By:	/s/ Jerome A. Kollar
Jerry A. Kollar, Principal Accounting Officer
	Date:	March 28, 2008

By:	/s/ Ernest W. Swift
Ernest W. Swift, Director
	Date:	March 28, 2008

By:	/s/ Benjamin Bond
Benjamin Bond, Director
	Date:	March 28, 2008

By:	/s/ Mark Brewer
Mark Brewer, Director
	Date:	March 28, 2008

By:	/s/ Joseph Hudgins
Joseph Hudgins, Director
	Date:	March 28, 2008

By:	/s/ Bruce Terker
Bruce Terker, Director
	Date:	March 28, 2008

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 27, 2006 and incorporated by reference herein).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2004 and incorporated by reference herein).

3.3
Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on December 27, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

3.4
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 29, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

4.1
Form of Senior Secured Convertible Promissory Note, as executed by the Company and the holders thereof on September 29, 2006 and November 8, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.2
Form of Securities Exchange Agreement, as executed by the Company and holders of the Company’s Senior Secured Convertible Promissory Notes on September 29, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein).

4.3
Form of Joinder, as executed on November 8, 2006, by the Company and those holders of Senior Secured Convertible Promissory Notes, all dated as of November 8, 2006, who were not originally parties to the Securities Exchange Agreements, dated as of September 29, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2006 and incorporated by reference herein).

4.4
Form of Securities Exchange Agreement, as executed by the Company and the investors signatory thereto on December 28, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

4.5
Form of Stock Purchase Agreements, as executed by the Company and the purchasers signatory thereto on December 28, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

4.6
Form of Securities Purchase Agreement, as executed by the Company and the investors signatory thereto on June 29, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

4.7
Form of Warrant, as issued by the Company to certain investors on June 29, 2007 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

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

10.4
Stored Value Prepaid Card Sponsorship Agreement, dated as of October 20, 2006, and Addendum to Stored Value Prepaid Card Sponsorship Agreement, dated as of November 10, 2006, by and between Palm Desert National Bank and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.5
Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.6**
Employment Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.7**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.8**
Employment Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.9**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein).

10.10**
Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.11
Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein).

10.13	2004 Amended Stock Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.14**
Separation Agreement and Release of Claims, dated as of January 29, 2007, by and between the Company and Clifford Wildes (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007 and incorporated by reference herein).

10.15**
Offer of Employment, dated April 24, 2007, by and between the Company and Jerome Kollar (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated by reference herein).

10.16**
Incentive Stock Option Grant, dated May 14, 2007, by and between the Company and Jerome Kollar (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated by reference herein).

10.17
Commercial Lease Agreement, dated as of April 16, 2007, by and between FLA Owner LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on November 9, 2007 and incorporated by reference herein)

10.18
Letter of Credit Accommodation (together with a sample Irrevocable Letter of Credit to be issued thereunder), dated February 14, 2008, between the Company and National Penn Bank (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

10.19
Guaranty and Indemnification Agreement, dated February 15, 2008, by and between the Company and Jeffrey Porter (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

10.20
Guaranty and Indemnification Agreement, dated February 19, 2008, by and between the Company and Bruce E. Terker (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

10.21
Warrant to Purchase Common Stock, dated February 19, 2008, issued by the Company to Bruce E. Terker (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

14.1	Code of Ethics (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

21.1*	List of the Company’s Subsidiaries

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*   Filed herewith.
**   Management contract or compensatory plan or arrangement.

nFinanSe Inc.
(A Development Stage Enterprise)

Consolidated Financial Statements
as of December 29, 2007 and for various periods ended
December 29, 2007, the three months ended December 30, 2006
and the year ended September 30, 2006, and
Report of Independent Registered Public Accounting Firm

nFinanSe Inc.
(A Development Stage Enterprise)

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm…………………..………..………..…………………..………..………..…………………..………..………..……………	F-3
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 29, 2007………………………...………………...…………………..………..………..…………………..………..………..……………..	F-4

Consolidated Statements of Operations for the year ended December 29, 2007, the three months ended December 30, 2006, the year ended September 30, 2006 and the period July 10, 2000 (inception) to December 29, 2007………..….…………….…………….………...…………………..………..………..…………………..………..………..
F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 29, 2007, the three months ended December 30, 2006, the year ended September 30, 2006 and various periods between July 10, 2000 (inception) to September 30, 2005 ……………….…………………..………..………..…………………..………..…….
F-6

Consolidated Statements of Cash Flows for the year ended December 29, 2007, the three months ended December 30, 2006, the year ended September 30, 2006 and the period July 10, 2000 (inception) to December 29, 2007………..….…………….…………….………...…………………..………..………..…………………..………..………....
F-11
Notes to Consolidated Financial Statements…………….………..……………..……………….…………………..………..………..…………………..………..………..………………	F-13

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of nFinanSe Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of nFinanSe Inc. and subsidiaries, formerly known as Morgan Beaumont, Inc. (the “Company”), a development stage enterprise, as of December 29, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, the three months ended December 30, 2006, the year ended September 30, 2006 and the period July 10, 2000 (date of incorporation) to December 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007, and the results of its operations and cash flows for the year then ended, the three months ended December 30, 2006, the year ended September 30, 2006 and the period July 10, 2000 (date of incorporation) to December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Kingery & Crouse, P.A. s/s

March 4, 2008 (except for the first bullet of Note B and the third and fourth paragraphs of Note L as to which the date is March 28, 2008)
Tampa, FL

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 29, 2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,497,365
Short term investment	728,000
Receivables:
Accounts (net of allowance for doubtful accounts of $0)	10,957
Other	19,027
Prepaid expenses and other current assets (including prepaid marketing costs of approximately $312,000)	705,608
Inventories	1,942,206
Total current assets	5,903,163
PROPERTY AND EQUIPMENT, NET	759,261

OTHER ASSETS	338,160

TOTAL	$7,000,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$139,635
Accrued personnel costs	130,804
Accrued inventory liability	593,431
Accrued lease obligation	117,483
Deferred revenues	106,250
Other accrued liabilities	474,624
Total current liabilities	1,562,227

COMMITMENTS AND CONTINGENCIES (SEE NOTE E)

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 8,820,484 outstanding as follows:
Series A Convertible Preferred Stock – 9,327,934 shares authorized; 7,820,484 shares issued and outstanding with a liquidation value of $8,213,651 (including undeclared accumulated dividends in arrears of $393,167 at December 29, 2007)	7,820
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at December 29, 2007	1,000
Common stock - $0.001 par value: 200,000,000 shares authorized; 7,371,929 shares issued and outstanding	7,372
Additional paid-in capital	42,002,195
Deficit accumulated during the development stage	(36,580,030)
Total stockholders’ equity	5,438,357

TOTAL	$7,000,584

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 29, 2007	For the three months ended December 30, 2006	For the year ended September 30, 2006	For the period July 10, 2000 (inception) to December 29, 2007
REVENUES	$32,763	$19,518	$77,833	$1,206,168

OPERATING EXPENSES
Transaction and operating expenses	1,053,872	76,115	819,181	2,588,634
Selling and marketing expenses	2,264,435	388,335	1,134,399	4,356,631
General and administrative expenses	6,862,485	1,345,822	6,311,239	22,346,217
Total operating expenses	10,180,792	1,810,272	8,264,819	29,291,482

Loss before other income (expense)	(10,148,029)	(1,790,754)	(8,186,986)	(28,085,314)

Other income (expense):
Interest expense	(1,895)	(169,698)	(1,499,630)	(1,688,264)
Interest income	183,325	868,540	17,737	1,140,240
Gain on derivative instruments	-	-	3,465,948	1,845,262
Gain (loss) on debt extinguishment	-	452,299	(5,137,817)	(4,685,518)
Registration rights penalties	-	-	(98,649)	(98,649)
Other income (expense)	27,243	(30,001)	-	(93,856)
Total other income (expense)	208,673	1,121,140	(3,252,411)	(3,580,785)

Loss from continuing operations	(9,939,356)	(669,614)	(11,439,397)	(31,666,099)

Loss from discontinued operations	(8,738)	(47,456)	(3,350,244)	(3,861,579)

Net loss	(9,948,094)	(717,070)	(14,789,641)	(35,527,678)
Dividends paid on Series A Convertible Preferred Stock	(52,352)	(1,000,000)	-	(1,052,352)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(393,167)	-	-	(393,167)
Net loss attributable to common stockholders	$(10,393,613)	$(1,717,070)	$(14,789,641)	$(36,973,197)
Net loss per share - basic and diluted:
Continuing operations	$(1.95)	$(0.44)	$(3.23)
Discontinued operations	$-	$(0.01)	$(0.95)
Total net loss per share	$(1.95)	$(0.45)	$(4.18)
Weighted average number of shares outstanding	5,318,685	3,826,417	3,531,210

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

								Deficit
							Note	Accumulated
	Convertible				Additional	Common	Receivable	During the
	Preferred Stock		Common Stock		Paid-In	Stock	from	Development
	Series A	Series B	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Balances, July 10, 2000 (date of incorporation)	$-	$-	-	$-	$-	$-	$-	$-	$-

Common Stock subscription	-	-	-	-	-	100	-	-	100
Net loss	-	-	-	-	-	-	-	-	-
Balances, December 31, 2000	-	-	-	-	-	100	-	-	100

Issuance of Common Stock for cash:
At $0.177 per share	-	-	2,547	3	447	(100)	-	-	350
At $0.126 per share	-	-	39,802	39	4,961	-	-	-	5,000
Issuance of Common Stock for services
At $1.57 per share	-	-	77,853	78	122,172	-	-	-	122,250
Net loss	-	-	-	-	-	-	-	(216,982)	(216,982)
Balances, December 31, 2001	-	-	120,202	120	127,580	-		(216,982)	(89,282)

Issuance of Common Stock for cash:
At $1.57 per share	-	-	1,337	1	2,099	-	-	-	2,100
At $2.62 per share	-	-	64,766	65	169,435	-	-	-	169,500
At $3.14 per share	-	-	15,921	16	49,984	-	-	-	50,000
Issuance of Common Stock for services:
At $1.57 per share	-	-	46,412	46	72,834	-	-	-	72,880
At $2.62 per share	-	-	75,465	75	197,816	-	-	-	197,891
At $3.14 per share	-	-	3,375	3	10,597	-	-	-	10,600
Net loss	-	-	-	-	-	-	-	(451,646)	(451,646)
Balances, December 31, 2002	-	-	327,478	326	630,345	-	-	(668,628)	(37,957)

Issuance of Common Stock for cash:
At $1.57 per share	-	-	14,210	14	22,299	-	-	-	22,313
At $3.14 per share	-	-	12,737	13	39,987	-	-	-	40,000
Issuance of Common Stock for services
At $3.14 per share	-	-	189,289	189	594,276	-	-	-	594,465

								(Continued)

nFinanSe Inc. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

								Deficit
							Note	Accumulated
	Convertible				Additional	Common	Receivable	During the
	Preferred Stock		Common Stock		Paid-In	Stock	from	Development
	Series A	Series B	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Issuance of Common Stock for assets of Typhoon Technologies at $3.14 per share	-	-	71,068	71	223,119	-	-	-	223,190
Net loss	-	-	-	-	-	-	-	(954,974)	(954,974)
Balances, December 31, 2003	-	-	614,782	613	1,510,026	-	-	(1,623,602)	(112,963)

Issuance of Common Stock for cash at $1.57 per share	-	-	13,183	13	20,687	-	-	-	20,700
Issuance of Common Stock held in escrow	-	-	17,513	18	(18)	-	-	-	-
Common Stock issued for services at $3.14 per share	-	-	4,521	5	14,195	-	-	-	14,200
Issuance of Common Stock in exchange for net assets in a recapitalization	-	-	1,351,250	1,351	2,967,649	-	(3,000,000)	-	(31,000)
Collections on note receivable from stockholder	-	-	-	-	-	-	1,615,586	-	1,615,586
Net loss	-	-	-	-	-	-	-	(1,031,335)	(1,031,335)
Balances, September 30, 2004	-	-	2,001,249	2,000	4,512,539	-	(1,384,414)	(2,654,937)	475,188

Issuance of Common Stock and warrants for cash:	-	-	-	-	-	-	-	-	-
At $4.00 per share	-	-	356,250	356	1,424,644	-	-	-	1,425,000
At $8.00 per share (net of stock issuance costs)	-	-	618,125	618	4,882,996	-	-	-	4,883,614

									(Continued)

nFinanSe Inc. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

								Deficit
							Note	Accumulated
	Convertible				Additional	Common	Receivable	During the
	Preferred Stock		Common Stock		Paid-In	Stock	From	Development
	Series A	Series B	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Allocation of proceeds from sales of Common Stock to derivative financial instruments (warrants)	-	-	-	-	(3,461,500)	-	-	-	(3,461,500)
Allocation of proceeds from sales of Common Stock to derivative financial instruments (registration rights)	-	-	-	-	(545,943)	-	-	-	(545,943)
Value attributable to consulting and director options	-	-	-	-	1,074,700	-	-	-	1,074,700
Issuance of Common Stock for certain property and equipment of MTel	-	-	43,183	43	748,157	-	-	-	748,200
Collections on note receivable from stockholder	-	-	-	-	-	-	1,384,414	-	1,384,414
Net loss	-	-	-	-	-	-	-	(7,417,935)	(7,417,935)
Balances, September 30, 2005	-	-	3,018,807	3,017	8,635,593	-	-	(10,072,872)	(1,434,262)

Derivative liability related to warrants exercised for Common Stock	-	-	-	-	5,254,468	-	-	-	5,254,468
Reclassify derivative portion of registration rights damages	-	-	-	-	(454,226)	-	-	-	(454,226)
Warrants exercised for Common Stock at $4.00 per share	-	-	618,125	618	2,471,882	-	-	-	2,472,500
Exercise of vested stock options	-	-	10,000	10	(10)	-	-	-	-
Issuance of additional Common Stock to principal of MTel	-	-	7,000	7	(7)	-	-	-	-
Issuance of Common Stock to consultant	-	-	10,000	10	(10)	-	-	-	-
								(Continued)

nFinanSe Inc. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

								Deficit
							Note	Accumulated
	Convertible				Additional	Common	Receivable	During the
	Preferred Stock		Common Stock		Paid-In	Stock	from	Development
	Series A	Series B	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total

Issuance of Common Stock in connection with registration rights penalties	-	-	101,345	102	652,523	-	-	-	652,625
Issuance of Common Stock for consultant services	-	-	58,750	59	453,175	-	-	-	453,234
Issuance of warrants to consultants	-	-	-	-	226,732	-	-	-	226,732
Employee and director stock based award activity	-	-	-	-	1,272,263	-	-	-	1,272,263
Cancellation of Common Stock received in litigation settlement with former employee	-	-	(2,500)	(2)	2	-	-	-	-
Correction of stock certificate	-	-	1	-	-	-	-	-	-
Issuance of Common Stock for shares in PBS	-	-	7,500	8	83,992	-	-	-	84,000
Reversal of investment in PBS	-	-	-	-	(83,992)	-	-	-	(83,992)
Record gain on warrants	-	-	-	-	(9,000)	-	-	-	(9,000)
Issuance of additional investment rights	-	-	-	-	600,000	-	-	-	600,000
Net loss	-	-	-	-	-	-	-	(14,789,641)	(14,789,641)
Balances, September 30, 2006	-	-	3,829,028	3,829	19,103,385	-	-	(24,862,513)	(5,755,299)

Cancellation of PBS Common Stock	-	-	(7,539)	(8)		-	-	-	(8)
Employee and directors stock based award activity	-	-	-	-	125,056	-	-	-	125,056
Amortization and adjustment of registration rights penalties	-	-	-	-	203,689	-	-	-	203,689
Issuance of Series A Convertible Preferred Stock	9,328	-	-	-	10,507,985	-	-	-	10,517,313

									(Continued)

nFinanSe Inc. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

								Deficit
							Note	Accumulated
	Convertible				Additional	Common	Receivable	During the
	Preferred Stock		Common Stock		Paid-In	Stock	From	Development
	Series A	Series B	Shares	Par Value	Capital	Subscribed	Stockholder	Stage	Total
Dividends on Series A Convertible Preferred Stock					1,000,000			(1,000,000)	-
Accrued interest satisfied via the issuance of Series A Convertible Preferred Stock	-	-		-	68,000	-		-	68,000
Net loss	-	-	-				-	(717,070)	(717,070)
Balances, December 30, 2006	9,328	-	3,821,489	3,821	31,008,115	-	-	(26,579,583)	4,441,681

Employee and director stock based award activity	-	-	-	-	1,996,595	-	-	-	1,996,595
Issuance of PBS warrants	-	-	-	-	5,600	-	-	-	5,600
Issuance of Series B Convertible Preferred Stock	-	1,000	-	-	2,787,125	-	-	-	2,788,125
Private placement of Common Stock	-	-	2,023,199	2,023	5,608,889	-	-	-	5,610,912
Issuance of Common Stock in connection with the conversion of Series A Convertible Preferred Stock to Common Stock	(1,508)	-	1,507,450	1,508	-	-	-	-	-
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock that was converted into Common Stock	-	-	15,125	15	52,325	-	-	(52,353)	(13)
Issuance of DFS Services LLC warrants	-	-	-	-	535,302	-	-		535,302
Exercise of vested stock options	-	-	4,666	5	8,244	-	-	-	8,249
Net loss	-	-	-	-	-	-	-	(9,948,094)	(9,948,094)
Balances, December 29, 2007	$7,820	$1,000	7,371,929	$7,372	$42,002,195	$-	$-	$(36,580,030)	$5,438,357

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 29, 2007	For the three months ended December 30, 2006	For the year ended September 30, 2006	For the period July 10, 2000 (inception) to December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,948,094)	$(717,070)	$(14,789,641)	$(35,527,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261,161	60,501	432,640	962,233
Provision for inventory obsolescence	24,463	-	494,393	518,856
Provision for bad debts	-	2,726	369,246	461,972
Amortization of intangible assets	-	-	-	15,485
Stock based compensation and consulting	1,996,595	125,056	1,952,229	6,174,366
Purchased in process research and development	-	-	-	153,190
Gain on derivative instruments	-	169,171	(3,465,948)	(1,845,262)
Gains (losses) on debt extinguishments	-	(452,299)	5,137,817	4,685,518
Loss (gain) on disposal of assets	(1,633)	30,001	-	28,368
Loss from impairment of assets	99,348	-	741,401	1,095,903
Forgiveness of indebtedness as a result of litigation settlement	-	-	-	(50,000)
Non-cash interest expense	-	-	-	1,579,020
Amortization of discount on convertible promissory note	-	(863,049)	1,409,849	(863,049)
Value of Product Benefits Systems Corporation (“PBS”) warrant	5,707	-	-	5,707
Changes in assets and liabilities, net:
Receivables	28,166	(46,269)	103,978	(332,196)
Inventories	(1,751,633)	-	(253,207)	(2,106,410)
Prepaid expenses and other current assets	(240,330)	(437,114)	36,968	(719,264)
Other assets	18,199	(1,000)	25,158	(11,214)
Assets of discontinued operations	-	106,431	1,790,325	(229,060)
Accounts payable and accrued liabilities	764,464	383,746	185,040	1,637,939
Accrued registration rights penalties	-	-	98,649	98,649
Deferred revenues	46,250	50,000	10,000	106,250
Liabilities of discontinued operations	(87,411)	(131,431)	(1,749,026)	-
NET CASH USED IN OPERATING ACTIVITIES	(8,784,748)	(1,720,600)	(7,470,129)	(24,160,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(583,796)	(86,782)	(491,991)	(1,954,334)
Purchase of short-term investment	(728,000)	-	-	(728,000)
Investment in Product Benefits Systems Corporation	-	-	(15,737)	(15,737)
Cash advanced under note receivable	-	-	-	(202,000)
Other	-	-	-	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,311,796)	(86,782)	(507,728)	(2,915,071)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)
	For the year ended December 29, 2007	For the three months ended December 30, 2006	For the year ended September 30, 2006	For the period July 10, 2000 (inception) to December 29, 2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred Stock	-	4,000,000	-	4,000,000
Proceeds from issuance of Series B Preferred Stock	3,000,000	-	-	3,000,000
Proceeds from borrowings	-	1,200,000	4,067,250	5,365,162
Repayments of notes payable	-	-	(100,000)	(147,912)
Collections on note receivable from stockholder		-	-	3,000,000
Payment for stock issuance costs	(670,561)	(142,600)		(813,161)
Proceeds from the exercise of vested stock options	8,249	-	-	8,249
Proceeds from the issuance of Common Stock	6,069,598	-	2,472,500	15,160,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,407,286	5,057,400	6,439,750	29,573,113

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,689,258)	3,250,018	(1,538,107)	2,497,365

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,186,623	936,605	2,474,712	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,497,365	$4,186,623	$936,605	$2,497,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,895	$527	$7,184	$16,996
Income taxes paid	$-	$-	$-	$-

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$-	$818,200
Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$-	$-	$4,007,443
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$-	$2,969,000
Issuance of common stock in lieu of cash payment of registration penalties	$-	$-	$652,625	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000	$100,000
Warrants Issued to DFS Services, LLC	$535,302	$-	$-	$535,302
Conversion of Series A Preferred Stock to Common Stock	$1,508	$-	$-	$1,508
Dividends on Series A Convertible Stock Preferred Stock	$52,352	$1,000,000	$-	$1,052,352
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$5,327,934	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc., which was originally incorporated under the laws of the State of Florida on July 10, 2000) and those of its wholly-owned subsidiaries, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant)  (collectively the “Company,” “we, ” “us, ” “our”).  All significant intercompany accounts and balances have been eliminated in consolidation. Because we are continuing to raise funds, and because our revenues have been minimal, we are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

We began operations by developing a technology platform to enable us to sell stored value cards to the un-banked and under-banked market. Typically, this market is primarily comprised of “credit challenged” or “cash-based” consumers. Management identified that a major barrier to the acceptance and use of stored value cards was the inability to load additional funds on the card. To address this issue, we shifted our focus during 2003 toward enhancing our network to enable customers to load funds directly onto their stored value cards.

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

In addition to other items requiring stockholder approval, at a special stockholder's meeting held on November 15, 2006, our stockholders approved changing our fiscal year end to the Saturday closest to December 31 of each year.  The change to December from September was done primarily to align our fiscal year end with our clients. The change to Saturday was made to close our physical year concurrently with the close of a fiscal week. Our typical distributor agreement calls for cutting off a business week at 12 midnight on a Saturday.

In May 2005, through our subsidiary MBI Services Group, LLC, we commenced selling traditional wholesale telecommunications services and during the fiscal year of 2005, we launched prepaid phone cards in an effort to develop brand recognition within the credit challenged or cash-based consumer market. We originally made the decision to enter the prepaid phone card business in order to gain exposure with the targeted consumer group for our stored value cards.  The phone card operation struggled with low margins and unacceptable operating losses which were draining resources from our core stored value card business.  Additionally, we had re-directed our strategy on the retail sale of stored value cards by focusing on established prepaid card distributors who provide direct channels into large numbers of retail outlets for sale and loading of our stored value cards and making the continued offering of prepaid phone cards an unnecessary component of our sales strategy.  Accordingly, we made the decision to abandon this line of business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Income (loss) from discontinued operations” for each period presented.

During fiscal 2006, we added Western Union® and MoneyGram® to our load network and signed an agreement with DFS Services LLC to issue Discover® Network branded stored value cards (“SVCs”).

We currently operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards, and promotional/incentive cards; and (ii) the nFinanSe NetworkTM, which is a network of convenient load locations whereby we can offer our customers the ability to load additional cash on their reloadable SVCs.

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

We have obtained a United States Treasury, FinCen, Federal Money Services Business License, which is also required by some states.  In addition approximately 45 states have established laws or regulations requiring entities taking or loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  Although we offer our cards in conjunction with national banking institutions, on October 2, 2007 we created our wholly owned subsidiary nFinanSe Payments Inc. for the express purpose of acquiring these state licenses so that we can be in compliance with various state laws and regulations that govern the sale and loading of SVCs even though we do not believe that we are required to do so.

Revenue Recognition

We generate the following types of revenues:

•  Wholesale fees, which arise from sales and activation of our SVCs.
•  Transaction fees, which arise from the use and loading of cash for SVCs.
•  Maintenance fees, which arise from keeping the SVCs active on a monthly basis.
•  Interest revenue, which arises from earnings on overnight investing of card balances by our card issuing bank.
Our revenue recognition policy is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” or SAB 104, for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our wholesale fees and the face amount of gift cards and the load amount of the reloadable general spend cards vary by customer but are less than two weeks. Payroll card and reward card loads, and related fees on both, are usually paid in advance. Transaction fees and interest income  are paid to us around the 15th of the following month by the bank issuing the card.

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

Short-term Investments

Short-term investments are highly liquid investments with maturities between three months and one year.  The December 29, 2007 balance arises from a certificate of deposit that was pledged as collateral for bonds posted with certain states in connection with our state licensing efforts.  Alternate collateral was placed subsequent to year end (see Note L), and the certificate of deposit was restored to our cash in March 2008.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  At December 29, 2007, approximately $1,764,000 of the inventory balance relates to finished cards.

During the year ended September 30, 2006, primarily because of our decision to discontinue the prepaid phone card business, and because we determined various other inventories were defective, we recorded a provision for obsolescence of approximately $494,900.  In addition we recorded a provision for inventory damages and obsolescence of approximately $24,400 at December 29, 2007 for inventories on hand at our distributors.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern, that all long-lived assets are recoverable and that the resolution of certain litigation will not result in a significant loss (see Note E).  In addition, stock-based compensation expense represents a significant estimate concerning the future but unknown value of our common stock at some future date based on a formula used by most companies in making the value determination.  The markets for our products are characterized by intense price competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FAS 144, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the years ended December 29, 2007 and September 30, 2006, we determined that certain impairment losses were necessary and charged operations for approximately $99,000 and $741,000, respectively. The 2006 impairment charge (which reduced the carrying value of certain telecom property and equipment to its estimated fair value as determined by our management) resulted from our decision to discontinue our prepaid phone card business as discussed above, whereas the 2007 charges related to approximately $58,000 of leasehold improvements, fixtures and equipment written off when we abandoned our Bradenton location (see Note E) and approximately $41,000 of write-offs of certain deposits for dormant card programs. The 2007 impairment charges are included in general and administrative expenses in the accompanying 2007 statement of operations.  In accordance with FAS 144, the 2006 impairment loss has been included in the loss from discontinued operations in the accompanying consolidated statement of operations.  At December 29, 2007, we believe our remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $263,000, $5,400 and $138,000 during the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006, respectively, are expensed as incurred. The majority of advertising was related to promoting the sale of cards on our Internet site.

Research and Development

Research and development costs, which approximated $880,000, $220,000 and $642,000 during the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128, “Earnings per Share,” or FAS 128, and SEC Staff Accounting Bulletin No. 98, or SAB 98.  Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our convertible preferred stock by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

The following table lists the total of common stock and our common stock equivalents outstanding at December 29, 2007:

Description	Shares of common stock and common stock equivalents

Common stock outstanding	7,371,929
Series A Convertible Preferred Stock	7,820,484
Series B Convertible Preferred Stock	1,000,000
Stock options outstanding	2,403,696
Outstanding warrants	2,195,028

Total	20,791,137

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

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments,” consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist primarily of cash and cash equivalents, short term investment(s), accounts receivable, accounts payable and accrued liabilities.  The carrying values of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximate their respective fair values due to their short-term nature.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents. We frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.

Stock-Based Compensation

Prior to January 1, 2006, we used Financial Accounting Standard No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”)  to account for our stock based compensation arrangements.  This statement amended the disclosure provisions of  Financial Accounting Standard No. 123, “Accounting for Stock Based Compensation”,  (“FAS 23”) to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Through December 31, 2005, as permitted by FAS 123 and FAS 148, we used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements.

Effective January 1, 2006, we began applying Financial Accounting Standards No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees.  We elected to apply FAS 123(R) on a modified prospective method for awards existing at the date of adoption. This method requires us to record compensation expense as such awards continue to vest.  The effect of adopting this statement was to increase our net loss by approximately $1,996,600, $125,100 and $1,272,200 during the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006, respectively.

The following table summarizes stock based compensation charged to operations and discontinued operations.

Stock based compensation charged to:	For the year ended December 29, 2007	For the three months ended December 30, 2006	For the year ended September 30, 2006

Transaction and operating expenses	$2,210	$1,506	$7,545
Selling and marketing expenses	181,148	58,027	161,440
General and administrative expenses	1,813,237	65,523	991,835
Total stock based compensation included in loss from continuing operations	1,996,595	125,056	1,160,820

Stock based compensation charged to discontinued operations	-	-	111,443

Total stock based compensation	$1,996,595	$125,056	$1,272,263

Had our compensation expense for stock-based awards previously been determined based upon grant date fair values, our net loss and net loss per share amounts for the year ended September 30, 2006 would have increased to $15,291,255 and $4.33, respectively.

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

Dividends on Preferred Stock

Our Series A Convertible Preferred Stock accrues dividends of 5% per annum. Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its common stock. There are no dividend requirements on our Series B Convertible Preferred Stock.

In September 2007, dividends were paid on the voluntary conversion of 1,300,000 shares of Series A Preferred Stock into 1,300,000 shares of common stock, in the form of 12,865 shares of common stock and cash for fractional shares of $11. In December 2007, dividends were paid on an additional voluntary conversion of 207,450 shares of Series A Preferred Stock into 207,450 shares of common stock, in the form of 2,260 shares of common stock.  As of December 29, 2007, dividends owed but not declared on our Series A Convertible Preferred Stock were $393,167.  In January 2008, these dividends were declared and satisfied through the issuance of 104,252 shares of our common stock.

Reclassifications

Certain amounts in the September 30, 2006, December 30, 2006 and inception to date financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a significant effect on our financial statements.

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

In December 2007, the FASB issued Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on our financial statements.

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R broadens the guidance of FAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. FAS 141R applies prospectively to business combinations consummated in fiscal years beginning after December 15, 2008., and interim periods within those fiscal years. FAS 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This statement is not expected to have a significant effect on our financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  At March 28, 2008, we have cash of approximately $1.3 million, which amount is not expected to be adequate to meet our anticipated cash commitments in 2008. As a result we have:

•
Engaged investment bankers to assist us in raising up to $7 million in additional equity capital to fund our 2008 fiscal year operations (we have recently closed on approximately $1.7 million of this equity raise and such amount is included in cash as of March 28, 2008).  This additional equity requirement results from the additional time needed to make our major retail distribution contracts operational and reach critical mass of cards in the marketplace.

•
Engaged the aforementioned investment bankers to also assist us in sourcing short-term accounts receivable financing that we will need to fund the face amount of gift cards and the load amount of reloadable general spend cards prior to receiving the money from our distributors.

Although we reasonably believe that we will be successful in raising the required equity and debt capital we need to fund our operations and cash commitments, no assurance can be given that our beliefs will come to fruition.  Additionally, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

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

We believe that on December 28, 2006, we triggered the “change in control” provisions of the Internal Revenue Code limiting our $16.1 million operating loss carry forwards up to that date, to approximately $242,000 per year until such carryforwards expire. Assuming our additional net operating loss carry forwards incurred in fiscal 2007 are not disallowed by taxing authorities because of such change in control provisions, at December 29, 2007 we have total net operating loss carry forwards of approximately $12.8 million for income tax purposes (in addition to the reduction of operating loss carryforwards arising from the change in control,  our net operating loss carry forwards differ from our deficit primarily due to dividends paid on Series A Convertible Preferred Stock and the loss on derivative financial instruments and certain stock based compensation and impairment expenses that are considered to be permanent differences between book and tax reporting). These loss carry forwards expire in various years through the year ended December 29, 2027.  Components of our net current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at December 29, 2007:

Net current deferred income tax asset:
Accounts payable and accrued liabilities	$229,300
Deferred revenues (net of receivables)	35,500
Other	(15,700)
Subtotal	249,100
Less valuation allowance	(249,100)
Net current deferred income tax asset	$-

Non-current deferred income tax asset:
Intangibles	$12,700
Net operating loss carry forwards	4,810,200
Subtotal	4,822,900
Less valuation allowance	(4,822,900)

Non-current deferred income tax asset	$-

Our deferred income tax assets are not recorded in the accompanying consolidated balance sheet because we established valuation allowances to fully reserve them as their realization did not meet the required asset recognition standard established by FAS 109. The total valuation allowance decreased by approximately $1,166,000; such decrease occurred despite our significant loss in 2007 because our net operating loss carryforwards (and therefore the related valuation allowance) were reduced because of the aforementioned change in control provision.

  NOTE D - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at December 29, 2007:

Balances	Amounts

Furniture, fixtures and equipment	$819,732
Computer software	195,797
Leasehold improvements	190,038
1,205,567
Less accumulated depreciation and amortization	(446,306)

Property and equipment – net	$759,261

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at December 29, 2007:

Year ended	Amounts

2008	$441,000
2009	196,300
2010	200,600
2011	205,100
2012	156,300

Total	$1,199,300

In October 2007 we vacated our Bradenton, Florida lease premises which were formerly our offices.   Unless we are able to sublease the space, as of December 29, 2007, we remain liable for monthly rents of approximately $12,200  through the lease expiration on December 31, 2008.   We were also leasing an additional 10,000 square feet on the second floor of the same building, for which we paid a monthly rent of approximately $11,780 through October 2007 (at which time our lessor released us from future liability on such lease with minimal cost to us).  We made the decision to relocate to Tampa primarily because we believe that our new Tampa location will provide greater opportunity for us to hire both the technical and customer support staff we anticipate needing to implement our business model.

In December 2007, we evaluated the ability to recover the minimum future lease payments of $149,500 for our Bradenton location as well as leasehold improvements, fixtures and equipment having a net book value of approximately $58,000.  Our evaluation, taking into consideration the leasing market in Bradenton and our recent experience concerning the second floor of the Bradenton location, resulted in our recording a charge to operations of approximately $176,000 for the fair value of the net future lease rentals (i.e. the future minimum lease payments minus estimated sublease rentals we reasonably can expect to receive) and the carrying value of leasehold improvements, fixtures and equipment related to such facility.  This charge is included in general and administrative expenses in the accompanying 2007 statement of operations.  We did not incur any other significant costs as a result of our move to our new Tampa, Florida facility.

Rent expense included in loss from continuing operations for the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006 approximated $332,600, $71,700 and $274,000, respectively.

Employment Agreements

We are obligated under the following employment agreements:

●
The employment agreement with our Chief Executive Officer, Jerry R. Welch, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000 (raised to $275,000 in February 2008). The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Welch Option Shares”), which when using Black-Scholes resulted in an aggregate fair value of approximately $845,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. The grant was equal to 4.25% of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Welch Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

On  July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which when using Black-Scholes resulted in an aggregate fair value of approximately $619,000.  The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

●
The employment agreement with our Chief Financial Officer, Raymond Springer, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000 (raised to $200,000 in February 2008). Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Springer Option Shares”), which when using Black-Scholes resulted in an aggregate fair value of approximately $400,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. This grant was equal to 2.0% of the total of our outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such shares). The Springer Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which when using Black-Scholes resulted in an aggregate fair value of approximately $291,000.  The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

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
At December 29, 2007, the amounts owed to Mr. Wildes under this arrangement were completely satisfied and there was no remaining liability.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank, and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”) our card issuing banks and Metavante Corporation, our processor, that have initial expiration dates from June 2009 through October 2011.   Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante Corporation and FNB&T agreements also require a minimum payment of $5,000 per month.  During the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006, we made aggregate payments of approximately $117,800, $9,000 and $0, respectively to Metavante and no payments to FNB&T under these arrangements.

Pending or Threatened Litigation

On December 10, 2007, Bedlington Securities, Inc., a Bahamian corporation, filed suit against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging securities fraud in connection with stock it purportedly purchased between August 2004 and November 2006.  Bedlington Securities, Inc. claims damages in excess of $50,000 and seeks a judgment for general and special damages to be determined at the time of trial, punitive damages, reasonable attorney fees and costs of suit and such other further relief as the court may deem just.  The Company believes that Bedlington Securities, Inc.'s claim is without merit and intends to defend the suit.  The litigation is currently in the discovery stage and accordingly the ultimate resolution of this matter cannot be determined at this time.  As such, no effect has been given to any loss that might result from the resolution of this matter in the accompanying consolidated financial statements.

We may also become involved in certain other litigation from time to time in the ordinary course of business, however at December 29, 2007, no such litigation exists or is threatened.

Purchase Commitments

As of December 29, 2007, we had non-cancelable purchase commitments for card inventory, including plastic, collateral material and fees, totaling approximately $1,000,000; substantially all of which is expected to be paid by mid 2008. This amount includes approximately $670,000 that is recorded in accounts payable and accrued inventory liability on the balance sheet as of December 29, 2007.

NOTE F - STOCK OPTIONS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combines the 709,850 shares that were issued and outstanding under the 2004 Stock Option Plan with the 2.3 million shares available for issuance under the 2007 Plan. As of December 29, 2007, we had 2,403,696   total options outstanding, consisting of 2,329,888 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2017.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 29, 2007 and September 2006 (there were no options issued in the three month period ended December 30, 2006):

	Year ended	Year ended
	December 29, 2007	September 30, 2006
Expected Term in years	5	2 and 5
Expected stock price volatility	71% - 169%	77% – 207%
Risk free interest rate	4.06% - 5.03%	4.18% - 5.30%
Dividend yield	0%	0%

The following table describes our stock option activity during the year ended December 29, 2007, the three months ended December 30, 2006 and the year ended September 30, 2006:

	Number of Options	Weighted average exercise Price per share (price at date of grant)

Outstanding at September 30, 2005	638,583	$8.44
Granted	212,875	$10.40
Exercised	(10,000)	$4.00
Cancelled	(112,859)	$8.58
Outstanding at September 30, 2006	728,599	$7.78
Granted	-	$-
Cancelled	(16,166)	$2.77
Outstanding at December 30, 2006	712,433	$7.89
Granted	1,820,865	$2.25
Exercised	(4,667)	$1.77
Cancelled	(124,935)	$8.37

Outstanding at December 29, 2007	2,403,696	$3.59

Options granted at or above market value during the year December 29, 2007	1,820,865

The following table summarizes information regarding options that are outstanding at December 29, 2007:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$1.50	1,167,402	9.0	$1.50	506,492	$1.50
$3.20-$7.00	1,001,938	5.3	$3.88	561,491	$3.80
$8.00-$13.80	180,606	3.5	$10.50	177,857	$10.50
$15.60-$32.00	53,750	2.4	$20.34	53,750	$20.34
	2,403,696	6.9	$3.59	1,299,590	$4.51

The weighted average grant-date fair value of options granted during the years ended December 29, 2007 and September 30, 2006 was approximately $3.8 million and $1.6 million, respectively.  The total fair value of shares vested during the year ended December 29, 2007 was approximately, $2.0 million. We estimate the aggregate stock-based compensation attributable to unvested options to be approximately $1,990,000, which amount is expected to be realized over a period of approximately three years.

Common shares required to be issued upon the exercise of stock options and warrants would be issued from our authorized and unissued shares.

In addition to the options issued under the employment agreements discussed at Note E, the 2007 and 2006 grants above include the following options issued to officers and non-employee directors:

•
232,500 stock options to six officers on January 18, 2007 at an exercise price of $1.50 per share.  Using the Black-Scholes option valuation model an aggregate fair value of approximately $326,100 is expected to be recognized as stock based compensation over the vesting period of the options.  The options vest one third at the one year anniversary and then ratably for the following 24 months.

•
220,000 stock options to eight officers at various times during 2007 at exercise prices ranging from $3.05 to $4.80 per share.  Using the Black-Scholes option valuation model an aggregate fair value of approximately $748,600 is expected to be recognized as stock based compensation over the vesting period of the options   The options vest one third at the one year anniversary and then ratably for the following 24 months.

•
70,000 options to the non-employee members of our Board of Directors at an exercise price of $4.50 per share. The options, which were 100% vested on the date of grant, had a fair value of approximately $298,000.  This amount has been charged to operations during the year ended December 29, 2007.

•
20,000 options to the non-employee members of our Board of Directors in January 2006 and April 2006 at exercise prices of $8.40 and $8.00 per share, respectively. The options, which were 100% vested on the date of grant, had a fair value of approximately $98,400. This amount was charged to operations during the year ended September 30, 2006.

•
22,500 options to two officers in October 2005 and July 2006 at exercise prices of $13.60 and $8.20 per share, respectively.  Using the Black-Scholes option valuation model, an aggregate fair value of approximately $173,500 is being recognized as stock based compensation over the vesting periods of the options.   One third of the options vested after 90 days from grant, one third at the one year anniversary and the final one third are to be vested on the two year anniversary.

Finally, on January 24, 2008, the Company’s Board of Directors awarded the following stock options:

•
Mr. Welch was awarded 95,000 stock options and Mr. Springer was awarded 45,000 stock options at an exercise price of $4.00 per share. Using the Black-Scholes option valuation model an aggregate fair value of approximately $344,400 is expected to be recognized over the vesting periods of the options.  The first seventeen installments vested on January 28, 2008 and accordingly at that time 17/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

•
A total of 155,000 stock options were awarded to eight officers at an exercise price of $4.00 per share.  Using the Black-Scholes option valuation model an aggregate fair value of approximately $381,300 is expected to be recognized as stock based compensation over the vesting periods of the options.  The options for the eight officers vest one third at the one year anniversary and then ratably for the following 24 months.

NOTE G – OTHER STOCK-BASED COMPENSATION

In addition to stock based compensation and consulting arising from the issuance of options, we incurred other significant stock based consulting expenses as follows during the years ended December 29, 2007 and September 30, 2006 (no other stock based compensation and consulting was applicable during the three months ended December 30, 2006):

2007

We issued 200,000 warrants to DFS Services LLC on November 12, 2007, which allow such entity to purchase a like number of shares of our common stock at an exercise price of $3.00 per share.  The warrants expire on November 12, 2010.  The fair value of the warrants was calculated as $535,300 and classified as equity.  The value of the DFS Services LLC warrants is being charged to operations over the next 18 months, $107 was recognized in 2007.  The balances in prepaid and other current assets and other non-current assets for the year ended December 31, 2007, representing the unamortized amounts, were $232,115 and $303,080, respectively.

2006

We issued 107,500 shares of our restricted common stock to consultants; 48,750 of which were subsequently forfeited.  The shares were fully vested as of September 30, 2006. Consulting expense of approximately $453,000 (which amount represented the fair value of these shares) was charged to operations in fiscal 2006.

In addition, we issued 60,000 warrants to a consulting entity, which allow such entity to purchase a like number of shares of our common stock for $5.00 per share.  Subsequently, approximately 22,500 of these warrants were forfeited when we canceled the agreement.  The warrants expire at various times in 2011.  We charged operations for the fair value of these warrants (approximately $226,700) in fiscal 2006.

NOTE H - SETTLEMENT OF LITIGATION

At September 30, 2005, we were involved in litigation with a former employee. There were many issues between the parties, including the former employee's claim of damages in excess of $6,000,000. The former employee also made a claim outside of the litigation that he was entitled to pre-merger shares valued at approximately $5,200,000.  We paid cash of $75,000 to settle this litigation in 2006.

At September 30, 2006 we were involved in litigation with MTEL Communications and Miguel Vasquez, its founder. The dispute involved an agreement to purchase assets and a consulting agreement, both related to our discontinued telecom operations. On November 22, 2006, the parties agreed to settle all matters and we agreed to return certain discontinued telecom operations assets which had a carrying value of $100,000 (after the impairment loss discussed at Note A). The value of this settlement was included in the income (loss) from discontinued operations in the September 30, 2006 statement of operations.

NOTE I – PRIVATE PLACEMENTS OF COMMON STOCK WITH REGISTRATION RIGHTS

During the year ended September 30, 2005, we completed two private placements of our common stock as follows:

●	In December 2004, we completed a private placement of 356,250 of shares of our common stock to certain accredited investors for $1,425,000.

●
In July 2005, we completed the private placement of 618,125 shares of our common stock to certain accredited investors for $4,945,000 in an offering, agreed to on June 17, 2005. The purchasers also received a warrant exercisable for two years to purchase one share of common stock for $12.00 per share for each share of common stock purchased.  This price was subsequently decreased to $4.00 per share. All such warrants were exercised prior to September 30, 2006.

We agreed to register the shares and the shares underlying the warrants, and also agreed to pay certain penalties if we failed to timely perform or provide for the registration of these shares and warrants. Because we were not successful in registering the shares in the agreed upon time frame, we incurred cumulative penalties of $652,625 through September 30, 2006.

These penalties were settled as follows:

●
In March 2006, we issued 39,531 unregistered shares of our common stock in settlement of $158,125 in accrued penalties for the common stock sold by us in December 2004. The agreement to issue these shares stipulated that penalties related to this issuance of stock ceased on February 17, 2006.

●
In March 2006, we issued 61,814 unregistered shares of our common stock in settlement of $494,500 in accrued penalties for the common stock sold by us in June 2005. The agreement to issue these shares stipulated that penalties related to this issuance of stock continued to accrue until such time that the shares and warrants were registered, which registration became effective in June 2006.

The agreements required us to maintain the effectiveness of the registration statement until two years after the shares were originally sold to the investors, at which point the shares could be freely sold by them without registration.  As of September 30, 2006, we had accrued approximately $203,700 of such penalties based on an estimate of the weighted probability of our failure to maintain effectiveness.  However, as of December 30, 2006, in accordance with SFAS 5, we determined that such liability was no longer needed;  consequently it was reversed and reflected as an increase in additional paid in capital on such date.
NOTE J – CONVERTIBLE PROMISSORY NOTES, CONVERTIBLE PREFERRED STOCK AND EXCHANGE TRANSACTIONS

Interim Financing
During the third quarter of fiscal 2006, we issued $1,150,000 of 9.0% Convertible Promissory Notes, plus warrants to purchase 213,450 shares of our common stock, that was intended as interim financing (the “Interim Financing”).

We evaluated the terms of the convertible promissory notes and warrants issued in connection with the Interim Financing and concluded that equity classification was not afforded the warrants and certain derivative features embedded in the convertible promissory notes. In these instances we are required to carry the financial instruments at fair values on our balance sheet and record fair value adjustments in our statement of operations. Accordingly, we allocated proceeds from the Interim Financing to the detachable warrants and to a compound derivative embedded in the convertible promissory notes in the amounts of $1,333,836 and $274,400, respectively, based upon the fair values of these financial instruments. This allocation resulted in a day-one loss amounting to $458,236 because the aggregate fair values of the derivative financial instruments of $1,608,236 exceeded the gross proceeds received from the financing of $1,150,000.  As a result, the convertible promissory notes were originally recorded at zero and the discount from the face amount of the convertible promissory notes was amortized to operations through periodic charges to interest expense using the effective interest method. Amortization of this debt discount associated with the Interim Financing amounted to $1,085,340 during the period from transaction inception until the exchange transaction described below.

Additional Financing

On August 11, 2006, we issued additional debt financing in the form of 9.0% Senior Secured Convertible Promissory Notes with a face value of $2,900,000, plus warrants to purchase 580,000 shares of our common stock  (the “Additional Financing”).  Also $1,050,000 of Interim Financing plus accrued interest of $17,250 were converted into the new financing for a total face value of $3,967,250.  The remainder of the Interim Financing of $100,000 was repaid.

We evaluated the terms of the Senior Secured Convertible Promissory Notes and warrants issued in connection with the Additional Financing and concluded that equity classification was not afforded the warrants and certain derivative features embedded in the convertible promissory note. We also evaluated the exchange of the Interim Financing debt instruments issued in the Additional Financing and concluded that the Interim Financing balances required extinguishment. Accordingly, we allocated proceeds from Additional Financing to the detachable warrants and a compound derivative embedded in the promissory notes in the amounts of $3,207,860 and $1,270,400, respectively, based upon the fair values of these financial instruments. Because the aggregate fair values of these derivative instrument liabilities of $4,478,260 exceeded the gross proceeds of $2,900,000, we recognized a day-one loss amounting to $1,578,260.

We also evaluated the exchange of the Interim Financing debt instruments issued in the Additional Financing and concluded that the Interim Financing balances required extinguishment. We recognized fair values for the new convertible debt, derivative warrants and a compound derivative embedded in the new note of $1,106,699, $1,238,864 and $512,280, respectively.  Because the aggregate fair values of these instruments of $2,857,843 exceeded the carrying values of the Interim Financing notes and warrants that were exchanged, as well as the compound embedded derivative, we recognized an extinguishment loss of $482,814. The resulting discount from the face value of the Notes was amortized to operations through periodic charges to interest expense using the effective interest method until the date of their conversion to preferred stock in December 2006. Amortization of debt discount associated with the Additional Financing amounted to $348,398 during the period from inception until the exchange transaction described below.

Exchange Transaction
On September 29, 2006, we entered into an exchange agreement with the note holders whereby all the outstanding convertible promissory notes and warrants discussed above were exchanged for new 9.0% Senior Secured Convertible Promissory Notes (the “Convertible Notes”) with a face value of $3,967,250 and certain Additional Investment Rights (“AIR”) to purchase an additional $1,000,000 face value of Convertible Notes with the same terms and conditions as discussed below (the “Exchange Transaction”).  On November 8, 2006, the investors exercised their right to purchase the additional Convertible Notes for their face amount of $1,000,000.

We entered into the Exchange Transaction in order to establish a fixed conversion price for the Convertible Notes, remove the anti-dilution provisions of the Convertible Notes and to eliminate the warrants that previously existed.  Because the Convertible Notes were convertible into a fixed number of shares of our common stock, they were afforded the “Conventional Convertible Debt” exemption in EITF Issue 00-19 and, accordingly, the embedded conversion option was not required to be bifurcated and accounted for at fair value as a derivative instrument liability.

Although the Exchange Transaction was affected with existing debt holders and similar face values and interest rates were present, we determined that other material changes to the financial instruments resulted in an extinguishment of the Additional and Interim Financing instruments. Accordingly, we recorded the “newly issued” Convertible Notes and AIR at their fair values, which was estimated to be $6,614,583 and $600,000, respectively, and which resulted in an extinguishment loss of $4,655,003.

On December 21, 2006, we issued an additional $200,000 in Convertible Notes to an existing holder of the Convertible Notes.

Series A Convertible Preferred Stock
On December 28, 2006, we completed the exchange of all outstanding Convertible Notes and all accrued but unpaid interest thereon, in the aggregate face amount of $5,327,934 ($5,167,250 principal plus $160,684 of interest), into 5,327,934 shares of our Series A Convertible Preferred Stock (or Series A Preferred Stock). Pursuant to the terms of the exchange, all of these notes were surrendered and cancelled as consideration for the shares of Series A Preferred Stock.

Further, in a private placement occurring concurrently with the exchange, we sold an additional 4,000,000 shares of our Series A Preferred Stock for aggregate gross proceeds of $4,000,000 to certain accredited investors, including investors who had been holders of the senior secured convertible promissory notes. Because the market price of the underlying common stock was $1.25, we increased our deficit for a  beneficial conversion feature of $1,000,000 (as a preferred stock dividend) in connection with this sale.

On December 27, 2006, we filed with the Secretary of State of the State of Nevada a Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock, or the Series A Certificate, which sets forth the rights and preferences of the Series A Preferred Stock. The Series A Certificate was filed pursuant to Section 78.1955 of the Nevada Revised Statutes and was effective as of December 27, 2006.

Pursuant to the Series A Certificate, dividends on the Series A Preferred Stock shall accrue and shall be cumulative from the date of issuance of the shares of Series A Preferred Stock, whether or not earned or declared by the Board. Until paid, the right to receive dividends on the Series A Preferred Stock shall accumulate, and shall be payable semiannually at our option either in cash or in shares of common stock, on June 30 and December 31 of each year, commencing on June 30, 2007, at a dividend rate on each share of Series A Preferred Stock of 5%. The holders of the Series A Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of holders of common stock and shall be entitled to notice of any stockholders meeting in accordance with our Bylaws, as amended, and shall be entitled to vote, with respect to any question upon which holders of common stock are entitled to vote, including, without limitation, for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series A Preferred Stock shall be entitled to vote on an as-converted basis. In addition, as long as at least 33% of the shares of Series A Preferred Stock issued remain outstanding, the holders of at least a majority of the outstanding Series A Preferred Stock, voting as a separate class, shall be entitled to designate and elect one member of the Board.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, or a Liquidation, before any distribution of our assets shall be made to or set apart for the holders of the common stock or any other class of preferred stock, the holders of Series A Preferred Stock shall be entitled to receive payment out of such assets in an amount equal to the greater of (i) $1.00 per share of Series A Preferred Stock, plus any accumulated but unpaid dividends (whether or not earned or declared) on the Series A Preferred Stock, and (ii) the amount such holder would have received if such holder had converted its shares of Series A Preferred Stock to common stock, subject to but immediately prior to such Liquidation. If our assets available for distribution to the holders of Series A Preferred Stock shall not be sufficient to make in full the payment herein required, such assets shall be distributed prorata among the holders of Series A Preferred Stock based on the aggregate liquidation preferences of the shares of Series A Preferred Stock held by each such holder.

As long as at least 33% of the shares of Series A Preferred Stock remain outstanding, the consent of the holders of at least 50% of the shares of Series A Preferred Stock at the time outstanding shall be necessary for effecting (i) any amendment, alteration or repeal of any of the provisions of the Series A Certificate in a manner that will adversely affect the rights of the holders of the Series A Preferred Stock; (ii) the authorization or creation by us of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action that would result in another series of preferred stock), in each case, ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the Series A Preferred Stock in any manner; and (iii) our entrance into any indebtedness in an amount greater than $1,000,000. These listed actions by us will no longer require a vote of the holders of Series A Preferred Stock at such time as we first earn an annual EBITDA (earnings before interest, tax, depreciation and amortization) of at least $10,000,000 over any trailing 12-month period and Stockholder’s Equity as recorded on our balance sheet first becomes at least $15,000,000.

Shares of the Series A Preferred Stock are convertible at any time into shares of common stock at the initial conversion price of $1.00 per share, which conversion price is subject to customary adjustments related to stock dividends, subdivisions and combinations. In addition, if 10% or less of the aggregate shares of Series A Preferred Stock remain outstanding, or in the event of a sale, transfer or other disposition of all or substantially all of our property assets or business to another corporation, in which the aggregate proceeds to the holders of the Series A Preferred Stock would be greater on an as-converted basis, all remaining outstanding shares of Series A Preferred Stock mandatorily convert into common stock.

Emerging Growth Equities, Ltd. acted as placement agent for the December 27, 2006 transaction and received a fee equal to $117,600 and a warrant to purchase 320,000 shares of common stock, exercisable at $1.10 per share and expiring on December 28, 2011.  Robert A. Berlacher, who served on the Company’s Board of Directors from March 1, 2007 through October 25, 2007, is a co-founder and director of EGE Holdings, Ltd., a holding company with a 100% ownership interest in Emerging Growth Equities, Ltd.  Mr. Berlacher received no compensation from EGE Holdings, Ltd. or Emerging Growth Equities, Ltd. related to the Company’s sale of the Series A Preferred Stock.

Series B Convertible Preferred Stock

The Company entered into securities purchase agreements, dated as of June 29, 2007, with several institutional and accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of (i) 1,000,000 shares of its Series B Convertible Preferred Stock, $0.001 par value per share ( or Series B Preferred Stock), (ii) 2,023,199 shares of its common stock and (iii) warrants to purchase 1,511,600 shares of common stock, for an aggregate purchase price of $9,069,597.

Pursuant to the Series B Preferred Stock Certificate of Designation, the holders of the Series B Preferred Stock  have full voting rights and powers equal to the voting rights and powers of holders of common stock and are entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company, as amended, and are entitled to vote, with respect to any question upon which holders of common stock are entitled to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series B Preferred Stock are entitled to vote on an as-converted basis.

In addition, as long as at least 33% of the shares of Series B Preferred Stock remain outstanding, the holders of at least a majority of the outstanding Series B Preferred Stock, (provided at least two holders of the shares of Series B Preferred Stock at the time outstanding agree in such requisite vote), voting as a separate class, shall be necessary for effecting, whether by merger, consolidation or otherwise (i) any amendment, alteration or repeal of any of the provisions of the Certificate of Designation in a manner that will adversely affect the rights of the holders of the Series B Preferred Stock; provided however, that no such consent shall be required for the Company to amend the Company’s Articles of Incorporation to increase the Company's shares of common stock or undesignated preferred stock; and (ii) the authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference or redemption rights, pari passu with or senior to, the Series B Preferred Stock in any manner; provided, however, that no such consent shall be required for the Company to amend the Company’s Articles of Incorporation to increase the Company's shares of common stock or undesignated Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation”), after any distribution of assets of the Company to the holders of then outstanding shares of the Company’s Series A Preferred Stock, but before any distribution of assets of the Company shall be made to or set apart for the holders of the common stock or any other class of preferred stock, the holders of Series B Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to the greater of (i) $3.00 per share of Series B Preferred Stock, and (ii) the amount such holder would have received if such holder had converted its shares of Series B Preferred Stock to common stock, subject to but immediately prior to such Liquidation. If the assets of the Company available for distribution to the holders of Series B Preferred Stock shall not be sufficient to make in full the payment herein required, such assets shall be distributed pro-rata among the holders of Series B Preferred Stock based on the aggregate liquidation preferences of the shares of Series B Preferred Stock held by each such holder.

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

NOTE K – OUTSTANDING WARRANTS

At December 29, 2007, we have the following outstanding warrants which allow the holders to acquire a like number of shares of our common stock:

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Securities Purchase Agreements dtd June 29, 2007	1,511,600	$5.00	June 29, 2012

Partial compensation for our placement agent in connection with the Securities Purchase Agreement dtd June 29, 2007	120,928	$3.30	June 29, 2012

DFS Services LLC warrants dated November 12, 2007	200,000	$3.00	November 12, 2010

Consulting services agreement	37,500	$5.00	Various dates through 2011

Cooperation Agreement on November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price	2,195,028	$4.15

NOTE L –SUBSEQUENT EVENTS

On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million. The collateral, which was in the form of a one year letter of credit from a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter and Bruce E. Terker in addition to the Company. In this case, approximately $1 million of the collateral for the letter of credit was arranged by Mr. Porter, one of our major stockholders, and the remaining collateral for the letter of credit was provided by Mr. Terker, a current member of our Board of Directors, who is also a major stockholder. In connection with this accommodation, the company and Messrs. Porter and Terker entered into a Guaranty and Indemnification Agreement. In one instance, Mr. Terker, who put up the $1 million of collateral, agreed to a compensation of 2% per quarter paid in arrears in cash. In the other instance, Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Company’s common stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year. The Agreement can be cancelled by the Company in certain circumstances in 30 days.  After one year, it is expected that the Company will have the ability to fund the collateral requirement, if any, without the assistance of the guarantors.

In February 2008, we completed the registration process for up to 2,195,028 shares of common stock issuable upon exercise of outstanding warrants on Form S-1.  This registration will permit certain warrant holders to exercise their warrants and immediately sell registered common stock if they so choose.  We paid all costs, expenses and fees in connection with the registration of these shares.  If all of these warrants were exercised, we would receive approximately $9,100,000.

On March 21, 2008, the Company entered into a securities purchase agreement with Bruce E. Terker, a current member of our Board of Directors, pursuant to which the Company sold to Mr. Terker 200,000 shares of common stock and a warrant to purchase 100,000 shares of common stock, exercisable at $3.25 per share and expiring on March 21, 2011, for an aggregate purchase price of $500,000.

As of March 28, 2008, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which the Company sold (i) 490,000 shares of common stock at $2.50 per share, and (ii) warrants to purchase 245,000 shares of common stock, exercisable at $3.25 per share and expiring on March 28, 2011, for an aggregate purchase price of approximately $1.2 million.

NOTE M –OTHER RELATED PARTY TRANSACTIONS

At December 29, 2007, accounts payable and accrued personnel costs include approximately $31,000 owed to various officers for accrued vacation and $38,000 owed to our directors.

End of Financial Statements.