Form 10-Q
period 2008-03-29
nFinanSe Inc.
filed 2008-05-13
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,616,454 shares of common stock, $0.001 par value, outstanding as of May 8, 2008

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	3

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 29, 2008 (unaudited) and December 29, 2007 (audited)	4
Consolidated Statements of Operations (unaudited) for the three months ended March 29, 2008 and March 31, 2007, and for the period July 10, 2000 (inception) to March 29, 2008	5
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 29, 2008 and March 31, 2007, and for the period July 10, 2000 (inception) to March 29, 2008	6
Notes to Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4. Controls and Procedures.	29
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	29
Item 1A. Risk Factors.	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3. Defaults Upon Senior Securities.	32
Item 4. Submission of Matters to a Vote of Security Holders.	32
Item 5. Other Information.	32
Item 6. Exhibits.	33

SIGNATURES

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
•
other risks and uncertainties discussed in greater detail in this quarterly report and our Annual Report on Form 10-KSB for the year ended December 29, 2007, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis or Plan of Operation.”

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

As used in this quarterly report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. and subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS
	March 29,	December 29,
	2008 (unaudited)	2007 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,313,148	$2,497,365
Short term investment	-	728,000
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	7,129	10,957
Other	10,056	19,027
Prepaid expenses and other current assets (including prepaid marketing costs of approximately $822,000 and $312,000, respectively)	1,530,884	705,608
Inventories (net of inventory reserves of $53,400 and $24,500, respectively)	2,287,768	1,942,206
Total current assets	5,148,985	5,903,163

PROPERTY AND EQUIPMENT (net of accumulated depreciation of $521,627 and $446,306, respectively)	735,692	759,261

OTHER ASSETS	205,948	338,160

TOTAL	$6,090,625	$7,000,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$860,843	$139,635
Accrued personnel costs	105,010	130,804
Accrued inventory liability	-	593,431
Accrued lease and contractual obligations	193,346	220,809
Deferred revenues	87,500	106,250
Derivative liability	101,016	-
Other accrued liabilities	540,711	371,298
Total current liabilities	1,888,426	1,562,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 8,600,484 and 8,820,484 outstanding on March 29, 2008 and December 27, 2007, respectively, as follows:
Series A Convertible Preferred Stock – 9,327,934 shares authorized; 7,600,484 and 7,820,484 shares issued and outstanding with liquidation values of $7,694,189 and $8,213,651 (including undeclared accumulated dividends in arrears of $93,705 and $393,167) as of March 29, 2008 and December 29, 2007, respectively	7,600	7,820
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at March 29, 2008 and December 29, 2007	1,000	1,000
Common stock - $0.001 par value: 200,000,000 shares authorized; 8,386,454 and 7,371,929 shares issued and outstanding as of March 29, 2008 and December 29, 2007, respectively	8,386	7,372
Additional paid-in capital	44,543,600	42,002,195
Deficit accumulated during the development stage	(40,358,387)	(36,580,030)
Total stockholders’ equity	4,202,199	5,438,357

TOTAL	$6,090,625	$7,000,584

See notes to consolidated financial statements.

FinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended March 29, 2008	For the three months ended March 31, 2007	For the period July 10, 2000 (inception) to March 29, 2008

REVENUES	$8,647	$1,769	$1,214,815

OPERATING EXPENSES
Transaction and operating expenses	453,306	200,440	3,041,940
Selling and marketing expenses	915,036	529,903	5,271,667
General and administrative expenses	2,022,925	1,945,108	24,369,142
Total operating expenses	3,391,267	2,675,451	32,682,749

Loss before other income (expense)	(3,382,620)	(2,673,682)	(31,467,934)

Other income (expense):
Interest expense	(416)	-	(1,688,680)
Interest income	997	23,441	1,141,237
Gain on derivative instruments	-	-	1,845,262
Loss on debt extinguishment	-	-	(4,685,518)
Registration rights penalties	-	-	(98,649)
Other income (expense)	-	33,326	(93,856)
Total other income (expense)	581	56,767	(3,580,204)

Loss from continuing operations	(3,382,039)	(2,616,915)	(35,048,138)

Income (loss) from discontinued operations	-	4,940	(3,861,579)

Net loss	(3,382,039)	(2,611,975)	(38,909,717)
Dividends paid on Series A Convertible Preferred Stock	(3,151)	-	(1,448,670)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(93,705)	(121,390)	(93,705)
Net loss attributable to common stockholders	$(3,478,895)	$(2,733,365)	$(40,452,092)
Net loss per share - basic and diluted:
Continuing operations	$(0.46)	$(0.72)
Discontinued operations	$-	$-
Total net loss per share	$(0.46)	$(0.72)
Weighted average number of shares outstanding	7,544,153	3,821,487

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 29, 2008	For the three months ended March 31, 2007	For the period July 10, 2000 (inception) to March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,382,039)	$(2,611,975)	$(38,909,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,416	57,626	1,040,649
Provision for inventory obsolescence	28,971	4,607	547,827
Provision for bad debts	-	-	462,009
Amortization of intangible assets	-	-	15,485
Stock based compensation and consulting	600,015	730,082	6,774,381
Purchased in process research and development	-	-	153,190
Gain on derivative instruments	-	-	(1,845,262)
Losses on debt extinguishments	-	-	4,685,518
Loss (gain) on disposal of assets	-	(1,633)	28,368
Loss from impairment of assets	-	30,982	1,095,903
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	-	-	1,579,020
Amortization of premium on convertible promissory note	-	-	(863,049)
Value/expense of third party warrants	86	-	5,793
Changes in assets and liabilities, net:
Receivables	15,303	43,426	(316,930)
Prepaid expenses and other current assets	(684,748)	247,907	(1,404,012)
Inventories	(374,534)	(368,785)	(2,480,944)
Other assets	(8,400)	(7,871)	(19,614)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	243,813	20,220	1,881,752
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(18,750)	-	87,500
Liabilities of discontinued operations	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(3,501,867)	(1,855,414)	(27,662,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(54,847)	(20,825)	(2,009,181)
Early redemption of short-term investment	725,497	-	(2,503)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	670,650	(20,825)	(2,244,421)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 29, 2008	For the three months ended March 31, 2007	For the period July 10, 2000 (inception) to March 29, 2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Preferred Stock	-	-	3,000,000
Proceeds from borrowings	-	-	5,365,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder		-	3,000,000
Payments for stock issuance costs	(78,000)	(5,622)	(891,161)
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	1,725,000	-	16,885,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,647,000	(5,622)	31,220,113

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,184,217)	(1,881,861)	1,313,148

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,497,365	4,186,623	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,313,148	$2,304,762	$1,313,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$416	$-	$17,412
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of common stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants Issued to DFS Services, LLC	$(86)	$-	$535,216
Reclassification of long-lived assets to prepaid expenses and other current assets	$140,613		140,613
Conversion of Series A Preferred Stock to Common Stock	$220	$-	$1,728
Dividends on Series A Convertible Stock Preferred Stock	$395,309	$-	$1,448,670
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Background

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc.) and those of its wholly-owned subsidiaries, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant) (collectively, the “Company,” “we, ” “us, ” or “our”).  All significant inter-company balances and transactions have been eliminated.  We made the decision to abandon MBI Services Group, LLC’s pre-paid telephone card business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Income (loss) from discontinued operations” for each period presented.  Because we are continuing to raise funds, and because our revenues have been minimal, we are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

nFinanSe Inc. is a program manager and marketer of stored value cards, or SVCs, for a wide variety of markets. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

We operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards and promotional/incentive cards; and (ii) the nFinanSe Network™, which is a network of load locations for prepaid stored value cards.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data and the inception to date data to the Company’s current financial statements. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at March 29, 2008, and December 29, 2007, and its results of operations and cash flows for the three months ended March 29, 2008, and March 31, 2007. Operating results for the three months ended March 29, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 29, 2007.

Revenue Recognition

We generate the following types of revenues:

•	Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe NetworkTM is used to reload a card.
•	Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, which arise when a card with a cash balance is charged for monthly maintenance.
•	Interest revenue, which arises from earnings on overnight investing of card balances by our card issuing bank.

Our revenue recognition policy is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” or SAB 104, for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.  Certain inactive card transactional costs are recognized as incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our wholesale fees and the face amount of gift cards and the load amount of the reloadable general spend cards vary by customer but are less than two weeks. Payroll card and reward card loads, and related fees on both, are usually paid in advance. Transaction fees and interest income are paid to us around the 15th of the following month by the bank issuing the card.  Maintenance fees are debited against active cards with balances  monthly in arrears each month from the date of activation.

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

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  At March 29, 2008, approximately $2,317,000 of the inventory balance relates to finished cards.

We have reserves for inventory damages and obsolescence of approximately $53,400 and $24,500 at March 29, 2008 and December 29, 2007, respectively, for inventories on hand at our distributors.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will  be able to raise and generate sufficient cash to continue as a going concern, (2) all long-lived assets are recoverable and (3) the resolution of certain litigation will not result in a significant loss.  In addition, stock-based compensation expense represents a significant estimate concerning the future but unknown value of our common stock at some future date based on a formula used by most companies in making the value determination.  The markets for our products are characterized by intense price competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or FAS 144, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the three months ended March 31, 2007, we determined that certain deposits for dormant card programs were impaired and charged operations for approximately $31,000. The write off is included in general and administrative expenses in the accompanying statement of operations.  At March 29, 2008, we did not record any impairment charges and we believe our remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $121,000 and $25,000 during the three months ended March 29, 2008 and the three months ended March 31, 2007, respectively, are expensed as incurred. The majority of advertising for the three month period ended March 29, 2008 was related to national trade print advertising for our gift, general spend and payroll SVC products, while the majority of advertising for the three months ended March 31, 2007 was related to promoting the sale of SVCs on our Internet site.  At March 29, 2008, we had approximately $822,000 in prepaid marketing of which $312,700 was attributable to prepaid national trade print advertising.

Research and Development

Research and development costs, which approximated $287,000 and $225,000 during the three months ended March 29, 2008, and the three months ended March 31, 2007, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

The following table lists the total of common stock and our common stock equivalents outstanding at March 29, 2008:

Description	Shares of common stock and common stock equivalents

Common stock outstanding	8,386,454
Series A Convertible Preferred Stock outstanding	7,600,484
Series B Convertible Preferred Stock outstanding	1,000,000
Stock options outstanding	2,745,122
Warrants outstanding	2,540,028

Total	22,272,088

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

Stock-Based Compensation

Effective January 1, 2006, we began applying Financial Accounting Standards No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees.  We elected to apply FAS 123(R) on a modified prospective method for awards existing at the date of adoption. This method requires us to begin recording compensation expense for the remaining period of time as such awards continued to vest.  The effect of adopting this statement was to increase our net loss by approximately $600,000 and $730,100 during the three month periods ended March 29, 2008 and March 31, 2007, respectively.

The following table summarizes stock based compensation charged to operations and discontinued operations.

Stock based compensation charged to:	For the three months ended March 29, 2008	For the three months ended March 31, 2007

Transaction and operating expenses	$243	$461
Selling and marketing expenses	62,912	44,874
General and administrative expenses	536,860	684,747
Total stock based compensation included in loss from continuing operations	600,015	730,082

Stock based compensation charged to discontinued operations	-	-

Total stock based compensation	$600,015	$730,082

With respect to non-employee stock options that vest at various times and have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force (“EITF”) Issue No. 96-18. Pursuant to this standard, the value of these options is estimated at each reporting date and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated each period. As a result, under these arrangements, our initial and periodic recording of stock based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Dividends on Preferred Stock

Our Series A Convertible Preferred Stock accrues dividends of 5% per annum. Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its common stock. There are no dividend requirements on our Series B Convertible Preferred Stock.

In January 2008, dividends were declared and satisfied through the issuance of 104,252 shares of our common stock for the period of December 28, 2006 through the dividend payment date of December 31, 2007.  In January 2008, dividends were paid on the voluntary conversion of 220,000 shares of Series A Preferred Stock into 220,000 shares of common stock, in the form of 273 shares of common stock.  Dividends owed but not declared on our Series A Convertible Preferred Stock were $93,705 and $121,390 as of March 29, 2008 and March 31, 2007, respectively.

Fair Value Measurements

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”) and we adopted FAS 157, on December 30, 2007, the first day of fiscal year 2008. FAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 4, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements.

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (FAS 159).  We adopted FAS 159, on December 30, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While FAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The three tiers are as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•
Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3-Unobservable Inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

As of March 29, 2008, the Company held a derivative liability that is required to be measured at fair value on a recurring basis.  We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates, price of our common stock, and volatilities (see Note E – Derivative Instrument).  In accordance with the fair value hierarchy described above, the following table shows the fair value of this liability:

	Fair Value Measurements as of March 29, 2008
Description	Balance at March 29, 2008	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument	$101,106	$-	$101,016	$-

Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of FAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently provides an abundance of information about its use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within Statement 161.  Thus, the Company currently does not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.  The Company does not currently utilize derivatives to hedge any of its financial instruments.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  At March 29, 2008, we have cash of approximately $1.3 million, which amount is not expected to be adequate to meet our anticipated cash commitments in 2008. As a result we have:

•
Engaged investment bankers to assist us in raising up to $7 million in additional equity capital to fund our 2008 fiscal year operations.  We have recently closed on approximately $2.3 million of this equity raise.  Our need for additional equity results from the additional time needed to make our major retail distribution contracts operational and reach critical mass of SVCs in the marketplace.

•
Engaged the investment bankers to also assist us in sourcing short-term accounts receivable financing that we will need to fund the face amount of gift cards and the load amount of reloadable general spend cards prior to receiving the money from our distributors.

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

NOTE C - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under these  leases are approximately as follows at March 29, 2008:

Twelve months ending	Amounts

March 2009	$379,800
March 2010	197,400
March 2011	201,700
March 2012	206,200
March 2013	104,200
Total	$1,089,300

Rent expense included in loss from continuing operations for the three months ended March 29, 2008 and March 31, 2007 approximated $81,100 and $73,700, respectively.

Employment Agreements

We are obligated under the following employment agreements:

●
The employment agreement with our Chief Executive Officer, Jerry R. Welch, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000 (raised to $275,000 in February 2008). The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Welch Option Shares”), which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $845,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. The grant was equal to 4.25% of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Welch Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

On  July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $619,000.  The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

●
The employment agreement with our Chief Financial Officer, Raymond Springer, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000 (raised to $200,000 in February 2008). Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Springer Option Shares”), which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $400,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. This grant was equal to 2.0% of the total of our outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Springer Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $291,000.  The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

In addition to the above, certain other options were issued to Messrs. Welch and Springer in January 2008 (see Note D – Stock Options and Warrants).

Notwithstanding the above mentioned vesting schedules,  the options will be immediately fully vested and exercisable in the event of a change in control (as defined in their respective employment agreements), and/or the death or total disability of Mr. Welch or Mr. Springer during the terms of their employment. To the extent the options are not previously exercised, the options terminate on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s and/or Mr. Springer’s employment with us.

Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card issuing banks and Metavante Corporation, our processor, that have initial expiration dates from June 2009 through October 2011.   Since the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante Corporation and FNB&T agreements also require a minimum payment of $5,000 per month.  During the three months ended March 29, 2008 and the three months ended March 31, 2007, we made aggregate payments of approximately $88,800 and $1,400 , respectively to Metavante, $300 and $0, respectively to PDNB and no payments to FNB&T under these arrangements.

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

We may also become involved in certain other litigation from time to time in the ordinary course of business. However at March 29, 2008, no other significant litigation exists or is threatened.

NOTE D - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combines the 709,850 shares that were issued and outstanding under the 2004 Stock Option Plan with the 2.3 million shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders Meeting, the Company’s Stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares to a total of 3,300,000 shares.  As of March 29, 2008, we had 2,745,122 total options outstanding, consisting of 2,671,314 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2018.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three months ended March 29, 2008 and March 31, 2007:

	Three months ended	Three months ended
	March 29, 2008	March 31, 2007
Expected Term in years	5	5
Expected stock price volatility	73.1%	106.3% - 169.0%
Risk free interest rate	2.67% - 3.08%	4.5% - 4.75%
Dividend yield	0%	0%

The following table describes our stock option activity for the three months ended March 29, 2008:

	Number of Options	Weighted average exercise price per share (priced at date of grant)

Outstanding at December 29, 2007	2,403,696	$3.59
Granted	363,000	$3.95
Cancelled	(21,574)	$2.01

Outstanding at March 29, 2008	2,745,122	$3.65

Options granted at or above market value during the three months ended March 29, 2008	363,000

The following table summarizes information regarding options that are outstanding at March 29, 2008:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$1.50	1,155,828	8.8	$1.50	706,419	$1.50
$3.20-$10.18	1,439,794	6.2	$4.17	824,082	$4.27
$10.20-$13.80	95,750	2.5	$12.26	95,750	$12.25
$15.60-$32.00	53,750	2.2	$20.34	53,750	$20.34
	2,745,122	7.0	$3.65	1,680,001	$4.07

Since our options have exercise prices equal to their market prices on the date of grant, no intrinsic value exists in our options.  The fair value of options granted during the three month periods ended March 29, 2008 and March 31, 2007 was approximately $883,000 and $2.0 million, respectively.  The total fair value of shares vested during the fiscal quarter ended March 29, 2008 was approximately, $600,000.  The aggregate stock-based compensation not yet recognized at March 29, 2008 was approximately $2,189,000, which amount is expected to be recognized as expense over a period of approximately three years.

Other Officer Options

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

Non Employee Director Options

During the quarter ended March 31, 2007, 70,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant, had a fair value of approximately $298,000. This amount was included in stock-based compensation in the accompanying March 31, 2007 statement of operations.  The non-employee members of our Board of Directors were granted 50,000 options after the Company’s Annual Stockholders meeting on May 8, 2008.  The options, which were 100% vested on the date of grant with an exercise price of $2.20, had a fair value of approximately $69,000.  This amount will be included in employee and director stock-based compensation in the statement of operations for the three and six months ended June 28, 2008.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding that allows the holder to purchase a like amount of common stock at March 29, 2008.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date
Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007	120,928	$3.30	June 29, 2012

Issued pursuant to Securities Purchase Agreements dated June 29, 2007	1,511,600	$5.00	June 29, 2012

Issued pursuant to a Securities Purchase Agreement dated March 21, 2008	100,000	$3.25	March 21, 2011

Issued pursuant to Securities Purchase Agreements dated March 28, 2008	245,000	$3.25	March 28, 2011

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Consulting services agreement	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at March 29, 2008	2,540,028	$4.03

NOTE E – DERIVATIVE INSTRUMENT

Pursuant to certain provisions of the Securities Purchase Agreements discussed in Note F –Other Significant Period Events, the Company recognized a derivative liability pursuant to FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” because the Exchange Securities (as defined below) offer a freestanding put derivative providing for contingent future anti-dilution protections to certain of the investors in the Securities Purchase arrangement.  The derivative liability was measured at fair value on March 29, 2008.  Subsequent to the fiscal quarter end, the Company entered into additional Securities Purchase Agreements on March 31, 2008 with the same exchange provisions, which will be reflected in the next reporting period.

NOTE F - OTHER SIGNIFICANT PERIOD EVENTS

On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million. The collateral, which was in the form of a one year letter of credit from a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter, one of our major stockholders, and Bruce E. Terker, a current member of our Board of Directors and major stockholder, and the Company. Approximately $1 million of the collateral for the letter of credit was arranged by Mr. Porter and the remaining collateral for the letter of credit was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into respective Guaranty and Indemnification Agreements. Mr. Porter agreed to a compensation of 2% of the $1,000,000 in collateral per quarter paid in arrears in cash. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Company’s common stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year. The Guarantee and Indemnification Agreements can be cancelled by the Company upon receiving a more favorable arrangement from another party.  After one year, it is expected that the Company will have the ability to fund the collateral requirement, if any, without the assistance of the guarantors.

On March 21, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Bruce E. Terker, pursuant to which the Company issued and sold to Mr. Terker (i) 200,000 shares of its common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $2.50 per share, and (ii) warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share (“Warrants”), for an aggregate purchase price of $500,000.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.

The exercise price of the Warrants is subject to adjustments for Common Stock splits and reverse stock splits.  Mr. Terker may also exercise the Warrants by means of a “cashless exercise.”  The Warrants expire after a three-year term.  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as Mr. Terker would have received had he been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by Mr. Terker to the extent that, if exercised, he or any of his affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  The Purchase Agreement with Mr. Terker was subsequently amended on March 31, 2008 as discussed in Note G – Other Significant Subsequent Events.

On March 28, 2008 and March 31, 2008, the Company entered into additional Securities Purchase Agreements (the “Subsequent Purchase Agreements”), with certain accredited investors (the “Investors”).  Pursuant to the Subsequent Purchase Agreements executed on March 28, 2008, the Company issued and sold to the Investors an aggregate of (i) 490,000 shares of Common Stock, at a purchase price of $2.50 per share, and (ii) Warrants to purchase 245,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $1,225,000. See Note G for details of the March 31, 2008 Subsequent Purchase Agreements.

Pursuant to the terms of the Subsequent Purchase Agreements, each Investor has a right to exchange all of its Common Stock and Warrants purchased under the Subsequent Purchase Agreements for securities (“Exchange Securities”) issued by the Company in connection with a subsequent capital raising transaction (“Subsequent Issuance”) upon the same terms and conditions (other than the consideration paid for the Exchange Securities) offered to the purchasers in such Subsequent Issuance.  In the event an Investor exercises its exchange rights, such Investor is entitled to exchange its Common Stock and Warrants for the number of Exchange Securities that is equal to the product obtained by multiplying (i) the number of shares of such Investor’s Common Stock purchased under the Subsequent Purchase Agreements by (ii) a quotient obtained by dividing (X) $2.50 by (Y) the price per share of the Exchange Securities paid by the purchasers thereof in the Subsequent Issuance.  The Investors’ exchange rights under the Subsequent Purchase Agreements automatically terminate if no Subsequent Issuance occurs within six (6) months following the date of the Subsequent Purchase Agreements.

The Warrants entitle Mr. Terker and the Investors to purchase up to an aggregate of 460,000 shares of Common Stock at an exercise price of $3.25 per share and may also be exercised by means of a “cashless exercise.”  The Warrants expire after a three-year term.  The exercise price of the Warrants is subject to adjustments for Common Stock splits and reverse stock splits.  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as Mr. Terker and the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by Mr. Terker or any Investor to the extent that, if they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

In the aggregate, pursuant to the Subsequent Purchase Agreements executed on March 28, 2008, the Subsequent Purchase Agreements executed on March 31, 2008, and the Purchase Agreement, dated as of March 21, 2008, between the Company and Mr. Terker, as amended, the purchase price paid for the Common Stock and Warrants was $2,300,000.

Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for the above-described transactions and shared equally a $113,000 fee and a warrant to purchase 18,600 shares of Common Stock, exercisable at $3.58 per share and expiring on March 31, 2013.

NOTE G - OTHER SIGNIFICANT SUBSEQUENT EVENTS

As described in Note F above, pursuant to the Subsequent Purchase Agreements executed on March 31, 2008, the Company issued and sold to the Investors an aggregate of (i) 230,000 shares of Common Stock, at a purchase price of $2.50 per share, and (ii) Warrants to purchase 115,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $575,000.

Pursuant to an amendment, dated March 31, 2008, between the Company and Bruce E. Terker, the Purchase Agreement, dated as of March 21, 2008, between the Company and Mr. Terker, whereby he purchased 200,000 shares of Common Stock and 100,000 Warrants for an aggregate purchase price of $500,000, was amended to grant Mr. Terker the exchange right described in Note F above.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.

On May 8, 2008, 50,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant with an exercise price of $2.20, had a fair value of approximately $69,000. This amount will be included in employee and director stock-based compensation in the statement of operations for the three and six months ended June 28, 2008.

End of Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a program manager and marketer of Stored Value Cards (“SVCs”). There are four basic types of SVCs that we market: reloadable general spend, gift,  payroll and corporate reward SVCs. The reloadable general spend and gift SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors. Payroll and corporate reward SVCs are marketed to large companies by our internal sales force. The loading of stored value cards either takes place over our proprietary nFinanSe Network TM or through Automated Clearing House (“ACH”) transactions, or though batch loads.  nFinanSe Network TM transactions can take place throughout our distributors’ retail networks and at several different payment and remittance processors such as Western Union® and MoneyGram®.

Reloadable general spend SVCs  are primarily targeted at the “cash-based consumer” credit market, which consists principally of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are recent immigrants, recently divorced, young or have no credit history or low income.  We believe gift SVCs have gained a high degree of consumer acceptance and our gift SVCs are marketed to appeal to this large consumer market segment. We market payroll SVCs directly to employers whose employee demographics fit the cash-based market profile. Our corporate reward SVCs are marketed to companies who intend to reward customer loyalty through the issuance of SVCs.

We earn revenues when a SVC is sold, when a reloadable SVC is loaded, when the SVC is used for purchases or ATM transactions and in some cases, for maintaining the use of the card on a monthly basis. The revenue that we earn can vary by the transaction type and the source of the transaction.

Discontinued Operations. In September 2006, we decided to discontinue the operations of our wholesale long distance and prepaid phone card subsidiary, MBI Services Group, LLC, due to lack of profitability and management’s desire to focus our entire effort on our core SVC business. Accordingly, all financial information pertaining to this discontinued business has been eliminated from ongoing operations for all periods presented in the financial statements included in this report and is shown as a single line item entitled “Discontinued Operations.”

Results of Operations. Our principal operations commenced in 2001; however, to this date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7, or FAS 7, sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through March 29, 2008 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

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

Additionally, in 2006, and as amended in June 2007, we signed an agreement with DFS Services, LLC that permits us to provide Discover® Network-branded SVCs directly or through a card issuing bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we previously sold. Consequently, management made the decision to focus our efforts on implementing the agreement with DFS Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our then-existing SVC programs by disposing of our then-existing SVC inventory. The time and money lost due to the difficulties and interruptions we experienced with other issuers’ SVC programs, the cessation of sales activity and the SVC inventory write offs associated with the adoption and development of the Discover® Network SVC products, the expense of developing the nFinanSe Network and the time it has taken to develop the distribution network for our Discover® Network branded SVCs, has kept us from achieving profitability to date.

During fiscal year 2008, we intend to expand the number of active retail locations where our retail gift and reloadable general spend SVCs can be purchased by rolling out cards to retail locations under contract with both our current and new distributors.  We expect this effort will also increase the number of locations where our card holders can load funds onto their cards.  At December 29, 2007, there were over 70,000 locations where our SVCs could be loaded and we had entered into agreements with several prepaid card distributors representing over 100,000 retail locations.  Much work is still required to have our SVCs accepted in the market.  As of March 29, 2008, we have approximately 217 retail locations offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four general types of transactions:

•	Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe NetworkTM is used to reload a card.
•	Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, which arise when a card with a cash balance is charged for monthly maintenance.
•	Interest revenue, which arises from earnings on overnight investing of card balances by our card issuing bank.

These fees differ by card type, issuing bank or transaction type.

Revenues for the three months ended March 29, 2008 and the three months ended March 31, 2007 were $8,647 and $1,769, respectively. Revenues in both first quarters of 2007 and 2008 were restricted due to delays in getting cards for sale into retail locations.  These delays stem from the distributors inability to (i) timely certify their equipment, (ii) successfully complete pilots, (iii) market, train and sell their retailers on the Company’s products, and (iv) rollout cards prior to the fourth quarter holiday season, a traditional blackout time for any system or product initiatives.  During 2007, our focus was on executing agreements with prepaid card distributors.  As such, we have executed agreements with prepaid card distributors including InComm, Now Prepay, LDC and Emida. These distributors provide prepaid programs at more than 100,000 retail locations in the United States and we expect that InComm will begin marketing our SVCs before the end of the second quarter of 2008.  In October 2007, the Company was awarded a payroll card program with a large employer that we expect will be rolled-out in the second quarter of fiscal 2008.

Operating Expenses.  Operating expenses for the three months ended March 29, 2008 increased $715,816 to $3,391,267 compared to $2,675,451 for the three months ended March 31, 2007, a 27% increase. These changes in our operating expenses are attributable to the following:

•
Transaction and operating expenses. Transaction and operating expenses for the three months ended March 29, 2008 and the three months ended March 31, 2007 were $453,306 and $200,440, respectively, a 126% increase.   The components of expense are:

Description	For the three months ended March 29, 2008	For the three months ended March 31, 2007
SVC card cost, program and transaction expenses	$236,368	$98,896
Inventory reserves	28,971	4,607
Stock based compensation	243	461
Customer service expenses	187,724	96,476
Total Transaction and Operating Expenses	$453,306	$200,440

SVC card cost, program and transaction expenses increased $137,472, or 139%, when comparing the three month period ended March 29, 2008 with the three month period ended March 31, 2007.  These increases are primarily attributable to the periodic transaction costs associated with carrying a larger number of cards available for sale in 2008 versus the amount of cards available for sale in 2007.  The number of cards available for sale during the three months of 2008 was approximately 3.5 million compared to 0.5 million in the same period of 2007.

Inventory reserves increased $24,364 to $28,971 for the three month period ended March 29, 2008 from $4,607 for the three month period ended March 31, 2007 due primarily to the higher inventory levels at our distributors and the resulting increase in potential lost, damaged or obsolete SVC card packages.

Customer service expenses increased $91,248 to $187,724, when comparing the three month period ended March 29, 2008 with the three month period ended March 31, 2007.  This is due to the increase in staff for our 24 hour/seven days a week customer service department to support our SVC products.

•
Selling and marketing expenses. Selling and marketing expenses increased $385,133 to $915,036 when comparing the three month period ended March 29, 2008 with the same period from a year ago, a 73% increase.  The components of expense are:

Description	For the three months ended March 29, 2008	For the three months ended March 31, 2007
Advertising and marketing expenses	$308,077	$144,335
Sales force expenses	544,047	340,694
Stock based compensation	62,912	44,874
Total selling and marketing expenses	$915,036	$529,903

Advertising and marketing expenses increased 113%, or $163,742, to $308,077 when comparing the three month period ended March 29, 2008 with the three month period ended March 31, 2007.   This period to period change was primarily composed of increases in media and advertising agency expenses for a national trade print advertising campaign.

Sales force expenses increased $203,353 to $544,047, a 60% increase for the three month period ended March 29, 2008 when compared with the three month period ended March 31, 2007.  The principal components of this increase are employee compensation and benefits expense, travel and entertainment expense, and rent expense.  The increase in sales force compensation and travel and entertainment expenses can be attributed to the 10 additional hires for the sales force that occurred primarily in the three month period ended March 29, 2008.  In addition, the increase in rent expense is comprised of rent for the sales offices located in Atlanta and Dallas that were opened within the past twelve months, and rent for temporary warehouse space to store point-of-purchase displays for our distributors that were produced in anticipation of increased sales during this fiscal year.

•
General and administrative expenses. General and administrative expenses increased 4%, or $77,817, to $2,022,925 during the three month period ended March 29, 2008 when compared with the three month period ended March 31, 2007. This increase is primarily due to increases in:

▪	recruiting and consulting expenses of approximately $107,300 due to the new sales hires, programming costs to extend the life of our existing telephone system, and additional expenses related to complying with state and federal regulations,
▪	legal and professional fees of approximately $34,300 incurred in connection with our state licensing initiative, and
▪	taxes and licenses expense of approximately $57,600 due to additional expenses incurred in connection with our state licensing initiative, offset slightly by decreases in:
▪
stock based compensation expense of $147,887, primarily the result of stock options granted to our Board of Directors on March 1, 2007 (options are granted at the Company’s Annual Stockholders Meeting, which took place on May 8, 2008), and

▪	impairment of assets expense which was $0 for the three month period ended March 29, 2008 and $30,982 for the same period in 2007.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for the three month periods ended March 29, 2008 and March 31, 2007 was $3,382,620 and $2,673,682, respectively.

Other Income (Expense):

Interest income. Interest income decreased $22,444 from $23,441 for the fiscal quarter ended March 31, 2007 to $997 for the fiscal quarter ended March 29, 2008.  This decrease is attributable to the interest income received on the overnight investment of the lower bank balances and lower effective investment interest rates in the first fiscal quarter of 2008 as compared with the first fiscal quarter of 2007 and a penalty imposed for the early redemption of our short term investment.

Other income (expense).
For the three month period ended March 31, 2007, we recorded other income of $33,326 consisting of $31,693 from the settlement of a lawsuit with a former service provider and $1,600 for the gain on sale of assets.  There was no other income (expense) recorded for the three month period ended March 29, 2008.

Loss from Continuing Operations. Loss from continuing operations was $3,357,209 for the fiscal quarter ended March 29, 2008 or $740,294 higher than the loss from continuing operations of $2,616,915 for the fiscal quarter ended March 31, 2007.

Income (Loss) from Discontinued Operations.  Income from our discontinued operations was $4,940 for the three months ended March 31, 2007 with no activity for the three months ended March 29, 2008.

Liquidity and Capital Resources. From inception to March 29, 2008, we have raised net proceeds of approximately $31,220,000 from financing activities. We used these proceeds to fund operating and investing activities.

Net cash used in operating activities was approximately $3,502,000 and $1,855,000 for the three month periods ended March 29, 2008 and March 31, 2007, respectively.  The increase in cash used in operations was the result of increases in inventories for the Discover® Network cards, prepayments for our national trade print advertising campaign and higher operating losses incurred during the current fiscal quarter from the same period of the prior year.

Net cash provided by investment activities for the fiscal quarter ended March 29, 2008 was approximately $670,700, consisting of the redemption of our short term investment of $725,500 and $54,800 for purchases of property and equipment primarily for additional computer hardware and software for new employees and nFinanSe NetworkTM.  Net cash used in investment activities for the fiscal quarter ended March 31, 2007 was approximately $20,800, which was primarily for computer hardware and software.

During the quarter ended March 29, 2008, we secured net cash provided by financing activities of approximately $1,647,000 through sales of our equity instruments.  We had a cash balance of approximately $1.3 million as of March 29, 2008.  Subsequent to fiscal March 2008, we completed an additional sale of equity in the amount of approximately $600,000.

On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million. The collateral, which was in the form of a one year letter of credit from a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter, one of our major stockholders, and Bruce E. Terker, a current member of our Board of Directors and major stockholder, and the Company. Approximately $1 million of the collateral for the letter of credit was arranged by Mr. Porter and the remaining collateral for the letter of credit was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into respective Guaranty and Indemnification Agreements. Mr. Porter agreed to a compensation of 2% of the $1,000,000 in collateral per quarter paid in arrears in cash. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Company’s common stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year. The Guarantee and Indemnification Agreements can be cancelled by the Company upon receiving a more favorable arrangement from another party.  After one year, it is expected that the Company will have the ability to fund the collateral requirement, if any, without the assistance of the guarantors.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and paycard segments of our business, we will need to raise $6 - $7 million of additional capital over the next 12 months. Additionally, we expect to arrange a revolving accounts receivable credit facility which will be used to fund the face amount of gift cards and the load amounts on general spend cards on a daily basis. We expect to finance the aforementioned needs principally through public or private equity offerings and through debt financings and have retained investment bankers to assist us with the aforementioned offerings and financings.  We may decide to raise the capital in more than one transaction based on market conditions and business circumstances.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there may be unforeseen difficulties going forward.  This could hamper our ability to raise the funds necessary to permit us to continue as a going concern. If we are able to raise required funds, the terms and conditions of such financing may be highly dilutive to existing stockholders.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in customer service.  The Company hired an additional eight new sales employees in January 2008.  In the fourth quarter of fiscal 2007, we relocated to an approximately 11,400 square foot office in the greater Tampa, Florida area because we believed that our former location in Bradenton, Florida made recruiting quite difficult due to the demographics of the area. The lease for our new Tampa office commenced on our move-in date in October 2007. The total minimum payments, exclusive of sales taxes and common area maintenance charges, over the five-year lease obligation are approximately $740,000. After our move to the Tampa location, we vacated the leased premises in Bradenton, Florida; however, we remain liable for approximately $108,000 of rent payable under our Bradenton lease through December 2008.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at March 29, 2008:

Twelve months ending	Amounts

March 2009	$379,800
March 2010	197,400
March 2011	201,700
March 2012	206,200
March 2013	104,200

Total	$1,089,300

Employment Agreements

At March 29, 2008, we are obligated under the following employment agreements:

●
The employment agreement with our Chief Executive Officer, Jerry R. Welch, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $235,000 (raised to $275,000 in February 2008). The agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement. Additionally, Mr. Welch received the option to purchase approximately 603,400 shares of our common stock at $1.50 per share (the “Welch Option Shares”), which were valued using the Black-Scholes option model at an aggregate fair value of approximately $845,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. The grant was equal to 4.25% of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Welch Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Mr. Welch was awarded 197,855 stock options at $3.40 per share, which were valued using the Black-Scholes option model at an aggregate fair value of approximately $619,000.  The grant was equal to approximately 4.25% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

●
The employment agreement with our Chief Financial Officer, Raymond Springer, has a term from September 5, 2006 to December 31, 2008 and provides him with an annual salary of $185,000 (raised to $200,000 in February 2008). Additionally, Mr. Springer received the option to purchase approximately 284,000 shares of our common stock at $1.50 per share (the “Springer Option Shares”), which were valued using the Black-Scholes option model at an aggregate fair value of approximately $400,000. This amount is being recognized as stock-based compensation expense on a straight line basis as the options vest. This grant was equal to 2.0% of the total of our outstanding shares, options and warrants on December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The Springer Option Shares are divided into 28 equal installments. The first six installments vested on February 28, 2007, and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Mr. Springer was awarded 93,108 stock options at $3.40 per share, which were valued using the Black-Scholes options model at an aggregate fair value of approximately $291,000. The grant was equal to approximately 2.00% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense. The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

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

See Note A — “Formation, Background and Operations of the Company” to the consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] as of March 29, 2008 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Change in Internal Control over Financial Reporting

At December 29, 2007, our management identified certain significant deficiencies in our disclosure controls.  These deficiencies primarily related to a need to increase our available accounting resources and remediation of this deficiency is currently ongoing.  All other deficiencies identified were remediated as of the filing date of our 2007 Form 10-KSB.  Other than these efforts, there were no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may also become involved in certain other litigation from time to time in the ordinary course of business. However at March 29, 2008, no other significant litigation exists or is threatened.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors,” in our annual report on Form 10-KSB for the year ended December 29, 2007, which could materially affect our business, financial condition or future results.  Except for the risk factors below, there have been no material changes in risk factors from our 2007 Form 10-KSB.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the three months ended March 29, 2008, and losses since inception were $3,382,039 and $38,909,717, respectively.  The extent to which we experience losses will depend on a number of factors, including:

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

Future sales of our common stock, or the perception that such sales may occur, could cause our stock price to fall.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could harm the market price of our common stock and could materially impair our ability to raise capital in the future through offerings of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Common Stock and Warrants

On March 21, 2008, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Bruce E. Terker, pursuant to which the Company issued and sold to Mr. Terker (i) 200,000 shares of its common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $2.50 per share, and (ii) warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share (“Warrants”), for an aggregate purchase price of $500,000.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.

The exercise price of the Warrants is subject to adjustments for Common Stock splits and reverse stock splits.  Mr. Terker may also exercise the Warrants by means of a “cashless exercise.”  The Warrants expire after a three-year term.  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as Mr. Terker would have received had he been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by Mr. Terker to the extent that, if exercised, he or any of his affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

On March 28, 2008 and March 31, 2008, the Company entered into additional Securities Purchase Agreements (the “Subsequent Purchase Agreements”), with certain accredited investors (the “Investors”).  Pursuant to the Subsequent Purchase Agreements executed on March 28, 2008, the Company issued and sold to the Investors an aggregate of (i) 490,000 shares of Common Stock, at a purchase price of $2.50 per share, and (ii) Warrants to purchase 245,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $1,225,000. (See Note G for details on the March 31, 2008 Subsequent Purchase Agreements)

Pursuant to the terms of the Subsequent Purchase Agreements, each Investor has a right to exchange all of its Common Stock and Warrants purchased under the Subsequent Purchase Agreements for securities (“Exchange Securities”) issued by the Company in connection with a subsequent capital raising transaction (“Subsequent Issuance”) upon the same terms and conditions (other than the consideration paid for the Exchange Securities) offered to the purchasers in such Subsequent Issuance.  In the event an Investor exercises its exchange rights, such Investor is entitled to exchange its Common Stock and Warrants for the number of Exchange Securities that is equal to the product obtained by multiplying (i) the number of shares of such Investor’s Common Stock purchased under the Subsequent Purchase Agreements by (ii) a quotient obtained by dividing (X) $2.50 by (Y) the price per share of the Exchange Securities paid by the purchasers thereof in the Subsequent Issuance.  The Investors’ exchange rights under the Subsequent Purchase Agreements automatically terminate if no Subsequent Issuance occurs within six months following the date of the Subsequent Purchase Agreements.

The Warrants entitle Mr. Terker and the Investors to purchase up to an aggregate of 460,000 shares of Common Stock at an exercise price of $3.25 per share and may also be exercised by means of a “cashless exercise.”  The Warrants expire after a three-year term.  The exercise price of the Warrants is subject to adjustments for Common Stock splits and reverse stock splits.  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as Mr. Terker and the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by Mr. Terker or any Investor to the extent that, if they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

In the aggregate, pursuant to the Subsequent Purchase Agreements executed on March 28, 2008, the Subsequent Purchase Agreements executed on March 31, 2008, and the Purchase Agreement, dated as of March 21, 2008, between the Company and Mr. Terker, as amended, the purchase price paid for the Common Stock and Warrants was $2,300,000.

Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for the above-described transactions and shared equally a $113,000 fee and a warrant to purchase 18,600 shares of Common Stock, exercisable at $3.58 per share and expiring on March 31, 2013.

The intended use of the proceeds from the above described transaction is to fund our ongoing operations.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1
Letter of Credit Accommodation (together with a sample Irrevocable Letter of Credit to be issued thereunder), dated February 14, 2008, between the Company and National Penn Bank (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.2
Guaranty and Indemnification Agreement, dated February 15, 2008, by and between the Company and Jeffrey Porter (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.3
Guaranty and Indemnification Agreement, dated February 19, 2008, by and between the Company and Bruce E. Terker (Incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.4
Warrant to Purchase Common Stock, dated February 19, 2008, issued by the Company to Bruce E. Terker (Incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.5
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on March 21, 2008 (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.6
Form of Warrant as issued by the Company to Bruce E. Terker on March 21, 2008 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.7
Form of Securities Purchase Agreement, as executed by the Company and the investors party thereto on March 28, 2008 and March 31, 2008 (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on March 31, 2008).

10.8
Form of Warrant as issued by the Company to certain investors on March 28, 2008 and March 31, 2008 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on March 31, 2008).

*10.9	Amendment to Securities Purchase Agreement, dated March 31, 2008, by and between the Company and Bruce E. Terker.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NFINANSE INC.

Date: May 13, 2008	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: May 13, 2008	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: May 13, 2008	By:	/s/ Jerome A. Kollar

Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

10.1
Letter of Credit Accommodation (together with a sample Irrevocable Letter of Credit to be issued thereunder), dated February 14, 2008, between the Company and National Penn Bank (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.2
Guaranty and Indemnification Agreement, dated February 15, 2008, by and between the Company and Jeffrey Porter (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.3
Guaranty and Indemnification Agreement, dated February 19, 2008, by and between the Company and Bruce E. Terker (Incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.4
Warrant to Purchase Common Stock, dated February 19, 2008, issued by the Company to Bruce E. Terker (Incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K filed with the SEC on February 22, 2008).

10.5
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on March 21, 2008 (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.6
Form of Warrant as issued by the Company to Bruce E. Terker on March 21, 2008 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.7
Form of Securities Purchase Agreement, as executed by the Company and the investors party thereto on March 28, 2008 and March 31, 2008 (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the SEC on March 31, 2008).

10.8
Form of Warrant as issued by the Company to certain investors on March 28, 2008 and March 31, 2008 (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the SEC on March 31, 2008).

*10.9	Amendment to Securities Purchase Agreement, dated March 31, 2008, by and between the Company and Bruce E. Terker.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* filed herewith.