Form 10-Q
period 2008-06-28
nFinanSe Inc.
filed 2008-08-12
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,217,454 shares of common stock, $0.001 par value, outstanding as of August 4, 2008

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 28, 2008 (unaudited) and December 29, 2007 (audited)	2
Consolidated Statements of Operations (unaudited) for the three and six months ended June 28, 2008 and June 30, 2007, and for the period July 10, 2000 (inception) to June 28, 2008	3
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 28, 2008 and June 30, 2007, and for the period July 10, 2000 (inception) to June 28, 2008	4
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4. Controls and Procedures.	29
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	29
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3. Defaults Upon Senior Securities.	33
Item 4. Submission of Matters to a Vote of Security Holders.	33
Item 5. Other Information.	34
Item 6. Exhibits.	35

SIGNATURES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  Forward looking statements included in this quarterly report include but are not limited to:

•	our current expectations regarding our operations to fund normal and recurring operating commitments over the next twelve months;
•	our ability to raise capital when needed on acceptable terms;
•	our ability to execute on our business plan;
•	the competitive advantages and customer acceptance of Discover® Network branded stored value cards (“SVCs”);
•
our ability to expand the number of active retail locations, including the addition of Interactive Communications International, Inc. (“InComm”) retailers,  that sell our retail gift and reloadable general spend SVCs and the timing of such expansion;

•	our expectations of when InComm will begin marketing our SVCs; and
•	our need to expand our customer service department.

When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design and market our products;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	the performance of third party contractors;
•	our ability to attract the qualified personnel to implement our growth strategies;
•	our ability to develop sales and distribution capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	the effect of certain accounting interpretations on our financial results;
•	changes in our business plan and corporate strategies; and
•
other risks and uncertainties discussed in greater detail in this quarterly report, including under the heading “Risk Factors” and in our Annual Report on Form 10-KSB for the year ended December 29, 2007, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis or Plan of Operation.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission.(“SEC”) You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.

As used in this quarterly report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. and subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	June 28,	December 29,
	2008	2007
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$5,743,738	$2,497,365
Short term investment	-	728,000
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	5,577	10,957
Other	15,215	19,027
Prepaid expenses and other current assets (including prepaid marketing costs of approximately $614,800 and $312,000, respectively)	1,495,915	705,608
Deferred financing costs	368,083	-
Inventories (net of inventory reserves of $82,400 and $24,500, respectively)	2,639,990	1,942,206
Total current assets	10,268,518	5,903,163
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $567,805 and $446,306, respectively)	679,455	759,261

OTHER ASSETS	273,491	338,160

TOTAL	$11,221,464	$7,000,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$413,383	$139,635
Accrued personnel costs	232,214	130,804
Accrued inventory liability	370,280	593,431
Accrued lease and contractual obligations	154,334	220,809
Deferred revenues	68,750	106,250
Other accrued liabilities	408,618	371,298
Total current liabilities	1,647,579	1,562,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 12,637,984 and 8,820,484 shares issued and outstanding on June 28, 2008 and December 29, 2007, respectively, as follows:
Series A Convertible Preferred Stock – 9,327,934 shares authorized; 7,600,484 and 7,820,484 shares issued and outstanding with liquidation values of $7,788,934 and $8,213,651 (including undeclared accumulated dividends in arrears of $188,450 and $393,167) as of June 28, 2008 and December 29, 2007, respectively	7,600	7,820
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at June 28, 2008 and December 29, 2007	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at June 30, 2008	4,038	-
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,116,454 and 7,371,929 shares issued and outstanding as of June 30, 2008 and December 29, 2007, respectively	9,116	7,372
Additional paid-in capital	54,170,780	42,002,195
Deficit accumulated during the development stage	(44,618,649)	(36,580,030)
Total stockholders’ equity	9,573,885	5,438,357

TOTAL	$11,221,464	$7,000,584

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended June 28, 2008	For the three months ended June 30, 2007	For the six months ended June 28, 2008	For the six months ended June 30, 2007	For the period July 10, 2000 (inception) to June 28, 2008
REVENUES	$7,345	$12,992	$15,992	$14,760	$1,222,160

OPERATING EXPENSES
Transaction and operating expenses	484,138	240,612	937,444	441,052	3,526,078
Selling and marketing expenses	1,161,930	600,954	2,076,966	1,132,370	6,433,597
General and administrative expenses	2,175,545	1,403,986	4,198,469	3,347,581	26,544,686
Total operating expenses	3,821,613	2,245,552	7,212,879	4,921,003	36,504,361

Loss before other income (expense)	(3,814,268)	(2,232,560)	(7,196,887)	(4,906,243)	(35,282,201)

Other income (expense):
Interest expense	(55,050)	-	(55,466)	-	(1,743,730)
Interest income	5,845	18,256	6,842	41,697	1,147,082
Gain (loss) on derivative instruments	(396,032)	-	(396,032)	-	1,449,230
Loss on debt extinguishment	-	-	-	-	(4,685,518)
Registration rights penalties	-	-	-	-	(98,649)
Other income (expense)	(758)	(6,083)	(758)	27,243	(94,614)
Total other income (expense)	(445,995)	12,173	(445,414)	68,940	(4,026,199)

Loss from continuing operations	(4,260,263)	(2,220,387)	(7,642,301)	(4,837,303)	(39,308,400)

Loss from discontinued operations	-	(13,629)	-	(8,689)	(3,861,579)

Net loss	(4,260,263)	(2,234,016)	(7,642,301)	(4,845,992)	(43,169,979)
Dividends paid on Series A Convertible Preferred Stock	-	-	(396,318)	-	(1,448,670)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(94,746)	(116,600)	(188,450)	(233,200)	(188,450)
Net loss attributable to common stockholders	$(4,355,009)	$(2,350,616)	$(8,227,069)	$(5,079,192)	$(44,807,099)
Net loss per share - basic and diluted:
Continuing operations	$(0.50)	$(0.61)	$(1.01)	$(1.32)
Discontinued operations	$-	$-	$-	$-
Total net loss per share	$(0.50)	$(0.61)	$(1.01)	$(1.32)
Weighted average number of shares outstanding	8,758,652	3,863,685	8,177,963	3,842,586

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 28, 2008	For the six months ended June 30, 2007	For the period July 10, 2000 (inception) to June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,642,301)	$(4,845,992)	$(43,169,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	152,591	116,527	1,114,824
Provision for inventory obsolescence	57,925	9,342	576,781
Provision for bad debts	-	-	462,029
Amortization of intangible assets	-	-	15,485
Stock based compensation and consulting	1,098,241	983,702	7,272,607
Purchased in process research and development	-	-	153,190
Loss (gain) on derivative instruments	396,032	-	(1,449,230)
Losses on debt extinguishments	-	-	4,685,518
Loss (gain) on disposal of assets	394	(1,633)	28,762
Loss from impairment of assets	-	41,139	1,095,903
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	25,003	-	1,604,023
Amortization of premium on convertible promissory note	-	-	(863,049)
Value/expense of third party warrants	292	5,600	5,999
Changes in assets and liabilities, net:
Receivables	11,695	46,492	(320,558)
Prepaid expenses and other current assets	(487,519)	101,746	(1,206,783)
Inventories	(755,709)	(362,270)	(2,862,119)
Other assets	(238,410)	12,071	(249,624)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	122,734	(75,297)	1,760,673
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(37,500)	83,750	68,750
NET CASH USED IN OPERATING ACTIVITIES	(7,296,532)	(3,884,823)	(31,457,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73,179)	(47,145)	(2,027,513)
Early redemption of short-term investment	725,496	-	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	652,317	(47,145)	(2,262,754)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended June 28, 2008	For the six months ended June 30, 2007	For the period July 10, 2000 (inception) to June 28, 2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Preferred Stock	-	3,000,000	3,000,000
Proceeds from issuance of Series C Preferred Stock	8,075,000	-	8,075,000
Proceeds from borrowings	-	-	5,365,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder		-	3,000,000
Payment for deferred financing costs	(368,083)	-	(368,083)
Payments for stock issuance costs	(656,329)	-	(1,469,490)
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	2,840,000	5,759,997	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,890,588	8,759,997	39,463,701

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,246,373	4,828,029	5,743,738

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,497,365	4,186,623	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,743,738	$9,014,652	$5,743,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$463	$-	$17,459
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of common stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants Issued to DFS Services, LLC	$(292)	$-	$535,302
Conversion of Series A Convertible Preferred Stock to Common Stock	$220	$-	$1,728
Dividends on Series A Convertible Preferred Stock	$395,309	$-	$1,448,670
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Background

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc.) and those of its wholly-owned subsidiaries, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant) (collectively, the “Company,” “we, ” “us, ” or “our”).  All significant inter-company balances and transactions have been eliminated.  We made the decision to abandon MBI Services Group, LLC’s prepaid telephone card business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Income (loss) from discontinued operations” for each period presented.  Because we are continuing to raise funds, and because our revenues have been minimal, we are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

nFinanSe Inc. is a program manager and marketer of stored value cards (“SVCs”), for a wide variety of markets. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

We operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards, payroll cards and promotional/incentive cards; and (ii) the nFinanSe Network™, which is a network of load locations for prepaid SVCs.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data and the inception to date data to the Company’s current financial statements. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at June 28, 2008 and December 29, 2007, its results of operations for the three and six months ended June 28, 2008 and June 30, 2007 and cash flows for the six months ended June 28, 2008 and June 30, 2007. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 29, 2007.

Revenue Recognition

We generate the following types of revenues:
• Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
• Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
• Maintenance fees, which arise when a card with a cash balance is charged for monthly maintenance.
• Interest revenue, which arises from earnings on overnight investing of card balances by our card issuing bank.

Our revenue recognition policy is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.  Certain inactive card transactional costs are recognized as incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our wholesale fees and the face amount of gift cards and the load amount of the reloadable general spend cards vary by customer but are less than two weeks. Payroll card and reward card loads, and related fees on both, are usually remitted in advance. Transaction fees and interest income are paid to us around the 15th of the following month by the bank issuing the card.  Maintenance fees are debited against active cards with balances monthly in arrears each month based on the day of activation.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts and receivables are written off when they are determined to be uncollectible. We perform ongoing credit evaluations of our customers and, with the exception of some minimum cash balances, we generally do not require collateral.

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account and amounts related to bad debts is based upon our review of the collectibility of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  At June 28, 2008, approximately $2,316,000 of the inventory balance relates to finished cards and approximately $370,000 relates to inventory in process.

We maintain a reserve for inventory damage and obsolescence amounting to approximately $82,400 and $24,500 at June 28, 2008 and December 29, 2007, respectively, for inventories on hand at our distributors.

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

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the six months ended June 30, 2007, we recognized approximately $41,000 in expense related to certain deposits for dormant card programs and leases for premises and equipment.  The write off is included in general and administrative expenses in the accompanying statement of operations.  At June 28, 2008, we did not record any impairment charges and we believe our remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $488,000 and $66,000 during the six months ended June 28, 2008 and the six months ended June 30, 2007, respectively, are expensed as incurred. The majority of advertising for the six month period ended June 28, 2008 was related to national trade print advertising for our general spend and payroll SVC products, while the majority of advertising for the six months ended June 30, 2007 was related to promoting the sale of SVCs on our Internet site.  At June 28, 2008, we had approximately $614,800 in prepaid marketing of which $293,100 was attributable to prepaid national trade print advertising.

Research and Development

Research and development costs, which approximated $608,000 and $476,000 during the six months ended June 28, 2008, and the six months ended June 30, 2007, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance and are included in general and administrative expenses in the accompanying statement of operations.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98,.  Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our convertible preferred stock by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

The following table lists the total of common stock and our common stock equivalents outstanding at June 28, 2008:

Description	Shares of common stock and common stock equivalents

Common stock outstanding	9,116,454
Series A Convertible Preferred Stock outstanding	7,600,484
Series B Convertible Preferred Stock outstanding	1,000,000
Series C Convertible Preferred Stock outstanding	4,037,500
Stock options outstanding	2,826,928
Warrants outstanding	5,045,099

Total	29,626,465

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“FAS 109”). Under FAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Significant temporary differences arise primarily from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid.

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

Stock-Based Compensation

We apply Financial Accounting Standards No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees.  We elected to apply FAS 123(R) on a modified prospective method for awards existing at the date of adoption. This method requires us to begin recording compensation expense for the remaining period of time as such awards continued to vest.  The effect of adopting this statement was to increase our net loss by approximately $1,123,200 and $983,700 during the six month periods ended June 28, 2008 and June 30, 2007, respectively.

The following table summarizes stock-based compensation all of which was charged to continuing operations.

Stock-based compensation charged to:	For the three months ended June 28, 2008	For the three months ended June 30, 2007	For the six months ended June 28, 2008	For the six months ended June 30, 2007

Transaction and operating expenses	$-	$583	$243	$1,044
Selling and marketing expenses	66,611	45,855	129,523	90,729
General and administrative expenses	431,615	207,182	968,475	891,929
Interest expense	25,003	-	25,003	-
Total stock-based compensation	$523,229	$253,620	$1,123,244	$983,702

With respect to non-employee stock options that vest at various times and have no significant disincentives for non-performance and/or specific performance commitments, we follow the guidance in Emerging Issues Task Force (“EITF”) Issue No. 96-18. Pursuant to this standard, the value of these options is estimated at each reporting date and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete). The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated each period. As a result, under these arrangements, our initial and periodic recording of stock-based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Dividends on Preferred Stock

Our Series A Convertible Preferred Stock (“Series A Preferred Stock”) accrues dividends of 5% per annum. Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its common stock.  Pursuant to the Company’s Loan and Security Agreement dated June 10, 2008 (see Note D – Loan and Security Agreement), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on either our Series B Convertible Preferred Stock or on our Series C Convertible Preferred Stock.

In January 2008, dividends were declared and satisfied through the issuance of 104,252 shares of our common stock for the period of December 28, 2006 through the dividend payment date of December 31, 2007.  In January 2008, dividends were paid on the voluntary conversion of 220,000 shares of Series A Preferred Stock into 220,000 shares of common stock, in the form of 273 shares of common stock.  Dividends owed but not declared on our Series A Convertible Preferred Stock were approximately $188,500 and $233,200 as of June 28, 2008 and June 30, 2007, respectively.

Fair Value Measurements

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), and we adopted FAS 157, on December 30, 2007, the first day of fiscal year 2008. FAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 4, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements.

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS 159”).  We adopted FAS 159 on December 30, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While FAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The three tiers are as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•
Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•
Level 3-Unobservable Inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.

On March 28, 2008, March 31, 2008 and May 16, 2008, the Company incurred derivative liabilities (in connection with the Company’s equity raise) that were required to be measured at fair value on a recurring basis, and which were initially valued at $163,968. We value our derivatives using valuations that are calibrated to the initial trade prices. Subsequent valuations are based on observable inputs to the valuation model including interest rates, the price of our common stock, and volatilities (see Note F – Derivative Instrument).  On June 12, 2008, the derivative liabilities were settled with a fair value determination of $560,000.  As a result, we recorded a $396,032 loss on the derivative.  At June 28, 2008, the Company did not have any items to be measured at fair value using the hierarchy described above.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FAS 160”). FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. All our subsidiaries are wholly owned. Accordingly, this statement is not expected to have any effect on our financial statements.

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

In May 2008, the FASB issued Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 provides a framework for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company does not expect that the provisions of FAS 162 will result in any change in accounting principles for the Company.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital and during the current six month period ended June 28, 2008, we secured net proceeds of approximately $10.2 million through sales of equity instruments, principally preferred stock.  As a result, we have a cash balance of approximately $5.7 million at June 28, 2008.  Because of our ability to raise capital when necessary, and because we believe that our results of operations will reflect significant improvement in the next fiscal year, we believe that we will have adequate cash resources to fund our normal and recurring operating commitments in the next twelve months.  However, we have incurred significant losses and negative cash flows from operations since our inception, and as a result, we may not be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – COMMON STOCK AND SERIES C PREFERRED STOCK OFFERING

On March 31, 2008 and on May 16, 2008, we entered into Securities Purchase Agreements (the “Purchase Agreements”), with those certain accredited investors party thereto (the “Investors”).  Pursuant to the Purchase Agreements executed on March 31, 2008, the Company issued and sold to the Investors an aggregate of (i) 240,000 shares of common stock, par value $0.001 (“Common Stock”), at a purchase price of $2.50 per share, and (ii) warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $600,000.  Pursuant to the Purchase Agreements executed on May 16, 2008, the Company issued and sold to Mr. Terker (i) 200,000 shares of its Common Stock, at a purchase price of $2.50 per share, and (ii) warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $500,000.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.

Pursuant to the terms of the Purchase Agreements, each Investor had a right to exchange all of its Common Stock and warrants purchased under the Purchase Agreements for shares of securities (“Exchange Securities”) issued by the Company in connection with a subsequent capital raising transaction (“Subsequent Issuance”) upon the same terms and conditions (other than the consideration paid for the Exchange Securities) offered to the purchasers in such Subsequent Issuance.  In the event an Investor exercised its exchange rights, such Investor was entitled to exchange its Common Stock and warrants for the number of Exchange Securities that is equal to the product obtained by multiplying (i) the number of shares of such Investor’s Common Stock purchased under the Purchase Agreements by (ii) a quotient obtained by dividing (X) $2.50 by (Y) the price per share of the Exchange Securities paid by the purchasers thereof in the Subsequent Issuance.  The Investors’ exchange rights under the Purchase Agreements automatically terminate if no Subsequent Issuance occurs within six (6) months following the date of the Purchase Agreements.

Pursuant to an amendment, dated March 31, 2008, between the Company and Bruce E. Terker, to that certain Purchase Agreement, dated as of March 21, 2008, between the Company and Mr. Terker, whereby he purchased 200,000 shares of Common Stock and 100,000 warrants for an aggregate purchase price of $500,000, was amended to grant Mr. Terker the above-described exchange right, as stated above.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.

A special meeting of holders of Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”) of the Company was held on June 2, 2008.  The holders of Series A Preferred and Series B Preferred approved the creation of a new series of preferred stock designated as Series C Convertible Preferred Stock (“Series C Preferred”).  The holders of Series A Preferred also approved the Company entering into an accounts receivable line of credit and approved an amendment to the Certificate of Designations, Rights and Preferences of Series A Preferred, such that the “Liquidation Preference” will be paid on a pari passu basis with the payment of respective liquidation preference payments applicable to the Series B Preferred and Series C Preferred.  In addition, the holders of the Series B Preferred approved an amendment to the Certificate of Designations, Rights and Preferences of Series B Preferred, such that the “Liquidation Preference” will be paid on a pari passu basis with the payment of respective liquidation preference payments applicable to the Series A Preferred and Series C Preferred.

On June 12, 2008, the Company entered into Securities Purchase Agreements, dated as of June 12, 2008 (the “Series C Purchase Agreements”), with several institutional and accredited investors (collectively, the “Purchase Investors”), pursuant to which the Company issued and sold to the Purchase Investors an aggregate of (i) 832,500 shares of its Common Stock, (ii) 3,225,000 shares of its Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), and (iii) warrants to purchase 2,028,750 shares of Common Stock at an exercise price of $2.30 per share (the “Purchase Warrants”), for an aggregate purchase price of $8,115,000.

Pursuant to the terms of the Series C Purchase Agreements, each Purchase Investor who invested $500,000 or less received (i) shares of Common Stock at a purchase price of $2.00 per share, and (ii) Purchase Warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased by such Purchase Investor; provided, however, that at such time as such Purchase Investor, together with its affiliates, owned 750,000 shares of Common Stock, each such Purchase Investor received (A) shares of Series C Preferred Stock at the purchase price of $2.00 per share, and (B) Purchase Warrants to purchase a number of shares of Common Stock equal to 50% of the Series C Preferred Stock purchased by such Purchase Investor.  Each Purchase Investor who invested over $500,000 received (x) Series C Preferred Stock at the purchase price of $2.00 per share, and (y) Purchase Warrants to purchase a number of shares of Common Stock equal to 50% of the Preferred Shares purchased by such Purchase Investor.

Pursuant to the terms of the Series C Purchase Agreements, in consideration for participation in the offer and sale of the Common Stock, Series C Preferred Stock and the Purchase Warrants, each Purchase Investor who invested an amount equal to at least 50% of such Purchase Investor’s investment in the Company’s June 29, 2007 offer and sale of Common Stock, Series B Preferred Stock (as defined below) and warrants to purchase an aggregate of 1,511,600 shares of Common Stock (collectively, the “June 2007 Warrants”), such Purchase Investor’s June 2007 Warrants were amended as of the closing date of the Series C Purchase Agreements such that the exercise price per share of such Purchase Investor’s June 2007 Warrants was reduced from $5.00 per share to $2.30 per share.  Except for the above-referenced amendment, the June 2007 Warrants remained unchanged and in full force and effect.

Also on June 12, 2008, the Company entered into Securities Exchange Agreements, dated as of June 12, 2008 (the “Exchange Agreements”), with several institutional and accredited investors (the “Exchange Investors” and, together with the Purchase Investors, the “Investors”).  Pursuant to the Exchange Agreements, the Company issued (i) an aggregate of 587,500 of Common Stock and 812,500 shares of Series C Preferred Stock in exchange for the surrender by the Exchange Investors of 1,120,000 shares of Common Stock purchased by the Exchange Investors from the Company between March 21, 2008 and May 16, 2008, and (ii) warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $2.30 per share (“Exchange Warrants” and, together with the Purchase Warrants, the “Warrants”) in exchange for the surrender by the Exchange Investors of warrants to purchase up to 560,000 shares of Common Stock at an exercise price of $3.25 per share purchased by the Exchange Investors between March 21, 2008 and May 16, 2008.

Pursuant to the terms of the Series C Purchase Agreements and the Exchange Agreements, the Company shall, upon request from the Investors and subject to receipt of necessary information from the Investors after prompt request from the Company to the Investors to provide such information, prepare and file with the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable, a registration statement on such form that is then available to the Company (the “Registration Statement”) to enable the resale of (i) the Common Stock and, (ii) the shares of Common Stock into which the Series C Preferred Stock is convertible and the Warrants are exercisable (collectively, the “Conversion Shares”), by the Investors from time to time on the OTC Bulletin Board or in privately-negotiated transactions.  The Company shall also use its commercially reasonable efforts to cause the Registration Statement to become effective and to prepare and file with the SEC such amendments and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary to keep the Registration Statement current, effective and free from any material misstatement or omission to state a material fact for a period not exceeding the earlier of (i) in the case of the Common Stock and Conversion Shares issued to the Purchase Investors pursuant to the terms of the Purchase Agreements, (A) all of such Common Stock and Conversion Shares has been sold, (B) all of such Common Stock and Conversion Shares may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Act”), without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 of the Act, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the transfer agent and the affected Purchase, or (C) the second anniversary of the closing date of the Series C Purchase Agreements and Exchange Agreements, and (ii) in the case of the Common Stock and Conversion Shares issued to the Exchange Investors pursuant to the terms of the Exchange Agreements, (A) the second anniversary of the closing date of the Exchange Agreements, (B) the date on which the Exchange Investors may sell all of such Common Stock and Conversion Shares without restriction by the volume limitations of Rule 144(e) of the Act, or (C) such time as all of such Common Stock and Conversion Shares have been sold pursuant to a registration statement.

The Warrants entitle the Investors to purchase up to an aggregate of 2,728,750 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants expire after a five-year term and may be exercised by means of a “cashless exercise.”  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer Investment, Ltd. (“Midsummer”), the Company has agreed that the Series C Preferred Stock and Purchase Warrants held by Midsummer shall not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

In the aggregate, pursuant to the Purchase Agreements executed on March 28, 2008, the Purchase Agreements executed on March 31, 2008, the Series C Purchase Agreements executed on June 12, 2008 and the Purchase Agreements, dated as of March 21, 2008 and May 16, 2008, between the Company and Mr. Terker, as amended, the aggregate purchase price paid for the Series C Preferred Stock, Common Stock and Warrants was $10,915,000.

Collins Stewart LLC and Emerging Growth Equities, Ltd. (“EGE”) acted as placement agents for the above-described transactions and shared equally share a $535,600 fee and a warrant to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013.  Robert A. Berlacher, a former member of the Company’s Board of Directors and a current stockholder of the Company, is a co-founder and director of EGE Holdings, Ltd. (“EGE Holdings”), a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale or exchange of Common Stock, Series C Preferred Stock and the Warrants.

NOTE D – LOAN AND SECURITY AGREEMENT

On June 10, 2008, the Company and its wholly-owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd., Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Loan and Security Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans will be funded by the Lenders into a deposit account subject to the Lenders’ lien, and funds in the deposit account will be used solely to make payments to SVC issuers for credit to SVCs.  Loan amounts in the deposit account will accrue interest at 6% per annum, and loan amounts withdrawn from the deposit account will accrue interest at 16% per annum.  Loans may be repaid and reborrowed in accordance with the provisions of the Loan and Security Agreement.  The Lenders also received warrants dated July 21, 2008 entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $1.4 million, which amount will be recorded to deferred financing costs and amortized over the twelve months of the Loan and Security Agreement.

The maturity date of the Credit Facility is one year after the date of the initial borrowing.  The maturity date may be extended by an additional six months upon the satisfaction of certain conditions.  The Credit Facility provides for customary events of default, including but not limited to (i) the occurrence of a material adverse change, and (ii) the occurrence of a change of control.  The Credit Facility contemplates that, with Lender consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of August 4, 2008, the Company has not requested the initial borrowing and has full availability of the facility for funding.

Collins Stewart LLC and EGE acted as placement agents for the above described transaction and shared equally a $310,000 fee.  The placement agent fees are reflected in deferred financing costs.

NOTE E - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares to a total of 3,300,000 shares.  As of June 28, 2008, we had 2,826,928 total options outstanding, consisting of 2,753,120 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2018.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the six months ended June 28, 2008 and June 30, 2007:

	Six months ended	Six months ended
	June 28, 2008	June 30, 2007
Expected term in years	5	5
Expected stock price volatility	73.1% - 75.1%	106.3% - 169.0%
Risk free interest rate	2.67% - 3.08%	4.5% - 4.8%
Dividend yield	0%	0%

The following table describes our stock option activity for the six months ended June 28, 2008:
	Number of Options	Weighted average exercise price per share (priced at date of grant)

Outstanding at December 29, 2007	2,403,966	$3.59
Granted	458,000	$3.61
Cancelled	(35,038)	$2.41

Outstanding at June 28, 2008	2,826,928	$3.60

Options granted at or above market value during the six months ended June 28, 2008	458,000

The following table summarizes information regarding options that are outstanding at June 28, 2008:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$1.50	1,155,827	8.5	$1.50	821,948	$1.50
$2.20-$8.00	1,454,244	6.4	$3.85	907,440	$3.72
$8.20-$13.80	163,107	2.7	$10.76	163,107	$10.76
$15.60-$32.00	53,750	1.9	$20.34	53,750	$20.34
	2,826,928	6.9	$3.60	1,946,245	$3.83

Since our options have exercise prices equal to their market prices on the date of grant, no intrinsic value exists in our options.  The grant-date fair value of options granted during the six month periods ended June 28, 2008 and June 30, 2007 was approximately $1,020,000 and $2,507,000, respectively.  The total fair value of shares vested during the three and six months ended June 28, 2008 was approximately $503,000 and $1,098,300, respectively.  The aggregate stock-based compensation not yet recognized at June 28, 2008 was approximately $1,791,000, which amount is expected to be recognized as expense over a period of approximately three years.

Officer Stock Options

In connection with their initial employment agreements (see Note G – Commitments and Contingencies), our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer, received stock options to purchase approximately 603,400 and 284,000 shares, respectively, of Common Stock at $1.50 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $845,000 and $400,000, respectively.  These amounts are being recognized as stock-based compensation expense on a straight line basis as the options vest. The grants were equal to 4.25% and 2.00% respectively, of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The options are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Messrs. Welch and Springer were awarded 197,855 and 93,108 stock options, respectively, at $3.40 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $619,000 and $291,000, respectively.  These grants were equal to approximately 4.25% and 2.0% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

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

On January 24, 2008, the Company’s Board of Directors awarded the following stock options:

•
Mr. Welch and Mr. Springer were awarded 95,000 and 45,000 stock options, respectively, at an exercise price of $4.00 per share. Using the Black-Scholes option valuation model an aggregate fair value of approximately $344,400 is expected to be recognized over the vesting periods of the options.  The first seventeen installments vested on January 28, 2008 and accordingly at that time 17/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

•
A total of 155,000 stock options were awarded to eight other officers at an exercise price of $4.00 per share.  Using the Black-Scholes option valuation model an aggregate fair value of approximately $381,300 is expected to be recognized as stock based compensation over the vesting periods of the options.  The options for the eight officers vest one third at the one year anniversary and then ratably for the following 24 months.

Non Employee Director Options

During the quarter ended June 28, 2008, 60,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant with an exercise price of $2.20, had a fair value of approximately $83,000. This amount was included in employee and director stock-based compensation in the statement of operations for the six months ended June 28, 2008.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding at June 28, 2008 that allow the holder to purchase a like amount of common stock.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007	120,928	$3.30	June 29, 2012

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008	109,150	$2.53	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 29, 2007	155,100	$5.00	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007 as amended for participation in the June 12, 2008 Securities Purchase Agreements	1,356,500	$2.30	June 29, 2012

Pursuant to the Exchange Securities dated June 12, 2008	700,000	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 12, 2008	2,028,750	$2.30	June 12, 2013

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Compensation for Mr. Bruce E. Terker in connection with the Guarantee and Indemnification Agreements for bond collateral required for our state licensing initiative	12,171	$3.35	3,716 on April 1, 2013 and 8,455 on June 30, 2013

Consulting services agreement	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at June 28, 2008	5,045,099	$2.37

On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million. Approximately $0.8 million of the collateral for the letter of credit was provided by Mr. Bruce E. Terker. In connection with this accommodation, the Company and Mr. Terker entered into a Guaranty and Indemnification Agreement.  Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Common Stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year and expensed to interest expense as the warrants are earned.  Non-cash interest expense charged to earnings valued using the Black-Scholes option pricing model was $25,003 for the six months ended June 28, 2008.

On June 12, 2008, pursuant to the Exchange Provision of the Securities Purchase Agreements dated March 21, 2008, March 28, 2008, March 31, 2008 and May 16, 2008, warrants that were issued that allowed the holder to purchase 560,000 shares of common stock at a price per share of $3.25 and expiring three years from the date of issuance, were replaced as part of the Exchange Securities with warrants that allow the holders to purchase 700,000 shares of common stock at $2.30 per share and expiring five years from the date of issuance.

Also, as part of the terms of the June 12, 2008 Securities Purchase Agreements, each Purchase Investor who invested an amount equal to at least 50% of such Purchase Investor’s investment in the Company’s June 29, 2007 offer and sale of Common Stock, Series B Preferred Stock and warrants to purchase an aggregate of 1,511,600 shares of Common Stock (collectively, the “June 2007 Warrants”), such Purchase Investor’s June 2007 Warrants were amended as of the closing date of the Purchase Agreements such that the exercise price per share of such Purchase Investor’s June 2007 Warrants was reduced from $5.00 per share to $2.30 per share.  Except for the above-referenced amendment, the June 2007 Warrants remained unchanged and in full force and effect.

Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for June 12, 2008 Securities Purchase and Exchange Agreements transactions (see Note C – Common Stock and Series C Preferred Stock Offering) and received as partial compensation warrants to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $184,300.

NOTE F – DERIVATIVE INSTRUMENT

Pursuant to certain provisions of the Securities Purchase Agreements discussed in Note C – Common Stock and Series C Preferred Stock Offering, the Company recognized a derivative liability pursuant to FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” because the Exchange Securities (see Note C) created a put-liability related to certain common stock and warrants of the Company.  The derivative liability was initially and subsequently measured at fair value and was eliminated after the Subsequent Issuance occurred on June 12, 2008.  As of June 28, 2008, the Company does not have any derivative liabilities.

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under these leases are approximately as follows at June 28, 2008:

Twelve months ending	Amounts

June 2009	$332,300
June 2010	198,500
June 2011	202,800
June 2012	207,300
June 2013	52,100

Total	$993,000

Rent expense included in loss from continuing operations for the six months ended June 28, 2008 and June 30, 2007 approximated $170,100 and $147,700, respectively.

Employment Agreements

We are obligated under the employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond Springer.  The employment agreements have a term from September 5, 2006 to December 31, 2008 and provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Mr. Welch’s agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

In addition to the above, Messrs. Welch and Springer received certain stock options as described in Note E – Stock Options and Warrants.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During the six months ended June 28, 2008 and the six months ended June 30, 2007, we made aggregate payments of approximately $252,500 and $56,700, respectively to Metavante, $5,900 and $1,600, respectively to PDNB and no payments to FNB&T under these arrangements.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balance levels for our card programs.  As of June 28, 2008, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T were $225,000, of which these balances are reflected in other assets.

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

We may also become involved in certain other litigation from time to time in the ordinary course of business. However at June 28, 2008, to the best of our knowledge, no such litigation exists or is threatened.

End of Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a program manager and marketer of Stored Value Cards (“SVCs”). There are three basic types of SVCs that we currently market: reloadable general spend cards, fixed denomination gift cards and payroll cards. The reloadable general spend and gift SVCs are marketed to the consumer through retailer programs managed by established prepaid card distributors or large retailers. Payroll SVCs are marketed to employers by our internal sales force. The loading of SVCs either takes place over our proprietary nFinanSe Network TM or through Automated Clearing House (“ACH”) transactions, or though batch loads.  nFinanSe Network TM transactions can take place at any retailer who is selling our cards and at several different payment and remittance processors such as Western Union® and MoneyGram®.

Reloadable general spend SVCs  are primarily targeted at the “cash-based consumer” credit market, which consists principally of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are recent immigrants, recently divorced, young or have no credit history or low income.  We believe gift SVCs have gained a high degree of consumer acceptance and our gift SVCs are marketed to appeal to the “cash-based consumer” market segment. We market payroll SVCs directly to employers whose employee demographics fit the cash-based market profile.

We earn revenues when a SVC is sold, when a reloadable SVC is reloaded, when the SVC is used for purchases or ATM transactions and for maintaining the use of the card on a monthly basis. The revenue that we earn can vary by the transaction type and the source of the transaction.

Discontinued Operations. In September 2006, we decided to discontinue the operations of our wholesale long distance and prepaid phone card subsidiary, MBI Services Group, LLC. Accordingly, all financial information pertaining to this discontinued business has been eliminated from ongoing operations for all periods presented in the financial statements included in this report and is shown as a single line item entitled “Discontinued Operations.”

Results of Operations. Our principal operations commenced in 2001; however, to this date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”), sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through June 28, 2008 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Lack of Profitability of Business Operations since 2001. During the years leading up to fiscal 2006, we were primarily focused on selling Visa and MasterCard SVCs and experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a process, which became known as the nFinanSe Network TM, to allow the consumer to perform value loads in a retail environment. To enhance the load center footprint, in fiscal 2006, we entered into agreements with MoneyGram® and Western Union® whereby SVCs could be loaded at their locations.

Further, in 2006, and as amended in June 2007, we signed an agreement with DFS Services, LLC that permits us to provide Discover® Network-branded SVCs directly or through a card issuing bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we were previously selling. Consequently, we focused on implementing the agreement with DFS Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our then-existing SVC programs by disposing of the associated SVC inventory. The time and money lost due to the difficulties and interruptions we had previously experienced had hindered our progress and ability to make a profit.

In late 2006 we developed a new go-to-market strategy centered around marketing bank-issued Discover Network ® branded SVCs through well established prepaid card distributors combined with the load performing ability of the nFinanSe Network. In 2007 we secured agreements with several prepaid card distributors including Interactive Communications (“InComm”). InComm reports to distribute prepaid card products to retailers with more than 100,000 locations throughout the United States.  We had to source a new bank to issue cards for InComm’s retailers and we began the task of integrating our network with InComm’s.  Additionally, the issuing bank required that we immediately begin making application for licenses in those states claiming jurisdiction over SVCs. The general spend card is a relatively new product for most distributors and it has taken time to integrate to the distributors and to market to their retail partners. We expect several large InComm retailers to begin marketing our cards in the next few months.

At June 28, 2008, there were over 70,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram®) and approximately 340 retail locations offered our SVCs for sale and for reload services.

Revenues. We produce revenues through four general types of transactions:
•	Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
•	Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, which arise when a card with a cash balance is charged for monthly maintenance.
•	Interest revenue, which arises from earnings on overnight investing of card balances by our card issuing bank.

These fees differ by card type, issuing bank and transaction type.
Revenues for the three months ended June 28, 2008 and the three months ended June 30, 2007 were $7,345 and $12,992, respectively.  Revenues for the six months ended June 28, 2008 and the six months ended June 30, 2007 were $15,992 and $14,760, respectively.  Revenues in both 2007 and 2008 were restricted due to delays in getting cards for sale into retail locations.  These delays stem from the distributors inability to (i) timely certify their equipment, (ii) successfully complete pilots, (iii) market, train and make sales to their retailers on the Company’s products, and (iv) rollout cards prior to the fourth quarter holiday season, a traditional blackout time for system or product initiatives.  During 2007, our focus was on executing agreements with prepaid card distributors.  As such, we have executed agreements with other prepaid card distributors including InComm, Now Prepay, ViaOne and Emida(QComm). These distributors provide prepaid programs at more than 100,000 retail locations in the United States and we expect that InComm will begin marketing our SVCs before the end of the third quarter of 2008.

Operating Expenses.  Operating expenses for the three months ended June 28, 2008 increased $1,576,061 to $3,821,613 compared with $2,245,552 for the three months ended June 30, 2007, a 70% increase. Operating expenses for the six months ended June 28, 2008 increased $2,291,876 to $7,212,879 compared with $4,921,003 for the six months ended June 30, 2007, a 47% increase. These changes in our operating expenses are attributable to the following:

•
Transaction and operating expenses. Transaction and operating expenses for the three month periods ended June 28, 2008 and June 30, 2007 were $484,138 and $240,612, respectively, a 101% increase, and for the six month periods ended June 28, 2008 and June 30, 2007, $937,444 and $441,052, respectively, a 113% increase.   The components of expense are:

Description	For the three months ended June 28, 2008	For the three months ended June 30, 2007	For the six months ended June 28, 2008	For the six months ended June 30, 2007
SVC card cost, program and transaction expenses	$229,254	$136,048	$465,622	$234,944
Inventory reserves	28,954	4,735	57,925	9,342
Stock based compensation	-	583	243	1,044
Customer service expenses	225,930	99,246	413,654	195,722
Total Transaction and Operating Expenses	$484,138	$240,612	$937,444	$441,052

SVC card cost, program and transaction expenses increased $93,206, or 69%, when comparing the three month period ended June 28, 2008 with the three month period ended June 30, 2007.  For the six month period ended June 28, 2008, the increase was $230,678, or 98%, when compared with the six month period ended June 30, 2007.  These increases are primarily attributable to the periodic transaction costs associated with carrying a larger number of cards available for sale in 2008 versus the amount of cards available for sale in 2007.  The number of cards available for sale during the six months of 2008 was approximately 3.5 million compared to 0.5 million in the same period of 2007.

Inventory reserves increased $24,219 and $48,583, respectively, when comparing the three and six month periods ended June 28, 2008 with the three month and six month periods ended June 30, 2007.  This is due primarily to the higher inventory levels at our distributors and the resulting increase in potential lost, damaged or obsolete SVC card packages.

Customer service expenses increased $126,684 to $225,930 when comparing the three month period ended June 28, 2008 with the three month period ended June 30, 2007, a 128% increase.  For the six month period ended June 28, 2008, customer service expenses were $217,932, or 111% higher than the six month period ended June 30, 2007. The increase in the three and six month periods is primarily due to the increase in staff for our 24 hour/seven days a week customer service department to support our SVC products.

•
Selling and marketing expenses. Selling and marketing expenses increased $560,976 to $1,161,930 when comparing the three month period ended June 28, 2008 with the same period from a year ago, a 93% increase.  For the six month period ended June 28, 2008, selling and marketing expenses increased $944,596, or 83% over the same period from the prior year. The components of expense are:

Description	For the three months ended June 28, 2008	For the three months ended June 30, 2007	For the six months ended June 28, 2008	For the six months ended June 30, 2007
Advertising and marketing expenses	$573,628	$159,672	$881,706	$304,008
Sales force expenses	521,691	396,939	1,065,737	737,633
Stock based compensation	66,611	44,343	129,523	90,729
Total selling and marketing expenses	$1,161,930	$600,954	$2,076,966	$1,132,370

Advertising and marketing expenses increased 259%, or $413,956, to $573,628 when comparing the three month period ended June 28, 2008 with the three month period ended June 30, 2007.   A comparison of the six month period ended June 28, 2008 with the six month period ended June 30, 2007 shows a $577,698 increase, or 190%, for the current six month period.  These period to period changes were primarily composed of increases in media and advertising agency expenses for a national trade print advertising campaign in the current three and six month periods with none in the prior three and six month periods, and a small increase for point-of-sale displays provided to our distributors.

Sales force expenses increased $124,752 to $521,691, a 31% increase for the three month period ended June 28, 2008 when compared with the three month period ended June 30, 2007.  On a six month basis, the period ended June 28, 2008 increased $328,104, or 44%, from the period ended June 30, 2007.  The principal components of this increase are employee compensation and benefits expense, travel and entertainment expense, and rent expense.  The increase in sales force compensation and travel and entertainment expenses can be attributed to the 10 additional headcount for the sales force that occurred primarily in the first quarter of 2008.  In addition, the increase in rent expense is comprised of rent for the sales offices located in Atlanta and Dallas that were opened within the past twelve months, and rent for temporary warehouse space to store point-of-purchase displays for our distributors that were produced in anticipation of increased sales during this fiscal year.

•
General and administrative expenses. General and administrative expenses increased 55%, or $771,559, to $2,175,545 during the three month period ended June 28, 2008 when compared with the three month period ended June 30, 2007. On a six month basis, expenses for the period ended June 28, 2008 increased $850,888, or 25%, from the same period in 2007.  The components of expense are:

Description	For the three months ended June 28, 2008	For the three months ended June 30, 2007	For the six months ended June 28, 2008	For the six months ended June 30, 2007
Payroll, benefits and taxes	$866,205	$550,058	$1,575,994	$1,252,513
Stock based compensation	431,615	208,694	968,475	891,929
Professional legal and licensing expense	511,797	312,873	914,227	520,712
Office and occupancy expenses	225,428	194,236	462,070	381,983
Impairment expense	-	10,157	-	41,139
Other administrative expense	140,500	127,968	277,703	259,305
Total General and Administrative Expenses	$2,175,545	$1,403,986	$4,198,469	$3,347,581

When comparing the three month period ended June 28, 2008 with the three month period ended June 30, 2007, changes in the expense categories are primarily attributable to:

▪
increased payroll, benefits and taxes expenses of $316,147, due to $165,000 for the 2007 bonus compensation awards recorded and paid in the current quarter, headcount increases in engineering, legal/compliance and other administrative areas, and annual compensation increases,

▪
increased stock based compensation expense of $177,995, which is primarily attributable to the May 2008 grant of the annual stock options granted to the members of the board of directors, the options granted to Mr. Welch and Mr. Springer under their employment contract, and the expense of options granted to new hires,

▪
increased professional, legal and licensing expense of $128,925 due to recruiting costs for our new sales hires, programming costs to extend the life of our existing telephone system, legal and professional fees incurred in connection with our state licensing initiative, and additional expenses related to complying with state and federal regulations, and

▪	increased office and occupancy expenses of $31,192 primarily due to expenses incurred as the result of a greater number of employees, and increased travel related to implementation of new programs.

When comparing the six month period ended June 28, 2008 with the six month period ended June 30, 2007, changes in the expense categories are primarily attributable to:

▪
increased payroll, benefits and taxes expenses of $323,481, due to $165,000 for the 2007 bonus compensation awards recorded and paid in the second quarter of 2008, headcount increases in engineering, legal/compliance and other administrative areas, and annual compensation increases,

▪
increased stock based compensation expense of $76,546, which is attributable to the expense for options granted to Mr. Welch and Mr. Springer under their employment contract, and the expense of options grated to other officers and new hires,

▪
increased professional, legal and licensing expense of $393,515 due  to recruiting costs for our new sales hires, programming costs to extend the life of our existing telephone system, legal and professional fees incurred in connection with our state licensing initiative, and additional expenses related to complying with state and federal regulations, and

▪	increased office and occupancy expenses of $80,087 primarily due to expenses incurred as the result of a greater number of employees, and increased travel related to implementation of new programs.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for the three month periods ended June 28, 2008 and June 30, 2007 was $3,814,268 and $2,232,560, respectively.  The loss for the six months periods ended June 28, 2008 and June 30, 2007 were $7,196,887 and $4,906,243, respectively.

Other Income (Expense):

Interest income. Interest income decreased $12,411 from $18,256 for the fiscal quarter ended June 30, 2007 to $5,845 for the fiscal quarter ended June 28, 2008.  For the six month period ended June 28, 2008, interest income declined $34,855, when compared with the six month period ended June 30, 2007.  These decreases are attributable to lower bank balances and lower effective investment interest rates in 2008 as compared to 2007 on overnight investments, and a penalty imposed for the early redemption of our short term investment.

Interest expense. Interest expense was $55,050 and $55,466, respectively for the three and six month periods ended June 28, 2008.  Non-cash interest expense for the six months ended June 28, 2008 was $25,003 and relates to the fair value of warrants earned under the Guaranty and Indemnification Agreement between the Company and Mr. Bruce E. Terker.  Cash interest of approximately $30,000 for the six month period relates to the Guaranty and Indemnification Agreement between the Company and Mr. Jeffrey Porter.   The agreements with Messrs. Terker and Porter support collateral required for bonds issued in connection with our state licensing efforts.   There was no interest expense incurred during the three and six month periods ended June 30, 2007.

Loss on derivative financial instruments.  Loss on derivative financial instruments was $396,032 for the three and six month periods ended June 28, 2008.   Pursuant to certain provisions of the Securities Purchase Agreements discussed in Note C – Common Stock and Series C Preferred Stock Offering, the Company recognized derivative liabilities pursuant to FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” because the Exchange Securities (as defined in Note C – Common Stock and Series C Preferred Stock Offering) created a put-liabilities of the Company’s common stock.  The derivative liabilities were required to be measured at fair value on a recurring basis, and which were initially valued at $163,968.  Subsequent valuations are based on observable inputs to the valuation model including interest rates, price of our common stock, and volatilities (see Note F – Derivative Instrument).  On June 12, 2008, the derivative liabilities were settled with a fair value determination of $560,000.  As a result, we recorded a $396,032 loss on the derivatives.  At June 28, 2008, the Company did not have any remaining items to be measured at fair value and does not have any remaining derivative liabilities.  No income or expense was recognized for the three and six month periods ended June 30, 2007.

Other income (expense).  For the three and six month period ended June 28, 2008, we recorded other expense of $758.  This compares to expense of $6,083 recorded for the three month period ended June 30, 2007, and income of $27,243 recorded for the six month period ended June 30, 2007.  The six month period income for 2007 primarily consists of $31,693 received from the settlement of a lawsuit with a former service provider, $1,600 for the gain on sale of assets, offset by $5,600 in expenses related to the issuance of a third party warrant.

Loss from Continuing Operations. Loss from continuing operations was $4,260,263 for the fiscal quarter ended June 28, 2008 or $2,039,876 higher than the loss from continuing operations of $2,220,387 for the fiscal quarter ended June 30, 2007.  Loss from continuing operations for the six month period ended June 28, 2008 was $7,642,301 or $2,804,998 higher than the loss from continuing operations for the same period in 2007.

Liquidity and Capital Resources. From inception to June 28, 2008, we have raised net proceeds of approximately $39,832,000 from financing activities. We used these proceeds to fund operating and investing activities.

Net cash used in operating activities was approximately $7,296,000 and $3,885,000 for the six month periods ended June 28, 2008 and June 30, 2007, respectively.  The increase in cash used in operations was the result of increases in inventories for the Discover ® Network cards, prepayments for our national trade print advertising campaign and higher operating losses incurred during the current fiscal quarter from the same period of the prior year.

Net cash provided by investment activities for the six month period ended June 28, 2008 was approximately $652,300 consisting of the redemption of our short term investment of $725,500 and $73,200 for purchases of property and equipment primarily for additional computer hardware and software for new employees and nFinanSe NetworkTM.  Net cash used in investment activities for the six month period ended June 30, 2007 was approximately $47,100, which was primarily for computer hardware and software.

During the six month period ended June 28, 2008, we secured net cash provided by financing activities of approximately $10,258,700 through sales of our equity instruments slightly offset by $368,083 of deferred financing costs incurred in connection with our Loan and Security Agreement.  We had a cash balance of approximately $5.7 million as of June 28, 2008.

On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million. The collateral, which was in the form of a one year letter of credit from a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter, one of our major stockholders, and Bruce E. Terker, a current member of our Board of Directors and major stockholder, and the Company. Approximately $1 million of the collateral for the letter of credit was arranged by Mr. Porter and the remaining collateral for the letter of credit was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into Guaranty and Indemnification Agreements. Mr. Porter agreed to a compensation of 2% of the $1,000,000 in collateral per quarter paid in arrears in cash. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Company’s common stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year. The Guarantee and Indemnification Agreements can be cancelled by the Company upon receiving a more favorable arrangement from another party.  After one year, it is expected that the Company will have the ability to fund the collateral requirement, if any, without the assistance of the guarantors.

On June 10, 2008, the Company and its wholly-owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer, Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Loan and Security Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of their assets.  Loans will be funded by the Lenders into a deposit account subject to the Lenders’ lien, and funds in the deposit account will be used solely to make payments to stored value card issuers for credit to stored value cards.  Loan amounts in the deposit account will accrue interest at 6% per annum, and loan amounts withdrawn from the deposit account will accrue interest at 16% per annum.  Loans may be repaid and reborrowed in accordance with the provisions of the Loan and Security Agreement.

The maturity date of the Credit Facility is one year after the date of the initial borrowing.  The maturity date may be extended by an additional six months upon the satisfaction of certain conditions.  The Credit Facility provides for customary events of default, including but not limited to (i) the occurrence of a material adverse change, and (ii) the occurrence of a change of control.  The Credit Facility contemplates that, with Lender consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of August 4, 2008, the Company has not requested the initial borrowing and has full availability of the facility for funding Eligible Accounts.

Because we have been able to raise capital when necessary, and because we believe that our results of operations will reflect significant improvement in the next fiscal year, we believe that we will have adequate cash resources and financings in place to fund our normal and recurring operating commitments in the next twelve months.  However, we have incurred significant losses and negative cash flows from operations since our inception, and as a result, no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there may be unforeseen difficulties going forward.  This could hamper our ability to raise the funds necessary to permit us to continue as a going concern. If we are able to raise required funds, the terms and conditions of such financing may be highly dilutive to existing stockholders.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in customer service.  The Company hired an additional eight new sales employees in January 2008, and hired a compliance officer in May.  In the fourth quarter of fiscal 2007, we relocated to an approximately 11,400 square foot office in the greater Tampa, Florida area because we believed that our former location in Bradenton, Florida made recruiting quite difficult due to the demographics of the area. The lease for our new Tampa office commenced on our move-in date in October 2007. The total minimum payments, exclusive of sales taxes and common area maintenance charges, over the five-year lease obligation are approximately $740,000. After our move to the Tampa location, we vacated the leased premises in Bradenton, Florida; however, we remain liable for approximately $54,000 of rent payable under our Bradenton lease through December 2008.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at June 28, 2008:

Twelve months ending	Amounts
June 2009	$332,300
June 2010	198,500
June 2011	202,800
June 2012	207,300
June 2013	52,100

Total	$993,000

Employment Agreements

At June 28, 2008, we are obligated under the employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond Springer.  The employment agreements have a term from September 5, 2006 to December 31, 2008 and provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Mr. Welch’s agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

In connection with their initial employment agreements, Messrs. Welch and Springer, received stock options to purchase approximately 603,400 and 284,000 shares, respectively, of our common stock at $1.50 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $845,000 and $400,000, respectively.  These amounts are being recognized as stock-based compensation expense on a straight line basis as the options vest. The grants were equal to 4.25% and 2.00% respectively, of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The options are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Messrs. Welch and Springer were awarded 197,855 and 93,108 stock options, respectively, at $3.40 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $619,000 and $291,000, respectively.  These grants were equal to approximately 4.25% and 2.0% of the shares of our total stock and warrants issued under the June 29, 2007 Securities and Purchase Agreements. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

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

On January 24, 2008, the Company’s Board of Directors awarded Messrs. Welch and Springer 95,000 and 45,000 stock options, respectively, at an exercise price of $4.00 per share. Using the Black-Scholes option valuation model an aggregate fair value of approximately $344,400 is expected to be recognized over the vesting periods of the options.  The first seventeen installments vested on January 28, 2008 and accordingly at that time 17/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balance levels for our card programs.  As of June 28, 2008, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T were $225,000.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 28, 2008 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

We may also become involved in certain other litigation from time to time in the ordinary course of business. However at June 28, 2008, to the best of our knowledge, no such litigation exists or is threatened.

Item 1A.    Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in Part I, Item 1, “Risk Factors,” in our annual report on Form 10-KSB for the year ended December 29, 2007, which could materially affect our business, financial condition or future results.  Except for the risk factor below, there have been no material changes in risk factors from our Form 10-KSB for the year ended December 29, 2007.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the six months ended June 28, 2008, and losses since inception were $4,260,263 and $43,169,979, respectively.  The extent to which we experience losses will depend on a number of factors, including:

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could harm the market price of our common stock and could materially impair our ability to raise capital in the future through offerings of our common stock or securities convertible into our common stock.

If InComm fails to perform due to a significant delay in the implementation of our agreement, our financial condition and business prospects could be materially adversely affected.

Our business plan focuses on distributing SVCs to retailers through established prepaid card distributors.  InComm distributes various prepaid products to retailers representing more than 145,000 locations throughout the United States.  We signed a contract with InComm in October 2007 to have InComm promote and distribute our SVCs.  Commencement of the distribution of our SVCs by InComm has been delayed pending the closing of the acquisition of InComm by First Data Corporation.  If this delay is extended after the consummation of the acquisition of InComm by First Data Corporation, our financial condition and business prospects could be materially adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock and Series C Preferred Stock Offering

On March 31, 2008 and on May 16, 2008, we entered into Securities Purchase Agreements (the “Purchase Agreements”), with those certain accredited investors party thereto (the “Investors”).  Pursuant to the Purchase Agreements executed on March 31, 2008, the Company issued and sold to the Investors an aggregate of (i) 240,000 shares of common stock, par value $0.001 (“Common Stock”), at a purchase price of $2.50 per share, and (ii) warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $600,000.  Pursuant to the Purchase Agreements executed on May 16, 2008, the Company issued and sold to Mr. Terker (i) 200,000 shares of its Common Stock, at a purchase price of $2.50 per share, and (ii) warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $500,000.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.

Pursuant to the terms of the Purchase Agreements, each Investor had a right to exchange all of its Common Stock and warrants purchased under the Purchase Agreements for shares of securities (“Exchange Securities”) issued by the Company in connection with a subsequent capital raising transaction (“Subsequent Issuance”) upon the same terms and conditions (other than the consideration paid for the Exchange Securities) offered to the purchasers in such Subsequent Issuance.  In the event an Investor exercised its exchange rights, such Investor was entitled to exchange its Common Stock and warrants for the number of Exchange Securities that is equal to the product obtained by multiplying (i) the number of shares of such Investor’s Common Stock purchased under the Purchase Agreements by (ii) a quotient obtained by dividing (X) $2.50 by (Y) the price per share of the Exchange Securities paid by the purchasers thereof in the Subsequent Issuance.  The Investors’ exchange rights under the Purchase Agreements automatically terminate if no Subsequent Issuance occurs within six (6) months following the date of the Purchase Agreements.

Pursuant to an amendment, dated March 31, 2008, between the Company and Bruce E. Terker, to that certain Purchase Agreement, dated as of March 21, 2008, between the Company and Mr. Terker, whereby he purchased 200,000 shares of Common Stock and 100,000 warrants for an aggregate purchase price of $500,000, was amended to grant Mr. Terker the above-described exchange right, as stated above.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.

A special meeting of holders of Series A Convertible Preferred Stock (“Series A Preferred”) and Series B Convertible Preferred Stock (“Series B Preferred”) of the Company was held on June 2, 2008.  The holders of Series A Preferred and Series B Preferred approved the creation of a new series of preferred stock designated as Series C Convertible Preferred Stock (“Series C Preferred”).  The holders of Series A Preferred also approved the Company entering into an accounts receivable line of credit and approved an amendment to the Certificate of Designations, Rights and Preferences of Series A Preferred, such that the “Liquidation Preference” will be paid on a pari passu basis with the payment of respective liquidation preference payments applicable to the Series B Preferred and Series C Preferred.  In addition, the holders of the Series B Preferred approved an amendment to the Certificate of Designations, Rights and Preferences of Series B Preferred, such that the “Liquidation Preference” will be paid on a pari passu basis with the payment of respective liquidation preference payments applicable to the Series A Preferred and Series C Preferred.

On June 12, 2008, the Company entered into Securities Purchase Agreements, dated as of June 12, 2008 (the “Series C Purchase Agreements”), with several institutional and accredited investors (collectively, the “Purchase Investors”), pursuant to which the Company issued and sold to the Purchase Investors an aggregate of (i) 832,500 shares of its Common Stock, (ii) 3,225,000 shares of its Series C Convertible Preferred Stock, $0.001 par value per share (“Series C Preferred Stock”), and (iii) warrants to purchase 2,028,750 shares of Common Stock at an exercise price of $2.30 per share (the “Purchase Warrants”), for an aggregate purchase price of $8,115,000.

Pursuant to the terms of the Series C Purchase Agreements, each Purchase Investor who invested $500,000 or less received (i) shares of Common Stock at a purchase price of $2.00 per share, and (ii) Purchase Warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased by such Purchase Investor; provided, however, that at such time as such Purchase Investor, together with its affiliates, owned 750,000 shares of Common Stock, each such Purchase Investor received (A) shares of Series C Preferred Stock at the purchase price of $2.00 per share, and (B) Purchase Warrants to purchase a number of shares of Common Stock equal to 50% of the Series C Preferred Stock purchased by such Purchase Investor.  Each Purchase Investor who invested over $500,000 received (x) Series C Preferred Stock at the purchase price of $2.00 per share, and (y) Purchase Warrants to purchase a number of shares of Common Stock equal to 50% of the Preferred Shares purchased by such Purchase Investor.

Pursuant to the terms of the Series C Purchase Agreements, in consideration for participation in the offer and sale of the Common Stock, Series C Preferred Stock and the Purchase Warrants, each Purchase Investor who invested an amount equal to at least 50% of such Purchase Investor’s investment in the Company’s June 29, 2007 offer and sale of Common Stock, Series B Preferred Stock (as defined below) and warrants to purchase an aggregate of 1,511,600 shares of Common Stock (collectively, the “June 2007 Warrants”), such Purchase Investor’s June 2007 Warrants were amended as of the closing date of the Series C Purchase Agreements such that the exercise price per share of such Purchase Investor’s June 2007 Warrants was reduced from $5.00 per share to $2.30 per share.  Except for the above-referenced amendment, the June 2007 Warrants remained unchanged and in full force and effect.

Also on June 12, 2008, the Company entered into Securities Exchange Agreements, dated as of June 12, 2008 (the “Exchange Agreements”), with several institutional and accredited investors (the “Exchange Investors” and, together with the Purchase Investors, the “Investors”).  Pursuant to the Exchange Agreements, the Company issued (i) an aggregate of 587,500 of Common Stock and 812,500 shares of Series C Preferred Stock in exchange for the surrender by the Exchange Investors of 1,120,000 shares of Common Stock purchased by the Exchange Investors from the Company between March 21, 2008 and May 16, 2008, and (ii) warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $2.30 per share (“Exchange Warrants” and, together with the Purchase Warrants, the “Warrants”) in exchange for the surrender by the Exchange Investors of warrants to purchase up to 560,000 shares of Common Stock at an exercise price of $3.25 per share purchased by the Exchange Investors between March 21, 2008 and May 16, 2008.

Pursuant to the terms of the Series C Purchase Agreements and the Exchange Agreements, the Company shall, upon request from the Investors and subject to receipt of necessary information from the Investors after prompt request from the Company to the Investors to provide such information, prepare and file with the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable, a registration statement on such form that is then available to the Company (the “Registration Statement”) to enable the resale of (i) the Common Stock and, (ii) the shares of Common Stock into which the Series C Preferred Stock is convertible and the Warrants are exercisable (collectively, the “Conversion Shares”), by the Investors from time to time on the OTC Bulletin Board or in privately-negotiated transactions.  The Company shall also use its commercially reasonable efforts to cause the Registration Statement to become effective and to prepare and file with the SEC such amendments and supplements to the Registration Statement and the prospectus used in connection therewith as may be necessary to keep the Registration Statement current, effective and free from any material misstatement or omission to state a material fact for a period not exceeding the earlier of (i) in the case of the Common Stock and Conversion Shares issued to the Purchase Investors pursuant to the terms of the Purchase Agreements, (A) all of such Common Stock and Conversion Shares has been sold, (B) all of such Common Stock and Conversion Shares may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Act”), without the requirement for the Company to be in compliance with the current public information requirement under Rule 144 of the Act, as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the transfer agent and the affected Purchase, or (C) the second anniversary of the closing date of the Series C Purchase Agreements and Exchange Agreements, and (ii) in the case of the Common Stock and Conversion Shares issued to the Exchange Investors pursuant to the terms of the Exchange Agreements, (A) the second anniversary of the closing date of the Exchange Agreements, (B) the date on which the Exchange Investors may sell all of such Common Stock and Conversion Shares without restriction by the volume limitations of Rule 144(e) of the Act, or (C) such time as all of such Common Stock and Conversion Shares have been sold pursuant to a registration statement.

The Warrants entitle the Investors to purchase up to an aggregate of 2,728,750 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants expire after a five-year term and may be exercised by means of a “cashless exercise.”  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer Investment, Ltd. (“Midsummer”), the Company has agreed that the Series C Preferred Stock and Purchase Warrants held by Midsummer shall not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

In the aggregate, pursuant to the Purchase Agreements executed on March 28, 2008, the Purchase Agreements executed on March 31, 2008, the Series C Purchase Agreements executed on June 12, 2008 and the Purchase Agreements, dated as of March 21, 2008 and May 16, 2008, between the Company and Mr. Terker, as amended, the aggregate purchase price paid for the Series C Preferred Stock, Common Stock and Warrants was $10,915,000.

Collins Stewart LLC and Emerging Growth Equities, Ltd. (“EGE”) acted as placement agents for the above-described transactions and shared equally share a $535,600 fee and a warrant to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013.  Robert A. Berlacher, a former member of the Company’s Board of Directors and a current stockholder of the Company, is a co-founder and director of EGE Holdings, Ltd. (“EGE Holdings”), a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale or exchange of Common Stock, Series C Preferred Stock and the Warrants.

The intended use of the proceeds is to fund our ongoing operations.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

2008 Annual Meeting of Stockholders

The 2008 Annual Meeting of Stockholder of nFinanSe Inc. was held on May 8, 2008.  The following summarizes the matters voted on and the results of such votes:

Proposals and Vote Tabulations

	Votes Cast
Management Proposals	For	Against	Abstain

Ratification of Kingery and Crouse, P.A. as independent auditors	7,566,619	264	230,982

Approval to amend the Company’s 2007 Omnibus Equity Compensation Plan to increase by 1,000,000 shares the number of shares of common stock authorized for issuance or transfer under the plan	5,759,338	61,734	2,494

Election of Directors
Six directores were elected as follows:	Votes Received	Votes
Director Nominee	in Favor of Election	Withheld

Jerry R Welch	7,777,267	20,598
Benjamin J. Bond	7,792,517	5,348
Joseph D. Hudgins	7,792,517	5,348
Mark Brewer	7,792,517	5,348
Ernest W. Swift	7,792,417	5,448
Bruce E. Terker	7,777,267	20,598

Special Meeting of the Holders of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock

The Special Meeting of the Holders of Series A and Series B Convertible Preferred Stock of nFinanSe Inc. was held on June 2, 2008.  The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposals and Vote Tabulations
	Votes Cast
Management Proposals	For	Against

Consent of the holders of the Series A Preferred to an accounts receivable line of credit up to $20,000,000	5,568,499	-

Consent of the holders of the Series A Preferred and the Series B Preferred to the creation of a new series of nFinanSe preferred stock designated as Series C Convertible Preferred Stock	6,568,499	-

Consent of the holders of the Series A Preferred to an amendment to the Certificate of Designations, Rights and Preferences of Series A Preferred such that the “Liquidation Preference” will be paid on a pari passu basis with the payment of respective liquidation preference payments applicable to the Series B Preferred and Series C Preferred	5,568,599	-

Consent of the holders of the Series B Preferred to an amendment to the Certificate of Designations, Rights and Preferences of Series B Preferred such that the “Liquidation Preference” will be paid on a pari passu basis with the payment of respective liquidation preference payments applicable to the Series A Preferred and Series C Preferred	1,000,000	-

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description of Exhibit

3.1
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

3.2
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (Incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

3.3
Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (Incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.1
Form of Securities Purchase Agreement, as executed by the Company and the investors party thereto on March 28, 2008 and March 31, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2008, as amended by the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.2
Form of Warrant as issued by the Company to certain investors on March 28 and March 31, 2008 (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2008, as amended by the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.3
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on March 21, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008, which exhibit replaces Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008).

10.4
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on May 16, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

10.5	Form of Warrant as issued by the Company to Bruce E. Terker on May 16, 2008 (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

10.6
Form of Securities Purchase Agreement, as executed by the Company and the investors party thereto on June 12, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.7
Form of Warrant to Purchase Common Stock issued by the Company to certain investors on June 12, 2008 (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.8
Form of Securities Exchange Agreement, as executed by the Company and the investors party thereto on June 12, 2008 (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.9
Loan and Security Agreement, dated as of June 10, 2008, among the Company, nFinanSe Payments Inc., each of the lenders listed on Schedule 1.1(a) thereto and Ballyshannon Partners, L.P., as agent (Incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

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

NFINANSE INC.

Date: August 12, 2008	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: August 12, 2008	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: August 12, 2008	By:	/s/ Jerome A. Kollar

Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

3.1
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

3.2
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (Incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

3.3
Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (Incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.1
Form of Securities Purchase Agreement, as executed by the Company and the investors party thereto on March 28, 2008 and March 31, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2008, as amended by the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.2
Form of Warrant as issued by the Company to certain investors on March 28 and March 31, 2008 (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2008, as amended by the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008).

10.3
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on March 21, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2008, which exhibit replaces Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008).

10.4
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on May 16, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

10.5	Form of Warrant as issued by the Company to Bruce E. Terker on May 16, 2008 (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2008).

10.6
Form of Securities Purchase Agreement, as executed by the Company and the investors party thereto on June 12, 2008 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.7
Form of Warrant to Purchase Common Stock issued by the Company to certain investors on June 12, 2008 (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.8
Form of Securities Exchange Agreement, as executed by the Company and the investors party thereto on June 12, 2008 (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

10.9
Loan and Security Agreement, dated as of June 10, 2008, among the Company, nFinanSe Payments Inc., each of the lenders listed on Schedule 1.1(a) thereto and Ballyshannon Partners, L.P., as agent (Incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2008).

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