Form 10-Q
period 2008-09-27
nFinanSe Inc.
filed 2008-11-12
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,294,108 shares of common stock, $0.001 par value, outstanding as of November 6, 2008

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 27, 2008 (unaudited) and December 29, 2007 (audited)	2
Consolidated Statements of Operations (unaudited) for the three and nine months ended September 27, 2008 and September 29, 2007, and for the period July 10, 2000 (inception) to September 27, 2008	3
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 27, 2008 and September 29, 2007, and for the period July 10, 2000 (inception) to September 27, 2008	4
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4. Controls and Procedures.	27
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3. Defaults Upon Senior Securities.	28
Item 4. Submission of Matters to a Vote of Security Holders.	28
Item 5. Other Information.	28
Item 6. Exhibits.	29

SIGNATURES

-i-

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  Forward looking statements included in this quarterly report include but are not limited to:

•	our current expectations regarding our operations to fund normal and recurring operating commitments over the next twelve months;
•	our ability to raise capital when needed on acceptable terms;
•	our ability to execute on our business plan;
•	the competitive advantages and customer acceptance of Discover® Network-branded stored value cards (“SVCs”);
•
our ability to expand the number of active retail locations, including the addition of Interactive Communications International, Inc. (“InComm”) retailers, that sell our retail gift and reloadable general spend SVCs and the timing of such expansions, including the timing InComm’s bringing our products to market;

•	our expectations of when InComm will begin marketing our SVCs; and
•	our need to expand our customer service department.

When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	our ability to design and market our products;
•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
•	the performance of third party contractors;
•	our ability to attract the qualified personnel to implement our growth strategies;
•	our ability to develop sales and distribution capabilities and our distributors’ efforts and timing in bringing our products to market;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•	the effect of certain accounting interpretations on our financial results;
•	changes in our business plan and corporate strategies; and
•
other risks and uncertainties discussed in greater detail in this quarterly report and in our Annual Report on Form 10-KSB for the year ended December 29, 2007, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis or Plan of Operation.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report as well as other public reports filed with the United States Securities and Exchange Commission (“SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.

As used in this quarterly report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. and subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	September 27,	December 29,
	2008	2007
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,601,657	$2,497,365
Short-term investment	-	728,000
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	7,004	10,957
Other	16,399	19,027
Prepaid expenses and other current assets (including prepaid marketing costs of approximately $346,900 and $312,000, respectively)	598,232	473,493
Current portion deferred financing costs	360,550	-
Inventories (net of inventory reserves of $123,300 and $24,500, respectively)	2,810,685	1,942,206
Total current assets	6,394,527	5,671,048
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $640,000 and $446,300, respectively)	682,191	759,261

OTHER ASSETS
Deferred cost of lender warrants	1,454,958	-
Deferred cost of marketing incentive agreement warrants (net of accumulated amortization of $2,873 and $107, respectively)	532,926	535,195
Other Assets	344,510	35,080

TOTAL	$9,409,112	$7,000,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$537,242	$139,635
Accrued personnel costs	306,749	130,804
Accrued inventory liability	203,147	593,431
Accrued lease and contractual obligations	150,241	220,809
Deferred revenues	50,000	106,250
Other accrued liabilities	441,740	371,298
Total current liabilities	1,689,119	1,562,227

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 12,537,984 and 8,820,484 shares issued and outstanding on September 27, 2008 and December 29, 2007, respectively, as follows:
Series A Convertible Preferred Stock – 9,327,934 shares authorized; 7,500,484 and 7,820,484 shares issued and outstanding with liquidation values of $7,591,928 and $8,213,651 (including undeclared accumulated dividends in arrears of $91,444 and $393,167) as of September 27, 2008 and December 29, 2007, respectively	7,500	7,820
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at September 27, 2008 and December 29, 2007	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at September 27, 2008	4,038	-
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,294,108 and 7,371,929 shares issued and outstanding as of September 27, 2008 and December 29, 2007, respectively	9,294	7,372
Additional paid-in capital	56,236,414	42,002,195
Deficit accumulated during the development stage	(48,538,253)	(36,580,030)
Total stockholders’ equity	7,719,993	5,438,357

TOTAL	$9,409,112	$7,000,584

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 27, 2008	For the three months ended September 29, 2007	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007	For the period July 10, 2000 (inception) to September 27, 2008
REVENUES	$13,202	$8,129	$29,194	$22,889	$1,235,362

OPERATING EXPENSES
Transaction and operating expenses	657,182	211,180	1,594,626	652,232	4,183,260
Selling and marketing expenses	939,470	586,681	3,016,436	1,706,346	7,373,067
General and administrative expenses	2,066,567	1,827,680	6,265,037	5,187,965	28,611,254
Total operating expenses	3,663,219	2,625,541	10,876,099	7,546,543	40,167,581

Loss before other income (expense)	(3,650,017)	(2,617,412)	(10,846,905)	(7,523,654)	(38,932,219)

Other income (expense):
Interest expense	(38,712)	(1,216)	(94,178)	(1,216)	(1,782,442)
Interest income	13,645	91,314	20,487	133,011	1,160,727
Gain (loss) on derivative instruments	-	-	(396,032)	-	1,449,230
Loss from litigation	(55,000)	-	(55,000)	-	(51,000)
Loss on debt extinguishment	-	-	-	-	(4,685,518)
Registration rights penalties	-	-	-	-	(98,649)
Other income (expense)	-	-	(758)	27,243	(98,614)
Total other income (expense)	(80,067)	90,098	(525,481)	159,038	(4,106,266)

Loss from continuing operations	(3,730,084)	(2,527,314)	(11,372,386)	(7,364,616)	(43,038,485)

Loss from discontinued operations	-	-	-	(8,689)	(3,861,579)

Net loss	(3,730,084)	(2,527,314)	(11,372,386)	(7,373,305)	(46,900,064)
Dividends paid on Series A Convertible Preferred Stock	(189,519)	(10,045)	(585,837)	(42,634)	(1,638,189)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(91,444)	(101,811)	(91,444)	(302,422)	(91,444)
Net loss attributable to common stockholders	$(4,011,047)	$(2,639,170)	$(12,049,667)	$(7,718,361)	$(48,629,697)
Net loss per share - basic and diluted:
Continuing operations	$(0.44)	$(0.42)	$(1.42)	$(1.64)
Discontinued operations	$-	$-	$-	$-
Total net loss per share	$(0.44)	$(0.42)	$(1.42)	$(1.64)
Weighted average number of shares outstanding	9,155,743	6,353,847	8,504,943	4,715,211

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007	For the period July 10, 2000 (inception) to September 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,372,386)	$(7,373,305)	$(46,900,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224,817	175,894	1,187,050
Provision for inventory obsolescence	98,825	14,011	617,682
Provision for bad debts	57	-	462,029
Amortization of intangible assets	-	-	15,485
Stock-based compensation and consulting	1,529,389	1,658,495	7,703,755
Purchased in process research and development	-	-	153,190
Loss (gain) on derivative instruments	396,032	-	(1,449,230)
Losses on debt extinguishments	-	-	4,685,518
Loss (gain) on disposal of assets	394	(1,633)	28,762
Loss from impairment of assets	224,437	41,139	1,320,339
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	42,374	-	1,621,394
Amortization of premium on convertible promissory note	-	-	(863,049)
Value/expense of third party warrants	2,269	5,600	7,976
Changes in assets and liabilities, net:
Receivables	9,027	18,484	(323,169)
Prepaid expenses and other current assets	(124,737)	(360,488)	(3,298,152)
Inventories	(1,191,742)	(159,865)	(844,001)
Other assets	(237,319)	10,571	(248,533)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	182,990	(242,801)	1,820,929
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(56,250)	65,000	50,000
NET CASH USED IN OPERATING ACTIVITIES	(10,271,823)	(6,148,898)	(34 ,432,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148,141)	(132,488)	(2,102,475)
Early redemption of short-term investment	725,496	-	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	577,355	(132,488)	(2,337,716)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007	For the period July 10, 2000 (inception) to September 27, 2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	3,000,000	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	8,075,000	-	8,075,000
Proceeds from borrowings	-	-	5,365,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder	-	-	3,000,000
Payment for deferred financing costs	(432,660)	-	(432,660)
Payments for stock issuance costs	(683,580)	(640,494)	(1,496,741)
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	2,840,000	6,069,610	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,798,760	8,429,116	39,371,873

NET CHANGE IN CASH AND CASH EQUIVALENTS	104,292	2,147,730	2,601,657

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,497,365	4,186,623	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,601,657	$6,334,353	$2,601,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$31,859	$1,216	$48,855
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants Issued to DFS Services, LLC	$(2,269)	$-	$532,926
Warrants Issued to Lenders	$1,454,958	$-	$1,454,958
Conversion of Series A Convertible Preferred Stock to Common Stock	$320	$-	$1,828
Dividends on Series A Convertible Preferred Stock	$585,837	$42,634	$1,638,189
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE A - FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Background

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc.) and those of its wholly owned subsidiaries, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant) (collectively, the “Company,” “we, ” “us, ” or “our”).  All significant inter-company balances and transactions have been eliminated.  We made the decision to abandon MBI Services Group, LLC’s prepaid telephone card business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Loss from discontinued operations” for each period presented.  Because we are continuing to raise funds, and because our revenues have been minimal, we are considered to be a development stage enterprise as defined in Financial Accounting Standard No. 7.

nFinanSe Inc. is a program manager and marketer of stored value cards (“SVCs” or “cards”), for a wide variety of markets. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

We operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards and payroll cards; and (ii) the nFinanSe Network™, which is a network of load locations for prepaid SVCs.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures presented may have been reclassified to conform the prior year’s data and the inception to date data to the Company’s current financial statements. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at September 27, 2008 and December 29, 2007, its results of operations for the three and nine months ended September 27, 2008 and September 29, 2007 and cash flows for the nine months ended September 27, 2008 and September 29, 2007. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 29, 2007.

Revenue Recognition

We generate the following types of revenues:
• Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
• Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
• Maintenance fees, which arise when an SVC with a cash balance is charged for monthly maintenance.
• Interest revenue, which arises from earnings on overnight investing of SVC balances by our card issuing bank.

Our revenue recognition policy is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.  Certain periodic card costs are recognized as incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms for our wholesale fees and the face amount of gift cards and the load amount of the reloadable general spend cards vary by customer but are less than two weeks. Payroll card loads are remitted in advance. Transaction fees and interest income are paid to us by the card-issuing bank approximately two weeks into the month following the booking of such fees or interest income.  Maintenance fees are debited against active cards with balances monthly in arrears each month based on the day of activation.

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

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  At September 27, 2008, approximately $2,735,100 of the inventory balance relates to finished cards and approximately $198,900 relates to inventory in process.

During the period ended September 27, 2008, we recorded a $224,200 inventory impairment charge for gift cards printed in 2006 that have an expiration date of less than twelve months prior to their projected date of deployment.  The inventory impairment charge is included in general and administrative expenses in the accompanying three and nine month statement of operations.

We maintain a reserve for inventory damage and obsolescence amounting to approximately $123,300 and $24,500 at September 27, 2008 and December 29, 2007, respectively, for inventories on hand at our distributors.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and generate sufficient cash to continue as a going concern, (2) all long-lived assets are recoverable and (3) the resolution of certain litigation will not result in a significant loss.  In addition, stock-based compensation expense represents an estimate of management.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the shorter of the lease terms, if any, or the assets’ estimated useful lives, which range from three to ten years.

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the nine month period ended September 29, 2007, we recognized approximately $41,000 in impairment expense arising from the write-off of certain deposits for dormant card programs

Advertising Costs

Advertising expenses, which were approximately $698,000 and $66,000 during the nine months ended September 27, 2008 and the nine months ended September 29, 2007, respectively, are expensed as incurred. The majority of advertising for the nine month period ended September 27, 2008 was related to national trade print advertising for our general spend and payroll SVC products, while the majority of advertising for the nine months ended September 29, 2007 was related to promoting the sale of SVCs on our Internet site.  At September 27, 2008, we had approximately $347,000 in prepaid marketing of which the majority is related to prepaid distributor incentive programs amortized over the contract periods.

Research and Development

Research and development costs, which approximated $907,200 and $732,000 during the nine months ended September 27, 2008, and the nine months ended September 29, 2007, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance and are included in general and administrative expenses in the accompanying statement of operations.

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

The following table lists the total of Common Stock and our Common Stock equivalents outstanding at September 27, 2008:

Description	Shares of Common Stock and Common Stock equivalents
Common Stock outstanding	9,294,108
Series A Convertible Preferred Stock outstanding	7,500,484
Series B Convertible Preferred Stock outstanding	1,000,000
Series C Convertible Preferred Stock outstanding	4,037,500
Stock options outstanding	2,654,307
Warrants outstanding	6,061,054

Total	30,547,453

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

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments,” consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist primarily of cash and cash equivalents, short-term investment(s), accounts receivable, accounts payable and accrued liabilities.  The carrying values of our cash and cash equivalents, receivables and accounts payable and accrued and other liabilities approximate their respective fair values due to their short-term nature.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents. We frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.

Stock-Based Compensation

We apply Financial Accounting Standards No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees.  We elected to apply FAS 123(R) on a modified prospective method for awards existing at the date of adoption. This method requires us to begin recording compensation expense for the remaining period of time as such awards continued to vest.  The effect of adopting this statement was to increase our net loss by approximately $1,571,800 and $1,658,500 during the nine month periods ended September 27, 2008 and September 29, 2007, respectively.

The following table summarizes stock-based compensation all of which was charged to continuing operations.

Stock-based compensation charged to:	For the three months ended September 27, 2008	For the three months ended September 29, 2007	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007
Transaction and operating expenses	$-	$589	$243	$1,633
Selling and marketing expenses	46,296	49,025	175,819	127,049
General and administrative expenses	384,852	625,179	1,353,327	1,529,813
Interest expense	17,370	-	42,374	-
Total stock-based compensation	$448,518	$674,793	$1,571,763	$1,658,495

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

Dividends on Preferred Stock

Our Series A Convertible Preferred Stock (“Series A Preferred Stock”) accrues dividends of 5% per annum, which can be satisfied in cash or Common Stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Loan and Security Agreement dated June 10, 2008 (see Note C – Loan and Security Agreement), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on either our Series B Convertible Preferred Stock or on our Series C Convertible Preferred Stock.

In August 2008, dividends were declared and satisfied through the issuance of 76,626 shares of our Common Stock for the period of December 31, 2007 through the dividend payment date of June 30, 2008.  Also in January 2008, dividends were declared and satisfied through the issuance of 104,252 shares of our Common Stock for the period of December 28, 2006 through the dividend payment date of December 31, 2007.  For the nine months of 2008, dividends were paid on the voluntary conversion of 320,000 shares of Series A Preferred Stock into 320,000 shares of Common Stock, in the form of 1,301 shares of Common Stock.  Dividends owed but not declared on our Series A Preferred Stock were approximately $91,400 and $302,400 as of September 27, 2008 and September 29, 2007, respectively.

Fair Value Measurements

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), and we adopted FAS 157 on December 30, 2007, the first day of fiscal year 2008. FAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends FAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 4, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements.

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

At September 27, 2008, the Company did not have any items to be measured at fair value.

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

In March 2008, the FASB issued Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently provides an abundance of information about its use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within Statement 161.  Thus, the Company currently does not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.  The Company does not currently utilize derivatives to hedge any of its financial instruments.

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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital and during the current nine month period ended September 27, 2008, we secured net proceeds of approximately $10.2 million through sales of equity instruments, principally preferred stock.  As a result, we have a cash balance of approximately $2.6 million at September 27, 2008.  Because of our ability to raise capital when necessary, and because we believe that our results of operations will reflect significant improvement in the next fiscal year, we believe that we will have adequate cash resources to fund our normal and recurring operating commitments in the next twelve months.  However, we have incurred significant losses and negative cash flows from operations since our inception, and as a result, we may not be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – LOAN AND SECURITY AGREEMENT

On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd., Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Loan and Security Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans will be funded by the Lenders into a deposit account subject to the Lenders’ lien, and funds in the deposit account will be used solely to make payments to card issuing banks for credit to SVCs.  Loan amounts in the deposit account will accrue interest at 6% per annum, and loan amounts withdrawn from the deposit account will accrue interest at 16% per annum.  Loans may be repaid and reborrowed in accordance with the provisions of the Loan and Security Agreement.  The Lenders also received warrants dated July 21, 2008 entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $1.4 million, which amount is recorded to deferred financing costs and amortized over the twelve months of the Loan and Security Agreement beginning with the initial borrowing.

The maturity date of the Credit Facility is one year after the date of the initial borrowing.  The maturity date may be extended by an additional six months upon the satisfaction of certain conditions.  The Credit Facility provides for customary events of default, including but not limited to (i) the occurrence of a material adverse change, and (ii) the occurrence of a change of control.  The Credit Facility contemplates that, with Lender consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of November 7, 2008, the Company has not requested the initial borrowing and has full availability of the facility for funding.

Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for the above-described transaction and shared equally a $310,000 fee.  The placement agent fees are reflected in deferred financing costs.

NOTE D - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares to a total of 3,300,000 shares.  As of September 27, 2008, we had 2,654,307 total options outstanding, consisting of 2,580,499 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2018.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the nine months ended September 27, 2008 and September 29, 2007:

	Nine months ended	Nine months ended
	September 27, 2008	September 29, 2007
Expected term in years	5	5
Expected stock price volatility	73.1% - 75.1%	151.5% – 169.0%
Risk free interest rate	2.7% - 3.1%	4.5% - 5.0%
Dividend yield	0%	0%

The following table describes our stock option activity for the nine months ended September 27, 2008:

	Number of Options	Weighted average exercise price per share (priced at date of grant)
Outstanding at December 29, 2007	2,403,696	$3.59
Granted	463,000	$3.50
Cancelled	(212,389)	$2.73

Outstanding at September 27, 2008	2,654,307	$3.63

Options granted at or above market value during the nine months ended September 27, 2008	463,000

The following table summarizes information regarding options that are outstanding at September 27, 2008:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$1.50-$1.60	1,103,791	8.3	$1.50	936,517	$1.50
$2.20-$4.80	1,277,826	6.0	$3.70	934,089	$3.72
$5.80-$9.80	123,190	3.3	$7.85	123,190	$7.85
$10.20-$32.00	149,500	1.9	$15.16	149,500	$15.16
	2,654,307	6.6	$3.63	2,143,296	$3.78

Since our options have exercise prices equal to their market prices on the date of grant, no intrinsic value exists in our options.  The grant-date fair value of options granted during the nine month periods ended September 27, 2008 and September 29, 2007 was approximately $1,024,900 and $3,690,200, respectively.  The total fair value of shares vested during the three and nine months ended September 27, 2008 was approximately $431,100 and $1,529,400, respectively.  The aggregate stock-based compensation not yet recognized at September 27, 2008 was approximately $1,073,000, which amount is expected to be recognized as expense over a period of approximately three years.

Officer Stock Options

In connection with their initial employment agreements (see Note E – Commitments and Contingencies), our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer, received stock options to purchase approximately 603,400 and 284,000 shares, respectively, of Common Stock at $1.50 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $845,000 and $400,000, respectively.  These amounts are being recognized as stock-based compensation expense on a straight line basis as the options vest. The grants were equal to 4.25% and 2.00%, respectively, of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The options are divided into 28 equal installments. The first six installments vested on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.

On July 12, 2007, Messrs. Welch and Springer were awarded 197,855 and 93,108 stock options, respectively, at $3.40 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $619,000 and $291,000, respectively.  These grants were equal to approximately 4.25% and 2.0% of the shares of our total stock and warrants issued under the Securities and Purchase Agreements, dated June 29, 2007, between the Company and the investors party thereto. These options vest in 28 equal installments. The first eleven installments vested on July 31, 2007 and accordingly at that time 11/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense is being recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

Notwithstanding the above-mentioned vesting schedules,  the options will be immediately fully vested and exercisable in the event of a change in control (as defined in their respective employment agreements), and/or the death or total disability of Mr. Welch or Mr. Springer during the terms of their employment. To the extent the options are not previously exercised, the options terminate on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s and/or Mr. Springer’s employment with the Company.

On January 24, 2008, the Company’s Board of Directors awarded the following stock options:

•
Mr. Welch and Mr. Springer were awarded 95,000 and 45,000 stock options, respectively, at an exercise price of $4.00 per share. Using the Black-Scholes option valuation model, at aggregate fair values of approximately $234,000 and $111,000, respectively, is expected to be recognized over the vesting periods of the options.  The first seventeen installments vested on January 28, 2008 and accordingly at that time 17/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

•
A total of 155,000 stock options were awarded to eight other officers at an exercise price of $4.00 per share.  Using the Black-Scholes option valuation model, an aggregate fair value of approximately $381,300 is expected to be recognized as stock-based compensation over the vesting periods of the options.  The options for the eight officers vest one third at the one-year anniversary of the grants and then ratably for the following 24 months.

Non Employee Director Options

During the quarter ended June 28, 2008, 60,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant with an exercise price of $2.20, had a fair value of approximately $83,000. This amount was included in employee and director stock-based compensation in the statement of operations for the nine months ended September 27, 2008.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding at September 27, 2008 that allow the holder to purchase a like amount of Common Stock.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date
Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007	120,928	$3.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007	155,100	$5.00	June 29, 2012

Compensation for Mr. Bruce E. Terker in connection with the Guarantee and Indemnification Agreements for bond collateral required for our state licensing initiative[1]	20,626	$3.35	3,716 on April 1, 2013 and 8,455 on June 30, 2013 and 8,455 on September 30, 2013

Pursuant to the exchanged securities issued pursuant to the Securities Purchase Agreements dated June 12, 2008[2]	700,000	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements[3]	1,356,500	$2.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 12, 2008	2,028,750	$2.30	June 12, 2013

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Pursuant to Loan and Security Warrant Agreements dated July 21, 2008 [4]	1,007,500	$2.30	July 21, 2013

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 [5]	109,150	$2.53	June 12, 2013

Consulting services agreement dated April 1, 2006	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at September 27, 2008	6,061,054	$2.37

1.           On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million.  Approximately $0.8 million of the collateral for the letter of credit was provided by Mr. Bruce E. Terker. In connection with this accommodation, the Company and Mr. Terker entered into a Guaranty and Indemnification Agreement.  Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Common Stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year and expensed to interest expense as the warrants are earned.  Non-cash interest expense charged to earnings valued using the Black-Scholes option pricing model was $42,374 for the nine months ended September 27, 2008.

2.           On June 12, 2008, pursuant to an exchange provision of the Securities Purchase Agreements dated March 21, 2008, March 28, 2008, March 31, 2008 and May 16, 2008, warrants that were issued that allowed the holder to purchase 560,000 shares of Common Stock at a price per share of $3.25 and expiring three years from the date of issuance, were replaced with warrants that allow the holders to purchase 700,000 shares of Common Stock at $2.30 per share and expiring five years from the date of issuance.

3.           As part of the terms of the June 12, 2008 Securities Purchase Agreements, each investor who invested an amount equal to at least 50% of such investor’s investment in the Company’s June 29, 2007 offer and sale of Common Stock, Series B Convertible Preferred Stock and warrants to purchase an aggregate of 1,511,600 shares of Common Stock (collectively, the “June 2007 Warrants”), such investor’s June 2007 Warrants were amended such that the exercise price per share of such investor’s June 2007 Warrants was reduced from $5.00 per share to $2.30 per share.  Except for the above-referenced amendment, the June 2007 Warrants remained unchanged and in full force and effect.

4.           As part of the Loan and Security Agreement dated June 10, 2008, the Lenders received warrants dated July 21, 2008, entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $1.4 million, which amount will be recorded to deferred financing costs and amortized over the twelve months of the Loan and Security Agreement.

5.           Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for June 12, 2008 Securities Purchase and Exchange Agreements transactions and received as partial compensation warrants to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $184,300.

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under these leases are approximately as follows at September 27, 2008:

Twelve months ending	Amounts
September 2009	$256,800
September 2010	199,200
September 2011	203,500
September 2012	208,000
September 2013	17,400

Total	$884,900

In September 2008, we re-evaluated the ability to recover the final three months of the minimum future lease payments totalling $37,400 for our abandoned Bradenton office location.  Our evaluation, taking into consideration the current leasing market in Bradenton, resulted in our recording a charge to operations of approximately $37,400 for the fair value of the net future lease rentals (i.e. the final three months lease payments minus no estimated sublease rentals).  This charge is included in general and administrative expenses in the accompanying 2008 statement of operations.

Rent expense included in loss from continuing operations for the nine months ended September 27, 2008 and September 29, 2007 approximated $289,200 and $225,000, respectively.

Employment Agreements

We are obligated under the employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  The employment agreements have a term from September 5, 2006 to December 31, 2008 and provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Each agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

In addition to the above, Messrs. Welch and Springer received certain stock options as described in Note D – Stock Options and Warrants.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During the nine months ended September 27, 2008 and the nine months ended September 29, 2007, we made aggregate payments of approximately $429,700 and $193,700, respectively to Metavante, $2,100 and $5,900, respectively to PDNB and $78,600 and $0, respectively, to FNB&T under these agreements.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balance levels for our card programs.  As of September 27, 2008, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T totaled $225,000.  These balances are reflected in other assets.

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

We may also become involved in certain other litigation from time to time in the ordinary course of business. However at September 27, 2008, to the best of our knowledge, no such litigation exists or is threatened.

End of Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe is a program manager and marketer of Discover® Network-branded SVCs.  There are three basic types of SVCs that we currently market: reloadable general spend cards, fixed denomination gift cards and payroll cards. The reloadable general spend and gift SVCs are marketed to the consumer by retailers either direction or through prepaid card distributors or large retailers. Payroll SVCs are marketed to employers by our internal sales force. The loading of SVCs either takes place over our proprietary nFinanSe Network TM or through Automated Clearing House transactions, or though batch loads.  nFinanSe Network TM transactions can take place at any retailer who is selling our cards and at participating payment and remittance processors such as Western Union® and MoneyGram®.

Reloadable general spend SVCs  are primarily targeted at the “cash-based consumer” credit market, which consists principally of those consumers who cannot qualify for a credit card or bank account or who are otherwise unattractive to banks, such as people who are recent immigrants, recently divorced, young or have no credit history or low income.  We market payroll SVCs, which are much like the reloadable general spend SVCs directly to employers whose employee demographics fit the cash-based market profile.  Gift SVCs have gained a high degree of consumer acceptance and our Discover® Network-branded gift SVCs are marketed to appeal to all market segments.

We earn revenues when a SVC is sold, when a reloadable general spend SVC is reloaded, when the SVC is used for purchases or ATM transactions and for maintaining the use of the card on a monthly basis. The revenue that we earn varies by the transaction type and the source of the transaction.

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

Results of Operations. Our principal operations commenced in 2001; however, to this date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”), sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through September 27, 2008 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Lack of Profitability of Business Operations since 2001. During the years leading up to fiscal 2006, we were primarily focused on selling Visa® and MasterCard® SVCs and experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a process, which became known as the nFinanSe Network TM, to allow the consumer to perform value loads in a retail environment. To enhance the load center footprint, in fiscal 2006, we entered into agreements with MoneyGram® and Western Union® whereby SVCs could be loaded at their locations.

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

In late 2006, we developed a new go-to-market strategy centered around marketing bank-issued Discover® Network-branded SVCs through well-established prepaid card distributors combined with the load performing ability of the nFinanSe Network ™.  In 2007, we secured agreements with several prepaid card distributors including Interactive Communications (“InComm”), which distributes prepaid card products to retailers with more than 100,000 locations throughout the United States.  We had to source a new bank to issue cards for InComm’s retailers and we began the task of integrating our network with InComm’s.  Additionally, the issuing bank required that we immediately begin making application for licenses in those states claiming jurisdiction over SVCs. The general spend card is a relatively new product for most distributors and it has taken time to integrate to the distributors and to market to their retail partners. We expect several large InComm retailers to begin marketing our cards in the fourth quarter of 2008.

In September 27, 2008, there were over 70,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 440 retail locations offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four general types of transactions:
•	Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
•	Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, which arise when a card with a cash balance is charged for monthly maintenance.
•	Interest revenue, which arises from earnings on overnight investing of card balances by our card-issuing bank.

These fees differ by card type, issuing bank and transaction type.

Revenues for the three months ended September 27, 2008 and the three months ended September 29, 2007 were $13,202 and $8,129, respectively. Revenues for the nine months ended September 27, 2008 and the nine months ended September 29, 2007 were $29,194 and $22,889, respectively.  Revenues in both 2007 and 2008 were restricted due to delays in getting cards for sale into retail locations.  These delays stem from the distributors inability to (i) timely certify their equipment, (ii) successfully complete pilots, (iii) market, train and make sales to their retailers on the Company’s products, and (iv) roll out cards prior to the fourth quarter holiday season, a traditional blackout time for system or product initiatives.  During 2007, our focus was on executing agreements with prepaid card distributors.  As stated above, we have executed agreements with other prepaid card distributors including InComm, Now Prepay, ViaOne and Emida (QComm).  These distributors provide prepaid programs at more than 100,000 retail locations in the United States and we expect that InComm will begin marketing our SVCs before the end of the fourth quarter of 2008.

Operating Expenses.  Operating expenses for the three months ended September 27, 2008 increased $1,037,678 to $3,663,219 compared with $2,625,541 for the three months ended September 29, 2007, a 40% increase. Operating expenses for the nine months ended September 27, 2008 increased $3,329,556 to $10,876,099 compared with $7,546,543 for the nine months ended September 29, 2007, a 44% increase. These changes in our operating expenses are attributable to the following:

•
Transaction and operating expenses. Transaction and operating expenses for the three month periods ended September 27, 2008 and September 29, 2007 were $657,182 and $211,180, respectively, a 211% increase, and for the nine month periods ended September 27, 2008 and September 29, 2007, $1,594,626 and $652,232, respectively, a 144% increase.   The components of expense are:

Description	For the three months ended September 27, 2008	For the three months ended September 29, 2007	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007
SVC card cost, program and transaction expenses	$366,735	$77,987	$832,357	$$312,931
Inventory reserves	40,901	4,669	98,825	14,010
Stock-based compensation	-	589	243	1,633
Customer service expenses	249,546	127,935	663,201	323,658
Total Transaction and Operating Expenses	$657,182	$211,180	$1,594,626	$652,232

SVC card cost, program and transaction expenses increased $288,748, or 370%, when comparing the three month period ended September 27, 2008 with the three month period ended September 29, 2007.  For the nine month period ended September 27, 2008, the increase was $519,426, or 166%, when compared with the nine month period ended September 29, 2007.  These three and nine month increases are primarily attributable to the periodic card costs of $221,000 and $449,000, respectively, associated with carrying a larger number of cards available for sale in 2008 versus the periodic card costs of $33,000 and $66,000, respectively, associated with cards available for sale in 2007.  The number of cards available for sale during the nine months of 2008 was on average in excess of 4.6 million compared to an average of 0.5 million in the same period of 2007.

Inventory reserves increased $36,232 and $84,815, respectively, when comparing the three and nine month periods ended September 27, 2008 with the three month and nine month periods ended September 29, 2007.  This is due primarily to the higher inventory levels, which results in a higher potential for lost, damaged or obsolete SVC card packages.

Customer service expenses increased $121,611 to $249,546 when comparing the three month period ended September 27, 2008 with the three month period ended September 29, 2007, a 95% increase.  For the nine month period ended September 27, 2008, customer service expenses were $339,543, or 105% higher than the nine month period ended September 29, 2007. The increase in the three and nine month periods is primarily due to the increase in staff for our 24 hour/seven days a week customer service department to support our SVC products.

•
Selling and marketing expenses. Selling and marketing expenses increased $352,789 to $939,470 when comparing the three month period ended September 27, 2008 with the same period from a year ago, a 60% increase.  For the nine month period ended September 27, 2008, selling and marketing expenses increased $1,310,090, or 77% over the same period from the prior year. The components of expense are:

Description	For the three months ended September 27, 2008	For the three months ended September 29, 2007	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007
Advertising and marketing expenses	$446,117	$112,448	$1,327,823	$416,455
Sales force expenses	447,057	425,208	1,512,794	1,162,842
Stock-based compensation	46,296	49,025	175,819	127,049
Total selling and marketing expenses	$939,470	$586,681	$3,016,436	$1,706,346

Advertising and marketing expenses increased 297%, or $333,669, to $446,117 when comparing the three month period ended September 27, 2008 with the three month period ended September 29, 2007.   A comparison of the nine month period ended September 27, 2008 with the nine month period ended September 29, 2007 shows a $911,368 increase, or 219%, for the current nine month period.  These period to period changes were primarily composed of increases in media and advertising agency expenses for a national trade print advertising campaign in the current three and nine month periods with none in the prior three and nine month periods, and charges for point-of-sale displays for our card product.

Sales force expenses increased $21,849 to $447,057, a 5% increase for the three month period ended September 27, 2008 when compared with the three month period ended September 29, 2007.  On a nine month basis, the period ended September 27, 2008 increased $349,952, or 30%, from the period ended September 29, 2007.  The principal components of this increase are employee compensation and benefits expense, travel and entertainment expense, and rent expense.  The increase in sales force compensation and travel and entertainment expenses can be attributed to the 10 new sales force employees hired in the first quarter of 2008.  In addition, the increase in rent expense is composed of rent for the sales offices located in Atlanta and Dallas that were opened within the past twelve months and rent for temporary warehouse space to store point-of-purchase displays for our distributors that were produced in anticipation of increased sales during this fiscal year.

•
General and administrative expenses. General and administrative expenses increased 13%, or $238,887, to $2,066,567 during the three month period ended September 27, 2008 when compared with the three month period ended September 29, 2007. On a nine month basis, expenses for the period ended September 27, 2008 increased $1,077,072, or 21%, from the same period in 2007.  The components of expense are:

Description	For the three months ended September 27, 2008	For the three months ended September 29, 2007	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007
Payroll, benefits and taxes	$748,498	$595,447	$2,324,492	$1,847,960
Stock-based compensation	384,852	625,179	1,353,327	1,529,813
Professional legal and licensing expense	325,756	289,298	1,239,983	810,010
Office and occupancy expenses	256,459	193,463	718,529	575,446
Impairment expense	224,437	-	224,437	41,139
Other administrative expense	126,565	124,293	404,269	383,597
Total General and Administrative Expenses	$2,066,567	$1,827,680	$6,265,037	$5,187,965

When comparing the three month period ended September 27, 2008 with the three month period ended September 29, 2007, changes in the expense categories are primarily attributable to:
▪	increased payroll, benefits and taxes expenses of $153,051, due to headcount increases in engineering, legal/compliance and other administrative areas and annual compensation increases;
▪	decreased stock-based compensation expense of $240,327, which is primarily attributable to the July 2007 stock option grant to Mr. Welch and Mr. Springer under their employment contract;
▪
increased professional, legal and licensing expense of $36,458 due to legal and professional fees incurred in connection with our state licensing initiative and additional expenses related to complying with state and federal regulations;

▪
increased office and occupancy expenses of $62,996, primarily due to expenses incurred as the result of a greater number of employees and due to our recording a charge to operations of approximately $37,400 for the fair value of the net future lease rentals of our abandoned Bradenton, Florida office location; and

▪	impairment of the cost of certain gift cards to be destroyed due to their impending expiration date for $224,437.

When comparing the nine month period ended September 27, 2008 with the nine month period ended September 29, 2007, changes in the expense categories are primarily attributable to:
▪
increased payroll, benefits and taxes expenses of $476,532 due to 2007 bonus compensation awards of $165,000 paid in the second quarter of 2008, headcount increases in engineering, legal/compliance and other administrative areas, and annual compensation increases;

▪
decreased stock-based compensation expense of $176,486, which is attributable to 1.3 million less options granted in the nine months ended September 27, 2008 when compared to the nine month period ended September 29, 2007, and lower per option costs due to the changes in the variable values that are input into the Black-Scholes option pricing model;

▪
increased professional, legal and licensing expense of $429,973 due  to recruiting costs for our new sales hires, programming costs to extend the life of our existing telephone system, legal and professional fees incurred in connection with our state licensing initiative and additional expenses related to complying with state and federal regulations;

▪
increased office and occupancy expenses of $143,083 primarily due to expenses incurred as the result of a greater number of employees and due to our recording a charge to operations of approximately $37,400 for the fair value of the net future lease rentals of our abandoned Bradenton, Florida office location; and

▪	impairment of the cost of certain gift cards to be destroyed due to their impending expiration date for $224,437.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for the three month periods ended September 27, 2008 and September 29, 2007 was $3,650,017 and $2,617,412, respectively.  The loss before other income (expense) for the nine month periods ended September 27, 2008 and September 29, 2007 was $10,846,905 and $7,523,654, respectively.

Other Income (Expense):

Interest expense. Interest expense was $38,712 and $94,178, respectively, for the three and nine month periods ended September 27, 2008.  Non-cash interest expense for the nine months ended September 27, 2008 was $42,374 and relates to the fair value of warrants earned under the Guaranty and Indemnification Agreement between the Company and Mr. Bruce E. Terker.  Cash interest of approximately $50,000 for the nine month period relates to the Guaranty and Indemnification Agreement between the Company and Mr. Jeffrey Porter.   The agreements with Messrs. Terker and Porter support collateral required for bonds issued to states in connection with licensing.   Interest expense incurred during the three and nine month periods ended September 29, 2007 was negligible.

Interest income. Interest income decreased $77,669 from $91,314 for the fiscal quarter ended September 29, 2007 to $13,645 for the fiscal quarter ended September 27, 2008.  For the nine month period ended September 27, 2008, interest income declined $112,524, when compared with the nine month period ended September 29, 2007.  These decreases are attributable to lower bank balances and lower effective investment interest rates in 2008 as compared to 2007 on overnight investments, and a penalty imposed for the early redemption of our short-term investment.

Loss from litigation.  We recorded a $55,000 expense incurred as a result of the settlement of a breach of contract dispute under a services agreement dated April 11, 2006.

Loss on derivative financial instruments.  Loss on derivative financial instruments was $396,032 for the nine month period ended September 27, 2008, as a result of an exchange provision included in certain securities purchase agreements, dated June 29, 2007, that created put derivative liabilities.  The derivative liabilities were required to be measured at fair value on a recurring basis, and were initially valued at $163,968.  Subsequent valuations are based on observable inputs to the valuation model including interest rates, price of our Common Stock, and volatilities.  On June 12, 2008, the derivative liabilities were settled with a fair value determination of $560,000 (the value of our Common Stock declined, which caused most of the loss).  As a result, we recorded a $396,032 loss on the derivatives, $560,000 less $163,968.  At September 27, 2008, the Company did not have any remaining items to be measured at fair value and does not have any remaining derivative liabilities.  No income or expense was recognized for the three and nine month periods ended September 29, 2007.

Other income (expense).
For the nine month period ended September 27, 2008, we recorded other expense of $758.  This compares to other income of $27,243 recorded for the nine month period ended September 29, 2007.  The nine month period other income for 2007 primarily consists of $31,693 received from the settlement of a lawsuit with a former service provider and $1,600 for the gain on sale of assets, offset by $5,600 in expenses related to the issuance of a third party warrant.

Loss from Continuing Operations. Loss from continuing operations was $3,730,084 for the fiscal quarter ended September 27, 2008 or $1,202,770 higher than the loss from continuing operations of $2,527,314 for the fiscal quarter ended September 29, 2007.  Loss from continuing operations for the nine month period ended September 27, 2008 was $11,372,386 or $4,007,770 higher than the loss from continuing operations for the same period in 2007.

Liquidity and Capital Resources. From inception to September 27, 2008, we have raised net proceeds of approximately $39,371,900 from financing activities. We used these proceeds to fund operating and investing activities.

Net cash used in operating activities was approximately $10,271,800 and $6,148,900 for the nine month periods ended September 27, 2008 and September 29, 2007, respectively.  The increase in cash used in operations was the result of increases in inventories for the SVCs, prepayments for our national trade print advertising campaign and higher operating losses incurred during the current nine months compared to the same period of the prior year.

Net cash provided by investment activities for the nine month period ended September 27, 2008 was approximately $577,400 consisting of the redemption of our short-term investment of $725,500 and $148,100 for purchases of property and equipment, primarily for additional computer hardware and software for new employees and the nFinanSe NetworkTM.  Net cash used in investment activities for the nine month period ended September 29, 2007 was approximately $132,500, which was primarily for computer hardware and software.

During the nine month period ended September 27, 2008, net cash provided by financing activities of approximately $9,798,800 through sales of our equity instruments was slightly offset by $432,700 of deferred financing costs incurred in connection with our Loan and Security Agreement.  We had a cash balance of approximately $2.6 million as of September 27, 2008.

On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million. The collateral, which was in the form of a one year letter of credit from a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter, one of our major stockholders, and Bruce E. Terker, a current member of our Board of Directors and a major stockholder of the Company. Approximately $1 million of the collateral for the letter of credit was arranged by Mr. Porter and the remaining collateral for the letter of credit was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into Guaranty and Indemnification Agreements. Mr. Porter agreed to a compensation of 2% of the $1,000,000 in collateral per quarter paid in arrears in cash. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Company’s Common Stock at a purchase price of $3.35 per share, which will be earned ratably over the course of the year. The Guarantee and Indemnification Agreements can be cancelled by the Company upon receiving a more favorable arrangement from another party.  After one year, it was expected that the Company would have the ability to fund the collateral requirement, if any, without the assistance of the guarantors.  Due to delays in marketing the cards, we now expect to need a similar arrangement for the bond collateral in calendar 2009.

On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer, Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Loan and Security Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of their assets.  Loans will be funded by the Lenders into a deposit account subject to the Lenders’ lien, and funds in the deposit account will be used solely to make payments to SVC issuers for credit to SVCs.  Loan amounts in the deposit account will accrue interest at 6% per annum, and loan amounts withdrawn from the deposit account will accrue interest at 16% per annum.  Loans may be repaid and reborrowed in accordance with the provisions of the Loan and Security Agreement.

The maturity date of the Credit Facility is one year after the date of the initial borrowing.  The maturity date may be extended by an additional nine months upon the satisfaction of certain conditions.  The Credit Facility provides for customary events of default, including but not limited to (i) the occurrence of a material adverse change, and (ii) the occurrence of a change of control.  The Credit Facility contemplates that, with Lender consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of November 7, 2008, the Company has not requested the initial borrowing and has full availability of the facility.

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

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in customer service.  The Company hired an additional eight new sales employees in January 2008, and hired a compliance officer in May.  In the fourth quarter of fiscal 2007, we relocated to an approximately 11,400 square foot office in the greater Tampa, Florida area because we believed that our former location in Bradenton, Florida made recruiting quite difficult due to the demographics of the area. The lease for our new Tampa office commenced on our move-in date in October 2007. The total minimum payments, exclusive of sales taxes and common area maintenance charges, over the five-year lease obligation are approximately $740,000. After our move to the Tampa location, we vacated the leased premises in Bradenton, Florida; however, we remain liable for approximately $37,000 of rent payable under our Bradenton lease through December 2008.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at September 27, 2008:

Twelve months ending	Amounts
September 2009	$256,800
September 2010	199,200
September 2011	203,500
September 2012	208,000
September 2013	17,400

Total	$884,900

Employment Agreements

At September 27, 2008, we are obligated under the employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  The employment agreements have a term from September 5, 2006 to December 31, 2008 and provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Mr. Welch’s agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

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

Notwithstanding the above mentioned vesting schedules,  the options will be immediately fully vested and exercisable in the event of a change in control (as defined in their respective employment agreements), and/or the death or total disability of Mr. Welch or Mr. Springer during the terms of their employment. To the extent the options are not previously exercised, the options terminate on the earlier of (i) the date ten years following the grant date or (ii) at the date 12 months following the cessation of Mr. Welch’s and/or Mr. Springer’s employment with the Company.

On January 24, 2008, the Company’s Board of Directors awarded Messrs. Welch and Springer 95,000 and 45,000 stock options, respectively, at an exercise price of $4.00 per share. Using the Black-Scholes option valuation model, at aggregate fair values of approximately $234,000 and $111,000, respectively, is expected to be recognized over the vesting periods of the options.  The first seventeen installments vested on January 28, 2008 and accordingly at that time 17/28 of the aforementioned stock-based compensation was recognized as compensation expense.  The remaining compensation expense will be recognized on a straight line basis as additional installments vest on the final day of each month through December 31, 2008.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balance levels for our card programs.  As of September 27, 2008, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T totaled $225,000.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 27, 2008 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may also become involved in certain other litigation from time to time in the ordinary course of business. However at September 27, 2008, to the best of our knowledge, no such litigation exists or is threatened.

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

NFINANSE INC.

Date: November 11, 2008	By:	/s/ Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: November 11, 2008	By:	/s/ Raymond P. Springer
Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: November 11, 2008	By:	/s/ Jerome A. Kollar
Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.