Form 10-K
period 2009-01-03
nFinanSe Inc.
filed 2009-03-30
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 27, 2009, was $8,316,256.

The number of shares of the issuer’s Common Stock outstanding as of March 27, 2009 is 9,344,108.

Documents Incorporated By Reference: As stated in Part III of this annual report, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report are incorporated herein by reference.

TABLE OF CONTENTS

		Page
FORWARD-LOOKING STATEMENTS………………………………………………......................................................................................................................................….………................................................................................................		1
PART I………………………………………………………………………………………………...		2
Item 1.	Business…………………………………………………………………………...	2
Item 1A.	Risk Factors……………………………………………………………………...	6
Item 2.	Properties…………….…………………………………………………….……...	12
Item 3.	Legal Proceedings………………………………………………………….……...	12
Item 4.	Submission of Matters to a Vote of Security Holders…………………….……...	12
PART II……………………………………………………………………………………………...		13
Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities………………………………………………….........................................................................................	13
Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations……………………………………………………………………...................................................................................	14
Item 8.	Financial Statements and Supplementary Data ………..………………………...	21
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure………………………………………………………………………..............................................................................	21
Item 9A.	Controls and Procedures………………………………………………………...	21
Item 9B.	Other Information………………………………………………………………...	22
PART III……………………………………………………………………………………………...		23
Item 10.	Directors, Executive Officers and Corporate Governance…….…..……………...	23
Item 11.	Executive Compensation………………………………………………………...	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters……………………………………………………...........................................................................................	23
Item 13.	Certain Relationships and Related Transactions, and Director Independence…...	23
Item 14.	Principal Accountant Fees and Services………………………………………...	23
PART IV……………………………………………………………………………………………...		24
Item 15.	Exhibits………………………………………………………………………...	24
	Signatures………………………………………………………………………...	28

-i-

FORWARD-LOOKING STATEMENTS

In this annual report, we make a number of statements, referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and other similar expressions and include statements regarding:

•	the extent to which we continue to experience losses;
•	our real property leases and expenses related thereto;
•	our ability to fund our future cash needs through public or private equity offerings and debt financings;
•	whether our business strategy, expansion plans and hiring needs will significantly escalate our cash needs;
•	our need to raise additional capital and, if so, whether our success will depend on raising such capital;
•	our reliance on our sponsoring bank’s federal charter permitting us to offer stored value cards in various states;
•	our expectation of continued and increasing governmental regulation of the stored value card industry;
•	the completion of our Payment Card Industry Security and Compliance audit and certification of our network;
•	our anticipation of future earnings volatility;
•	our entrance into additional financings, which result in a recognition of derivative instrument liabilities; and
•	the hiring of a substantial number of additional employees in sales, operations and customer service.

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
•
other risks and uncertainties discussed in greater detail in this annual report, including those factors under the heading “Risk Factors” and those risks discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

As used in this annual report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

PART I

Item 1. Business.

BUSINESS OVERVIEW

nFinanSe Inc. is a provider of stored value cards (“ SVCs”), for a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

We operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend prepaid cards and payroll cards; and (ii) the nFinanSe Network™, which is a network of load locations for stored value and prepaid cards.

BACKGROUND

We were founded on July 10, 2000 and began developing a technology platform focused on selling debit cards to individuals without bank accounts or who maintain limited funds in their bank accounts.  Those individuals are referred to by us as the “unbanked” and “underbanked”. Typically, the unbanked and underbanked market is composed of credit “challenged” and cash-based consumers. We ascertained that a major barrier to the acceptance and use of debit cards was the ability to load additional funds on the SVCs.  To address this issue, we shifted focus in 2003 toward enhancing our network, known as the nFinanSe Network™, to enable customers to load funds directly onto our SVCs or those of other issuers with which we have agreements.

In August 2004, we completed a reverse merger and recapitalization with a publicly traded company, Pan American Energy Corp., (“Pan American”).  From a legal perspective, Pan American remained as the surviving entity, however, for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer and no goodwill or other intangible assets were recorded.  Pan American changed its name to Morgan Beaumont, Inc., and adopted our business plans and strategies. In 2006, we changed our name from Morgan Beaumont, Inc. to nFinanSe Inc.

In 2005, we began selling wholesale telecommunications services and we launched prepaid phone cards in an effort to develop brand recognition in the credit challenged or cash-based consumer market. However, the phone card operation struggled with unacceptable operating losses which were draining resources from our core SVC business.  Additionally, we had re-directed our strategy on the retail sale of SVCs by focusing on established pre-paid card distributors who provide direct channels into large numbers of retail outlets for sale and loading of our SVCs.  Accordingly, we made the decision to abandon this line of business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of this business have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Income (loss) from discontinued operations”.

During fiscal 2006, we added Western Union® and MoneyGram® to our fund loading network and signed an agreement with DFS Services LLC (“DFS”) to issue Discover® Network-branded SVCs.  In June 2007, we extended this agreement with DFS, executed a Program Sponsor Agreement, whereby we sell bank-issued Discover® Network branded SVCs, and executed an Incentive Agreement with DFS that provides us with marketing funds for the sale of Discover® Network-branded SVCs.

PRODUCTS AND SERVICES

nFinanSe Card Division

The nFinanSe Card Division sells Discover branded, bank-issued reloadable general spend and gift SVCs.  These SVCs are sold directly to consumers through our distribution partners’ network of retail locations.  The Card Division also sells payroll SVCs directly to companies.  Currently we have over 10,000 retail agent locations where our cards are currently sold.

Card Product	Description	Uses	Benefits
Reloadable General Spend SVC	A prepaid SVC primarily for the unbanked cash-based consumer that is reloadable at nFinanSe Network locations nationwide and is sold at selected retail locations through our prepaid card distributors.	Underbanked/unbanked/cash-based consumers can use the SVC at ATMs and to make purchases wherever Discover Cards are accepted. Also can be used to load Automated Clearing House payroll deposits.	Security, convenience, lower cost than check cashing and money orders.
Gift SVC	A Discover® Network-branded SVC that is denominated for a set value.	Typically, a retail product sold at retail locations.	Can be used to make purchases wherever Discover Cards are accepted.
Payroll SVC	A prepaid SVC for the loading of an employee’s payroll. The SVC is reloadable through the web or from the client’s payroll department via direct deposit.	Payroll distribution targeting companies with a large number of employees that receive payroll and commission checks.	Eliminates costly check preparation and distribution and reduces the loss of employee productivity and associated costs in cashing payroll checks.

We have a strategic relationship with Discover® Network whereby we are a program sponsor of Discover® Network–branded SVCs. We believe that Discover® Network SVCs offer significant advantages over other branded SVCs sold in the United States. Because Discover® Network SVCs can be used everywhere Discover® Network cards are accepted, they provide nationwide reach and 24/7 coverage. These SVCs also offer the advantages of immediate issuance (no waiting for the card to arrive by mail), balance reporting and real-time authorization. We believe that most non–Discover® Network cards cannot provide all of these features.

Additionally, we believe that there is a tremendous growth opportunity in offering Discover® Network–branded payroll SVCs. These programs are customizable and can be customized for large employers on an as-needed basis. We believe our SVCs can eliminate costly check production and distribution for employers and offer security, 24 hours a day and seven days a week “free of course” customer service, and eliminate costly payroll cashing fees for employees. We believe these services make our program attractive to companies and their employees.

nFinanSe Network™

We have developed our nFinanSe Network™, which connects the Company with our load locations. As of January 3, 2009, we had approximately 80,000 nFinanSe Network™ locations consisting primarily of Western Union® and MoneyGram® locations and over 10,000 retail agent locations where our cards are currently sold.

We believe that the nFinanSe Network™ is the largest universal load platform in the United States. We are able to add locations to our nFinanSe Network™ by integrating with large retailers, either directly or through their designated provider and by selecting distributors who are connected to their participating retailers.  We believe the nFinanSe Network™ is compliant with federal and state legal requirements (including the PATRIOT Act). Currently, the nFinanSe Network™ enables us to issue and service our own reloadable general spend SVCs while directly controlling all aspects of the cardholder experience such as customer service and web portal access.  We believe this should enable SVC holders to reload their card at many sites, increasing customer satisfaction, reducing churn and increasing card usage. This makes the nFinanSe Network™ one of our key strategic assets.

IMPORTANT BUSINESS RELATIONSHIPS

Our current and planned operations involve working with the following business partners, among others, to sell SVCs and services. Each of these relationships plays a different role in our operations.

●      Discover® Network. Our agreement with DFS Financial Services LLC permits us to offer SVCs with the Discover hologram to prospective cardholders through various channels approved by Discover® Network. This agreement runs through June 2012 and renews annually thereafter. We pay to Discover certain program, authorization and settlement fees and Discover pays to the issuing bank the interchange revenue earned on sales transactions from SVCs that we sponsor.

●      Issuing Banks.  Our business plan involves using federally chartered banks to issue Discover branded SVCs.  Until we complete our state licensing initiative, using a federally chartered bank is integral in meeting certain regulatory and licensing requirements. These agreements typically run for three years and have renewal terms of one to three year terms. The agreements vary; however, most include charges for transactions and revenue sharing arrangements in interchange revenues, as well as the interest earned on cardholder balances.

●      Processor. Discover® Network and the issuing banks require that we engage an approved processor so that all of the consumer transactions are tracked and all debits and credits to the consumer SVC accounts are properly adjusted. We chose Metavante Corporation, to act as the processor. Metavante has all necessary regulatory and banking approvals to conduct transactions from point-of-sale (“POS”) terminals, and from banks to apply credits and debits to the consumer cards. Metavante has a schedule of fees for services provided to us and to the SVC holder. Those fees associated with SVC holder activity are typically passed on to the consumer, usually through a service-related price mark-up.

●      Distribution Partners. Our retail strategy is to use prepaid card distributors who wish to add additional products to their line. We ship SVCs to distributors on a consignment basis. The distributor then moves the SVCs to their contracted retail locations. When the SVC is sold at retail, the retailer activates the SVC by swiping it through a POS terminal that is connected to us through their distributor.  We load value on cards concurrently with the collection of funds by the retailer.  The retailer remits all but the retailer's fee to the distributor.  The distributor then subsequently reimburses the Company for the load value on the card and pays our portion of the wholesale fees based on contractual terms through an ACH transaction. We also collect monthly maintenance fees from the cardholder directly and, in some cases, we share some portion of these fees with the distributor.  We have executed agreements with prepaid card distributors including InComm, QComm/Emida, ViaOne and Now Prepay. These distributors represent more than 100,000 retail locations that could potentially offer our SVCs. During December 2008, over 9,000 InComm retail locations began to offer our SVCs.  We expect over the next 12 months that our distributors will market our cards in more than 20,000 of their retail locations.

•  Large Retailers. Certain larger retailers prefer to integrate directly to our network or designate a specialized third party provider to integrate to our network. When the SVC is sold, the retailer activates the SVC by swiping it through a POS terminal which communicates directly to us or through their designated provider.  We load value on cards concurrently with the collection of funds by the retailer.  The retailer remits the load value on the card and pays our wholesale fees based on the terms of our agreement.  We have not executed any direct agreements as of January 3, 2009 although we are in discussions with several large retailers that wish to proceed in this manner.

●      Third-Party Load Locations. We have important relationships with Western Union® and MoneyGram® that allow these two companies to load reloadable SVCs on the nFinanSe Network. These relationships greatly expand our load network and give us what we believe to be a competitive advantage in reloadable SVCs. Not only can we load our Discover® Network–branded SVCs at these locations, but our network has the functionality to load preauthorized third-party-issued cards as well.  At this time, we do not have any third-party-issued card arrangements.

LICENSING REQUIREMENTS

      We have obtained a United States Treasury Federal Money Services business license, which is required by some states to conduct our operations.  In addition, 44 states, along with the District of Columbia, have established laws or regulations requiring entities that load money on cards or process such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  Although we offer our cards in conjunction with national banking institutions that have such federal or state banking charters, on October 2, 2007, we created our wholly-owned subsidiary, nFinanSe Payments Inc., for the express purpose of acquiring the required state licenses. We now have the requisite license from 35 states and the District of Columbia and have applications pending in seven states. We do not plan to offer cards in the remaining two states (Vermont and Hawaii) that require licenses and have not applied for a license in either state.

COMPETITION

The markets for financial products and services, including SVCs and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services offered.  Certain segments of the financial services industry tend to be highly fragmented, with numerous companies competing for market share. Highly fragmented segments currently include financial account processing, customer relationship management solutions, electronic funds transfer and SVC solutions. In addition to competition from other companies, we face competition from existing and potential clients who already have or may develop their own product offerings.

We believe our competitive advantages are:

●	the attributes of the Discover® Network–branded card, including: ● instant issuance ● all transactions preauthorized ● acceptance by over 4 million merchants;

●	the size and breadth of our load network;

●	the industry experience of our sales force; and

●	the price and features of our SVCs and services.

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

Our management believes that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that we have licensed from third parties the proprietary rights required to conduct our business from third parties.

Our proprietary intellectual property consists of:

●	customer relationship management software, for use in customer service applications that require tightly integrated and customizable interaction; and

●	application server and web server software to provide the business logistics necessary for proper data transmission of all transactions.

We believe that the majority of our proprietary software is protected by common law copyright.

EMPLOYEES

As of January 3, 2009, we had 60 full-time employees, of which eight are officers and executives, nine are engaged in sales, two are engaged in marketing, eight are engaged in technology research and development, twenty-two are engaged in customer service, five are engaged in operations, three are engaged in finance and three are engaged in general administration.  None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

Item 1A.  Risk Factors

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

We have incurred losses since inception and anticipate that, despite our rollout of SVCs in December 2008, we will continue to incur losses through the first two quarters of fiscal 2009.

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the fiscal year ended January 3, 2009, and losses since inception were approximately $14.8 million and $50.3 million, respectively.  The extent to which we continue to experience losses will depend on a number of factors, including:

●	implementation of our sales and marketing strategies;

●	competitive developments in our market;

●	customer acceptance of and demand for our SVCs and services;

●	our ability to attract, retain and motivate qualified personnel, particularly sales associates; and

●	the continued adoption by consumers of SVCs.

Our products may never achieve commercial acceptance among our target SVC customers. In addition, we may never obtain or sustain positive operating cash flow, generate net income or ultimately achieve cash flow levels sufficient to support our operations.

We need to raise additional capital.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and payroll card segments of our business, we will need to raise approximately $3 million of additional capital during the first half of fiscal 2009.  Additionally, although we completed a revolving accounts receivable credit facility which we use to fund the face amount of gift cards and the load amounts on general spend cards on a daily basis, we anticipate that we will need this type of facility for 12 to 18 months longer than the current commitment due to the extended amount of time it has taken us to begin our business implementation.  Actual capital requirements will depend on many factors, including the success of our products, the amounts needed to fund anticipated gift card sales and general spend loads until we receive reimbursement from our distributors, the costs and bonding collateral required for state licenses and the market acceptance of new product offerings.  Additional funds may not be available when needed, or, if available, such funds may not be obtainable on terms acceptable to us. If adequate funds are unavailable, we may not be able to continue as a going concern.

Additional equity or debt financing may be dilutive to existing stockholders or impose terms that are unfavorable to us or our existing stockholders.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve arrangements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our current stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies and products or grant unfavorable license terms.

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

Forty-four states along with the District of Columbia have established laws or regulations requiring entities that load money on cards or process such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  We currently hold a license in 35 states and the District of Columbia and we have license applications pending in the seven remaining states in which we plan to conduct business. We do not plan to conduct operations in the remaining two states which require such licenses (Vermont and Hawaii).  In the interim, in states in which we have a pending application, we intend to rely upon the licenses of our federally-chartered card issuing banks.  Additionally, prior to applying for a license, we were required to file for authority to do business in each such state and thereafter file tax returns and be subject to service of process in each state. We do not presently know if we will be able to obtain all of the remaining licenses.  We do not believe our inability to obtain all licenses will impact our business negatively in the short term as we use federally chartered banks as issuers of our cards.  Licensing with various states requires that we post performance bonds concurrent with submitting the license application.  The initial amounts of the various state bonds totaled more than $7 million.  We posted these bonds in early 2008 and have renewed these bonds for 2009.  As we add retail locations, certain states are demanding that we increase the face amount of the applicable bond. With our limited operations, the surety is requiring approximately 10% of the face amount of the bonds in collateral.  We funded the first $500,000 of collateral in February 2009 in the form of a letter of credit arranged and collateralized by Jeffrey Porter, one of our major stockholders. We expect the surety bond company may request an increase in the amount of this letter of credit as operations commence in various states.  On February 1, 2009, we entered into a Guaranty and Indemnification Agreement with Mr. Porter which indemnifies him from loss and compensates him at the rate of 2% per quarter on the amount of the letter of credit.

States may adopt even more stringent licensing rules and regulations, compliance with which could be expensive and time consuming.

There have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the SVC industry. We expect regulation of this industry to increase and become more complicated. Regulatory- and tax-intensive states may adopt complex and heavily regulated schemes. Although we cannot predict the legislative or regulatory proposals that will be adopted or the effect those proposals may have on our business, including any future licensing requirements, the pendency or approval of such proposals could materially adversely affect our business by limiting our ability to generate projected revenues, to raise capital or to obtain strategic partnerships or licenses.  An increase in bonding or fee requirements in particular states could curtail our activities in those jurisdictions.

Our point-of-purchase operators may subject us to liability if they fail to follow applicable laws.

As part of our license requirements, we are required to have agency agreements with each of our load centers. Among other things, the agreements require our agents to comply with the Patriot Act and anti-money-laundering laws.   Although we do not intend to be responsible for their actions, we could be subject to state or federal actions if our load center agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators and generally have a materially adverse effect on our business. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

There is only a limited market for our common stock as a “penny stock.”

A limited public market currently exists for our common stock on the OTC Bulletin Board. In the future, a more active public market for our common stock may never develop or be sustained.

Our common stock is also subject to the penny stock rules. The term “penny stock” generally refers to low-priced, speculative securities of very small companies. Before a broker-dealer can sell a penny stock, SEC rules require the broker-dealer to first approve the customer for the transaction and receive from the customer a written agreement for the transaction. The broker-dealer must furnish the customer with a document describing the risks of investing in penny stocks. The broker-dealer must tell the customer the current market quotation, if any, for the penny stock and the compensation the broker-dealer and its broker will receive for the trade. Finally, the broker-dealer must send monthly account statements showing the market value of each penny stock held in the customer’s account. These requirements make penny stocks more difficult to trade. Because our common stock is subject to the penny stock rules, the market liquidity of our common stock is limited and is likely to remain so.

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

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically store personal information about consumers, including birth dates, addresses, bank account numbers, credit card information, social security numbers and merchant account numbers. If we are unable to protect this information, or if consumers perceive that we are unable to protect this information, our business and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

●	cause our customers to lose confidence in our services;
●	deter consumers from using our services;
●	harm our reputation;
●	require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations;
●	expose us to liability;
●	increase expenses related to remediation costs; and
●	decrease market acceptance of electronic commerce transactions and SVC use.

Although management believes that we have utilized proven applications designed for premium data security and integrity in electronic transactions, our use of these applications may be insufficient to address changing market conditions and the security and privacy concerns of existing and potential customers.

A Payment Card Industry Security and Compliance audit was completed by BT INS, Inc., an international PCI audit firm, on May 21, 2008 and we maintained our Level One Payment Service Provider certification for our nFinanSe Network™, which we originally received on May 6, 2007.  This is the highest certification attainable. We anticipate maintaining this certification going forward.

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

The debit card and SVC industry is a fairly new industry that is developing and building standards, processes and relationships.

We are a developmental company building our networks and relationships. In the course of this development of our network, relationships, load locations and related systems, there exists the possibility that the associated companies may delay roll-out of our products and services.  These delays could have an adverse effect on cash flow, sales and inventory levels.

If we do not respond to rapid technological change or changes in industry standards, our products and services could become obsolete and we could lose our customers.

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

Our current compliance program and screening process for the distribution and/or sale of SVCs is designed to comply with the Bank Secrecy Act (“BSA”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”).  These regulations require financial institutions to obtain and confirm information related to their respective cardholders. If the BSA and/or the USA PATRIOT Act or subsequent legislation increases the level of scrutiny that we must apply to our cardholders and customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers.

We may eventually face significant competition from major banks.

Although several other small and private companies offer products and services similar to those offered by us, most banks have not targeted the “credit challenged consumer” and “cash-based consumer” markets. It is possible that those banks may begin to enter the market for, and expend increasing resources to develop, financial services targeted at the credit challenged and cash-based markets, including the sale and servicing of SVCs and similar services. These banks have significantly greater market presence, brand-name recognition, and financial, technical, and personnel resources than us. Although few banks have focused on our intended target market, they may do so in the future either directly or through acquisition. Accordingly, we may experience increased competition from traditional and emerging banks and other financial institutions. We cannot predict whether we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, financial condition, or prospects. Any increase in competition may reduce our gross margins, require increased spending on sales and marketing, and otherwise materially adversely affect our business, financial condition and prospects.

Internal processing errors could result in our failing to appropriately reflect transactions in customer accounts.

In the event of a system failure that goes undetected for a substantial period of time, we could allow transactions on blocked accounts, confirm false authorizations, fail to deduct charges from accounts or fail to detect systematic fraud or abuse. Errors or failures of this nature could adversely impact our operations, our credibility and our financial standing.

Information system processing interruptions could result in an adverse impact on us, our credibility and our financial standing.

In the event of an information systems processing interruption due to hardware failure, software failure or environmental force majeure, cardholders may lose access to fund loading, balance review, transaction ability or customer service.  Such an event could also allow transactions on blocked accounts, false authorizations, failure to deduct charges from accounts or failure to detect systematic fraud or abuse. Errors or failures of this nature could immediately adversely impact our operations, our credibility and our financial standing.

Requirements to maintain higher reserve accounts could impair our growth and profitability.

We are required to maintain reserve deposit accounts with both Discover (if we directly issue cards)  and our card issuing banks. If we are required to deposit higher than normal reserves with either or both, it could have a material impact on our cash available for operations and impede our business expansion.

If Discover changes its requirements or terminates our contract, the loss would substantially interfere with our marketing strategy and require us to issue only non-hologram products.

Our SVC business focuses solely on the Discover® Network hologram card.  Discover® Network cards can be instantly issued at the POS; real-time authorization of transactions mitigates fraud as customers routinely receive balance information on their sales receipts.  In addition, Discover® Network cards are accepted by over four million merchants and ATMs throughout the United States. If we were to lose our ability to manage card programs issued under the Discover® Network brand, we would lose market acceptance for our products.

Certain delays could cause loss of business opportunities and inhibit our growth.

Delays in the development of our programs or business plans could cause loss of opportunities. These delays could be in areas such as:
●	integration and deployment with our retail distributors;
●	SVC sales and activation; and
●	SVC integration and usage.

The delays may impact our cash flow and profitability.  Delays in distribution and/or adoption of our technology or products could delay the sale, activation and use of SVCs.

Providing credit to the wrong distributors could harm our business and inhibit our growth.

If distributors are unable to fulfill their credit obligations to us, it could have a material adverse effect on our financial condition and results of operations. We immediately transfer funds into the cardholder pooled account at the issuing bank even though the money will not be remitted to us for several days by the distributor. We continually monitor our distributors’ financial condition and in many cases we have arrangements whereby we are authorized to electronically debit their accounts each day for amounts due to us. We usually require that some level of minimum cash balance be maintained with us to cover the associated risk. However, if at the time the ACH electronic debit is initiated, the distributor does not pay us as agreed and the amount is in excess of the maintained cash balance, it could seriously harm our financial condition.

Difficult conditions in the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months at unprecedented levels. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and consumer spending. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. These events and the continuing market upheavals may have an adverse effect on us because we are dependent upon customer and consumer behavior. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses.

Factors such as consumer spending, business investment, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our SVC products and services could be adversely affected. Adverse changes in the economy could affect our results negatively and could have a material adverse effect on our business and financial condition. The current mortgage crisis and economic slowdown has also raised the possibility of future legislative and regulatory actions that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.

There can be no assurance that actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to banks and other financial institutions, the federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking numerous actions to address these financial crises. There can be no assurance as to the actual impact of these government actions on the financial markets or on us. The failure of these programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The soundness of other institutions and companies could adversely affect us.

Our ability to engage in loading and purchasing transactions could be adversely affected by the actions and failure of other institutions and companies, including Metavante, our card issuing banks and the retailers and distributors that carry our SVCs.  As such, we have exposure to many different industries and counterparties. As a result, defaults by, or even questions or rumors about, one or more of these institutions or companies could lead to losses or defaults by us or other institutions. Losses related to these defaults or failures could materially and adversely affect our results of operations.

A prolonged economic downturn could reduce our customer base and demand for our products.

We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. Our success significantly depends upon the growth of demand of our products from a growing customer base. If the communities in which we operate do not grow, or if prevailing economic conditions locally, nationally or internationally are unfavorable, our business may not succeed. A prolonged economic downturn would likely contribute to the deterioration of the demand for SVC’s and our products and services, which in turn would hurt our business. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.

Item 2.  Properties.

Our offices are located at 3923 Coconut Palm Drive, Suite 107, Tampa, Florida 33619.  The lease, which commenced in October 2007, calls for aggregate future minimum rentals of approximately $563,000 (exclusive of sales tax and common area maintenance charges that we are also required to pay) to be paid over a five year period.  We also have operating lease agreements with terms of one year or less for two sales offices, one in Atlanta, Georgia and the other in Dallas, Texas.  These sales office leases call for future minimum rentals of approximately $23,600.

We maintain technology equipment, primarily network servers, telecommunications and security equipment, to run the nFinanSe Network at two third party locations.  Our primary location is in Sarasota, Florida and our backup location, with functionally identical equipment, is in Tampa, Florida.  All of our other tangible personal property is located at our Tampa office. All of our equipment is in good operating condition and repair (subject to normal wear and tear).

Item 3.  Legal Proceedings.

We may become involved in certain litigation from time to time in the ordinary course of business. However, as of January 3, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Settlement Of Litigation

On December 10, 2007, Bedlington Securities, Inc., a Bahamian corporation, filed suit against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging securities fraud in connection with stock it purportedly purchased between August 2004 and November 2006.  Bedlington Securities, Inc. claimed damages in excess of $50,000 and sought a judgment for general and special damages to be determined at the time of trial, punitive damages, reasonable attorney fees and costs of suit and such other further relief as the court deemed just.  On December 16, 2008, the Company and Bedlington entered into a settlement agreement, in which the Company admitted no wrongdoing in the matter.  As full and final settlement of any claims of any kind or character whatsoever by Bedlington against the Company, the Company issued 50,000 restricted shares of its common stock to Bedlington on December 23, 2008.  The value of this settlement was included as “Other income (expense)- loss on litigation” in the January 3, 2009 Statement of Operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

           None.

PART II

Item 5.  Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol “NFSE.”   The following quotations reflect the high and low bids for the shares of the common stock based on inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid prices for the shares of the common stock during each full financial quarter for the two most recent fiscal years were as follows:

Quarter Ended	High	Low
January 3, 2009	$0.90	$0.80
September 27, 2008	$2.30	$2.10
June 28, 2008	$2.40	$2.20
March 29, 2008	$2.80	$2.60
December 29, 2007	$4.95	$3.15
September 29, 2007	$3.80	$2.98
June 30, 2007	$4.49	$2.96
March 31, 2007	$5.05	$1.30

Holders of Record of Common Stock

As of March 16, 2009, there were approximately 102 holders of record of our common stock.

Dividends

Our Series A Convertible Preferred Stock (“Series A Preferred Stock”) accrues dividends of 5% per annum, which can be satisfied in cash or shares of common stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its common stock.  Pursuant to the Company’s Loan and Security Agreement dated June 10, 2008 (see our consolidated financial statements Note C – Loan and Security Agreement), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements related to our Series B Convertible Preferred Stock or on our Series C Convertible Preferred Stock.

In January 2008, dividends on the Series A Preferred Stock for the period from December 28, 2006 through the dividend payment date of December 31, 2007 were declared and satisfied through the issuance of 104,252 shares of our Common Stock.  In August 2008, dividends for the period from December 31, 2007 through the dividend payment date of June 30, 2008 were declared and satisfied through the issuance of 76,626 shares of our Common Stock.  Dividends owed but not declared on our Series A Preferred Stock were $192,136 as of January 3, 2009.  In January 2009, the dividends due through December 31, 2008 were declared and satisfied through the issuance of 198,779 shares of our common stock.  During the fiscal year ended January 3, 2009, dividends were also paid on the voluntary conversion of 320,000 shares of Series A Preferred Stock into 320,000 shares of Common Stock, in the form of 1,301 shares of Common Stock.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of January 3, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,641,779	$3.57	1,363,404
Equity compensation plans not approved by security holders	--	--	--
Total	2,641,779	$3.57	1,363,404

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business.

See Item 1 – Business in this annual report for a description and discussion of our business.

Fiscal Year End.

Because our distributor arrangements generally operate on a weekly cycle, our fiscal year ends on the Saturday closest to December 31 of each year.

Discontinued Operations.

In September 2006, we discontinued the operations of our wholesale long distance and prepaid phone card business.  All financial information pertaining to this discontinued business has been eliminated from ongoing operations for all periods presented in our financial statements included in this report and is shown as a single line item entitled “Discontinued Operations.”

Results of Operations.

Our principal operations commenced in 2001.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through January 3, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

Lack of Profitability of Business Operations since 2001.

 During the years leading up to fiscal 2006, we were primarily focused on selling Visa® and MasterCard® SVCs and experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a process, which became known as the nFinanSe Network TM, to allow the consumer to perform value loads in a retail environment. To enhance the load center footprint, in fiscal 2006, we entered into agreements with MoneyGram® and Western Union® whereby our SVCs could be loaded at their locations.

Further, in 2006, and as amended in June 2007, we signed an agreement with DFS Services, LLC that permits us to provide Discover® Network-branded SVCs directly or through a card issuing bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we were previously selling. Consequently, we focused on implementing the agreement with DFS Services, LLC in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our then-existing SVC programs by disposing of the associated SVC inventory. The time and money lost due to the difficulties and interruptions we experienced hindered our progress and ability to make a profit.

In late 2006, we developed a new go-to-market strategy centered on marketing bank-issued Discover® Network-branded SVCs through well-established prepaid card distributors combined with the load performing ability of the nFinanSe Network™.  In 2007, we secured agreements with several prepaid card distributors including Interactive Communications (“InComm”), which distributes prepaid card products to retailers with more than 100,000 locations throughout the United States.  We had to source a new bank to issue cards for InComm’s retailers and we began the task of integrating our network with InComm’s.  Additionally, the issuing bank required that we immediately begin making applications for licenses in those states claiming jurisdiction over SVCs. The general spend card is a relatively new product for most distributors and it has taken time to integrate with distributors and to market to their retail partners. During the fourth quarter of 2008, several large InComm retailers began marketing our cards.

At January 3, 2009, there were over 80,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 10,000 retail locations currently offering our SVCs for sale and for reload services.

The following discussion compares the operations of the business for the fiscal years ended January 3, 2009, a 53 week period, and December 29, 2007, a 52 week period.

Revenues.  We produce revenues through four general types of transactions:

•	Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
•	Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, which arise when a card with a cash balance is charged for monthly maintenance.
•	Interest revenue, on overnight investing of card balances by our card-issuing bank.

These fees differ by card type, issuing bank and transaction type.

Revenues for the years ended January 3, 2009 and December 29, 2007 were $33,409 and $32,763, respectively.  Revenue was up approximately 2% in the year ended January 3, 2009 compared to the year ended December 29, 2007  Revenues in both fiscal years were restricted due to delays in getting cards for sale into retail locations.  These delays stem from the distributors inability to (i) timely certify their equipment, (ii) successfully complete pilots, (iii) market, train and make sales to their retailers of the Company’s products, and (iv)  roll out cards prior to the fourth quarter holiday season, a traditional blackout time for system or product initiatives.  During fiscal 2008, our retail focus was mainly on implementing the InComm distribution agreement, getting licensed in over 40 states that require licenses and in which we intend to do business and executing agency agreements with retailers to sell and load our SVCs. InComm imposed several delays in implementation of our agreement while they negotiated a potential sale of their company to First Data Corporation, which consumed a large portion of 2008. Once that proposed sale transaction was abandoned, we were able to negotiate Agency Agreements and rollout cards in late 2008 to Winn Dixie, Murphy Oil and Dollar General, representing approximately 10,000 retail locations.

Transaction and Operating Expenses.  Transaction and operating expenses reflect charges for the cost of SVCs sold, charges from our processor, issuing-banks and networks (Discover® Network, ATM networks and EFT networks) for our SVC programs and card transaction costs and the costs of the nFinanSe customer service department.

Description	For the fiscal year ended January 3, 2009	For the fiscal year ended December 29, 2007
SVC card cost, program and transaction expenses	$1,131,704	$533,865
Inventory disposals and reserves	371,383	68,300
Stock based compensation	399	2,210
Customer service expenses	898,508	449,497
Transaction and operating expenses	$2,401,994	$1,053,872

Transaction and operating expenses increased 128% to $2,401,994 in the year ended January 3, 2009 from $1,053,872 in the year ended December 29, 2007.  This increase of $1,348,122 was primarily the result of an increase of approximately $576,000 in the costs charged by our processor to maintain our increased card inventory on their system.  In addition, our continued initiative to develop a 24/7 customer service department to support our SVC products and programs increased our costs by approximately $449,000.  Inventory disposals and reserves increased $303,083 to $371,383 for the year ended January 3, 2009 from $68,300 for the year ended December 29, 2007 due primarily to a $224,400 inventory impairment charge for gift cards printed in 2006 that have an expiration date of less than twelve months prior to their projected dates of deployment and increased inventory reserves of $78,646 for our increases in inactive SVC inventory.

Selling and Marketing Expenses.  Selling and marketing expenses represent the costs we incur for our sales force and for the advertising, trade show and internal marketing expenses associated with marketing our SVCs.

Description	For the fiscal year ended January 3, 2009	For the fiscal year ended December 29, 2007
Advertising and marketing expenses	$1,528,808	$547,996
Sales force expenses	1,936,372	1,535,291
Stock based compensation	218,165	181,148
Selling and marketing expenses	$3,683,345	$2,264,435

Selling and marketing expenses increased 63%, or $1,418,910, to $3,683,345 in the year ended January 3, 2009 from $2,264,435 in the year ended December 29, 2007.  Advertising and marketing expenses were $980,812 higher due to increases in trade magazine advertising, trade show attendance and promotional materials. Higher sales force expenses of $401,081 were incurred in connection with the hiring of 10 additional personnel and related business expenses.  Stock based compensation was higher for the year ended January 3, 2009 primarily due to the additional fiscal 2008 sales personnel hires.

General and Administrative Expenses.  General and administrative expenses increased $1,070,457 to $7,932,942 for the year ended January 3, 2009 from $6,862,485 for the year ended December 29, 2007.  The components of expense are:

Description	For the fiscal year ended January 3, 2009	For the fiscal year ended December 29, 2007
Payroll, benefits and taxes	$3,069,113	$2,446,225
Stock-based compensation	1,701,872	1,813,237
Professional legal and licensing expense	1,442,546	1,004,892
Office and occupancy expenses	1,003,084	1,079,537
Impairment expense	149,743	99,348
Other administrative expense	566,584	419,246
General and Administrative Expenses	$7,932,942	$6,862,485

The increase was primarily due to:

•	increased staffing in administration, engineering, and finance;
•	costs associated with our state money transmission licensing initiative;
•	legal and professional fees;
•	recruiting and consulting expense;
•	telecommunications expense; and
•
impairment of asset charges of $149,743 to write-down the expected value of a marketing incentive agreement compared with impairment in the prior year of $99,348 related to the remaining lease costs of our former corporate office and the write off of dormant card program costs.

Such increase was offset slightly by decreases in:

•	office and occupancy expenses; and
•	stock based compensation.

Loss Before Other Income (Expense).  As a result of the above, the losses before other income (expense) for the years ended January 3, 2009 and December 29, 2007 were $13,984,872 and $10,148,029, respectively.

Other Income (Expense).

Interest income. Interest income decreased $159,141 from $183,325 for the fiscal year ended December 29, 2007 to $24,185 for the fiscal year ended January 3, 2009.  This decrease is primarily attributable to the lower bank balances available for overnight investment in fiscal 2008 and lower interest rates.

Interest expense. Interest expense increased from $1,895 for the fiscal year ended December 29, 2007, to $308,497 for the fiscal year ended January 3, 2009.  In fiscal 2008, the majority of our interest expense represented amortization of non-cash costs recorded for the value of warrants issued to lenders participating in certain financing transactions.  In fiscal 2008, our cash interest expense was $82,919 that was incurred for bond collateral guarantees, advances against our existing line of credit, amortization of cash deferred financing costs, and insurance premium financing.

Loss on Derivative Financial Instruments.  In March and May 2008, we entered into certain Securities Purchase Agreements which included an exchange provision, permitting the investors to exchange the securities they received for the securities sold by us in a subsequent offering, if such an offering occurred within six months.  A portion of the proceeds received was allocated to recognize a derivative liability related to that exchange feature.  The derivative liability is measured at fair value and was initially valued at $163,968.  On June 12, 2008, the exchange feature was triggered and the derivative liability was settled as a result of the exchange.  At that time, the fair value of the derivative liability was estimated to be $560,000.  As a result, for the year ended January 3, 2009, we recorded a loss related to the derivative liability of $396,032 ($560,000 less the $163,968 initially allocated to the liability).  At January 3, 2009, the Company did not have any remaining items to be measured at fair value and does not have any remaining derivative liabilities.  During fiscal 2007, there were no derivative financial instrument liabilities outstanding and, accordingly, we had no gains or losses on such instruments during the year ended December 29, 2007.

Loss from Continuing Operations. Loss from continuing operations was $14,771,475 for the fiscal year ended January 3, 2009 or $4,741,748 higher than the loss from continuing operations of $9,939,356 for the fiscal year ended December 29, 2007.

Liquidity and Capital Resources.

From inception to January 3, 2009, we have raised net proceeds of approximately $40.5 million from financing activities. We used these proceeds to fund operating and investing activities.  We had a cash balance of approximately $400,000 as of March 20, 2009.

Net cash used in operating activities was approximately $13.6 million and $8.5 million for the fiscal years ended January 3, 2009 and December 29, 2007, respectively.  The increase in cash used in operations was primarily the result of increased losses from operations and increases in our card inventory.

Net cash provided by investment activities for the fiscal year ended January 3, 2009 was approximately $569,000, consisting of the redemption of our short-term investment of $725,000, offset by approximately $156,000 for purchases of property and equipment, primarily for additional computer hardware and software for new employees and the nFinanSe NetworkTM.  Net cash used in investment activities for the fiscal year ended December 29, 2007 was approximately $1,312,000, consisting of a short term investment of $728,000 and $584,000 for purchases of property and equipment related to the relocation to our Tampa office and computer hardware and software for new employees and the nFinanSe NetworkTM.

During the fiscal year ended January 3, 2009, our financing activities included net cash of approximately $10.2 million through sales of certain of our equity and borrowings of $1.2 under our credit facility offset by approximately $459,600 in deferred financing costs incurred in connection with our credit facility.  During the year ended December 29, 2007, we secured net cash provided by financing activities of approximately $8.4 million from sales of equity instruments.

On February 19, 2008, the Company completed the funding of collateral amounting to approximately $1.8 million required for the performance bonds issued in connection with our state licensing efforts. The collateral, in the form of a one-year letter of credit issued by a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter, one of our major stockholders, and Bruce E. Terker, a member of our Board of Directors and a major stockholder.  Of the total collateral amount, Mr. Porter arranged for approximately $1 million, and the remainder was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into respective Guaranty and Indemnification Agreements. Accordingly, we were contingently liable for the face amount of the letter of credit of approximately $1.8 million, which expired in February 2009. Mr. Porter was compensated in cash at 2% per quarter paid in arrears. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of our common stock at a purchase price of $3.35 per share. The Guarantee and Indemnification Agreements were cancelled in February 2009.

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $0.5 million (ultimately 10% of the face amount of the bonds issued) for performance bonds issued in connection with our state licensing efforts, replacing the aforementioned funding.  The collateral, in the form of a letter of credit arranged by Mr. Porter, was issued by a bank and placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.3 million.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009.  Accordingly, we are contingently liable for the face amount of the letter of credit of approximately $0.5 million. Mr. Porter will be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and paycard segments of our business, we will need to raise approximately $3 to $5 million of additional capital during the first half of fiscal 2009.  We expect to finance this through public or private equity offerings and have retained investment bankers to assist.  We may decide to raise the capital in more than one transaction based on market conditions and business circumstances.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward.  This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stockholders.

Changes in Number of Employees. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at January 3, 2009:

Fiscal year ending	Amounts

2009	$219,900
2010	200,600
2011	205,000
2012	156,300
2013	-

Total	$781,800

Employment Agreements

We are obligated under the employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  The employment agreements had an initial term from September 5, 2006 to December 31, 2008 and were automatically renewed for two years with a new expiration date of December 31, 2010.  The employment agreements provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Each agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

In connection with their initial employment agreements (see Note F – Commitments and Contingencies), our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer, received stock options to purchase approximately 603,400 and 284,000 shares, respectively, of common stock at $1.50 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $845,000 and $400,000, respectively.  These amounts were recognized as stock-based compensation expense as the options vested. The grants were equal to 4.25% and 2.00%, respectively, of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The options were divided into 28 equal installments, with the first six installments vesting on February 28, 2007 and additional installments vest on the final day of each month through December 31, 2008.  At January 3, 2009, all options have vested and all compensation expense related to these options has been recognized.

On July 12, 2007, Messrs. Welch and Springer were awarded 197,855 and 93,108 stock options, respectively, at $3.40 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $619,000 and $291,000, respectively.  These amounts were recognized as stock-based compensation expense as the options vested.  These grants were equal to approximately 4.25% and 2.0% of the shares of our total stock and warrants issued under the Securities and Purchase Agreements, dated June 29, 2007, between the Company and certain investors. These options vested in 28 equal installments with the first eleven installments vesting on July 31, 2007 and additional installments vesting on the final day of each month through December 31, 2008.  At January 3, 2009, all options have vested and all compensation expense related to these options has been recognized.

On January 24, 2008, Messrs. Welch and Springer were awarded 95,000 and 45,000 stock options, respectively, at an exercise price of $4.00 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $234,000 and $111,000, respectively.  These amounts were recognized as stock based compensation expense as the options vested.  The options were divided into 28 equal installments, with the first seventeen installments vesting on January 28, 2008 and additional installments vesting on the final day of each month through December 31, 2008.  At January 3, 2009, all options have vested and all compensation expense related to these options has been recognized.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank, (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota, (“FNB&T”), our card-issuing banks, and Metavante Corporation, our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During the fiscal years ended January 3, 2009 and December 29, 2007, we made aggregate payments of approximately $594,200 and $117,800, respectively to Metavante, $2,100 and $6,800, respectively to PDNB and $111,500 and $0, respectively, to FNB&T under these agreements.

Critical Accounting Policies

Revenue Recognition

We generate the following types of revenues:

●	Wholesale fees, which arise when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
●	Transaction fees, which arise when our SVCs are used in a purchase or ATM transaction.
●	Maintenance fees, which arise when an SVC with a cash balance is charged for monthly maintenance.
●	Interest revenue, on overnight investing of SVC balances by our card issuing bank.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and generate sufficient cash to continue as a going concern, (2) all long-lived assets are recoverable, and (3) our inventory is properly valued and recoverable.  In addition, stock-based compensation expense represents an estimate of management.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Stock-Based Compensation

We apply Financial Accounting Standards No. 123R, “Share-Based Payments” (“FAS 123(R)”), to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees.

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

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable.  At January 3, 2009, we believe our remaining long-lived assets are recoverable.

Convertible Debt and Equity Securities Issued with Registration Rights Agreements

In connection with the sale of debt or equity securities, we may enter into registration rights agreements that generally require us to file registration statements with the SEC to register common stock shares that may be issued on conversion of debt or preferred stock to permit resale of common stock shares previously sold under an exemption from registration or to register common stock shares that may be issued on exercise of outstanding options or warrants. The agreements typically require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common stock shares, options or warrants. We account for any such penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, "Accounting for Contingencies,".  This accounting is consistent with FASB Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements,". Accordingly, we recognize any damages when it becomes probable that they will be incurred and when amounts are reasonably estimable.

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

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R broadens the guidance of FAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also expands the required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. FAS 141R applies prospectively to business combinations consummated in fiscal years beginning after December 15, 2008.  This statement is not expected to have a significant effect on our financial statements.

In March 2008, the FASB issued Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently provides an abundance of information about its use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within FAS 161.  Thus, the Company currently does not anticipate the adoption of FAS161 will have a material impact on the disclosures already provided.  The Company does not currently utilize derivatives to hedge any of its financial instruments.

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

In May 2008, the FASB issued Financial Accounting Standard No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60”, (“FAS 163”).  FAS 163, which is effective for fiscal years beginning after December 15, 2008, is not expected to have any effect on our financial statements.

Item 8.  Financial Statements and Supplementary Data.

The audited financial statements of the Company for the fiscal year (53 week period) ended January 3, 2009 and the fiscal year (52 week period) ended December 29, 2007, and the report thereon of Kingery & Crouse, P.A., our independent accountants, are included in this annual report following the Exhibit Index to this annual report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, although we did identify certain significant deficiencies.

The SEC has defined “significant deficiency” as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.    In this regard, we continue to have a small number of accounting and financial personnel with fairly limited redundancies which redundancies could be considered necessary to adequately support our financial reporting requirements. This deficiency is due to our small size and limited operating history. During fiscal 2009, as we implement our business plan, we expect to increase our accounting resources to augment our financial reporting requirements.

We understand that remediation of disclosure controls is a continuing work in progress due to the issuance of new standards and promulgations.  However, remediation of any known deficiency is among our highest priorities.  Our management and Audit Committee will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.  As of the date of this report, our management believes that the implementation of our business plan and the concomitant increase in our accounting and financial resources will remediate any deficiency in internal control over financial reporting.

Notwithstanding the aforementioned deficiency, our management performed additional analyses, reconciliations and other procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this annual report are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

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

Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As stated above, management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was effective as of January 3, 2009.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended January 3, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The information called for by Item 10 of Form 10-K will be set forth under the caption “Directors, Executive Officers and Corporate Governance” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 11.   Executive Compensation.

The information called for by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 of Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

The information called for by Item 14 of Form 10-K will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

PART IV
Item 15.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 27, 2006 and incorporated by reference herein).

3.3	By-Laws, as amended, of the Company (filed as Exhibit 3 to the Company’s Registration Statement on Form SB-2/A filed on November 28, 2001 and incorporated by reference herein).

3.4
Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on December 27, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

3.5
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 29, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

3.6
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

3.7
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

3.8
Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

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

4.8
Warrant to Purchase Common Stock, dated February 19, 2008, issued by the Company to Bruce E. Terker (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

4.9
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on March 21, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2008 and incorporated by reference herein).

4.10
Form of Warrant, as issued by the Company to Bruce E. Terker on March 21, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 28, 2008 and incorporated by reference herein).

4.11
Form of Securities Purchase Agreement, as executed by the Company and the purchasers signatory thereto on March 28, 2008 and March 31, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 31, 2008 and incorporated by reference herein).

4.12
Form of Warrant, as issued by the Company to certain investors on March 28, 2008 and March 31, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 31, 2008 and incorporated by reference herein).

4.13
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on May 16, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 22, 2008 and incorporated by reference herein).

4.14
Form of Warrant, as issued by the Company to Bruce E. Terker on May 16, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008 and incorporated by reference herein).

4.15
Form of Securities Purchase Agreement, as executed by the Company and the purchasers signatory thereto on June 12, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

4.16
Form of Warrant, as issued by the Company to certain investors on June 12, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

4.17
Form of Securities Exchange Agreement, as executed by the Company and the investors signatory thereto on June 12, 2008 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

4.18
Form of Amendment No. 1 to Warrant, as issued by the Company to certain lenders on November 26, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein).

4.19
Form of Warrant, as issued by the Company to certain lenders on November 26, 2008 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein).

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

10.5
Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

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

10.10**
Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.11
Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein).

10.13	2004 Amended Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

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

10.21
Loan and Security Agreement, dated as of June 10, 2008, among the Company, nFinanSe Payments Inc., and the lenders party thereto and Ballyshannon Partners, L.P., as agent (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

10.22
Amended and Restated Loan and Security Agreement, dated as of November 26, 2008, among the Company, nFinanSe Payments Inc., and the lenders party thereto and Ballyshannon Partners, L.P., as agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

21.1*	List of the Company’s Subsidiaries

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*   Filed herewith.

** Management contract or compensatory plan or arrangement.

SIGNATURES

           In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nFinanSe Inc.

By:	/s/ Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
	Date:	March 30, 2009

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	March 30, 2009

By:	/s/Raymond P. Springer
Raymond P. Springer, Secretary and Chief Financial Officer
(Principal Financial Officer)
	Date:	March 30, 2009

By:	/s/ Jerome A. Kollar
Jerome A. Kollar, Principal Accounting Officer
	Date:	March 30, 2009

By:	/s/ Ernest W. Swift
Ernest W. Swift, Director
	Date:	March 30, 2009

By:	/s/ Benjamin J. Bond
Benjamin J. Bond, Director
	Date:	March 30, 2009

By:	/s/ Mark S. Brewer
Mark S. Brewer, Director
	Date:	March 30, 2009

By:	/s/ Joseph D. Hudgins
Joseph D. Hudgins, Director
	Date:	March 30, 2009

By:	/s/ Bruce E. Terker
Bruce E. Terker, Director
	Date:	March 30, 2009

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 27, 2006 and incorporated by reference herein).

3.3	By-Laws, as amended, of the Company (filed as Exhibit 3 to the Company’s Registration Statement on Form SB-2/A filed on November 28, 2001 and incorporated by reference herein).

3.4
Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on December 27, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

3.5
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 29, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein).

3.6
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

3.7
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

3.8
Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

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

4.8
Warrant to Purchase Common Stock, dated February 19, 2008, issued by the Company to Bruce E. Terker (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein).

4.9
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on March 21, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2008 and incorporated by reference herein).

4.10
Form of Warrant, as issued by the Company to Bruce E. Terker on March 21, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 28, 2008 and incorporated by reference herein).

4.11
Form of Securities Purchase Agreement, as executed by the Company and the purchasers signatory thereto on March 28, 2008 and March 31, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 31, 2008 and incorporated by reference herein).

4.12
Form of Warrant, as issued by the Company to certain investors on March 28, 2008 and March 31, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 31, 2008 and incorporated by reference herein).

4.13
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on May 16, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 22, 2008 and incorporated by reference herein).

4.14
Form of Warrant, as issued by the Company to Bruce E. Terker on May 16, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008 and incorporated by reference herein).

4.15
Form of Securities Purchase Agreement, as executed by the Company and the purchasers signatory thereto on June 12, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

4.16
Form of Warrant, as issued by the Company to certain investors on June 12, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

4.17
Form of Securities Exchange Agreement, as executed by the Company and the investors signatory thereto on June 12, 2008 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

4.18
Form of Amendment No. 1 to Warrant, as issued by the Company to certain lenders on November 26, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein).

4.19
Form of Warrant, as issued by the Company to certain lenders on November 26, 2008 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein).

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

10.5
Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

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

10.10**
Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.11
Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein).

10.13	2004 Amended Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

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

10.21
Loan and Security Agreement, dated as of June 10, 2008, among the Company, nFinanSe Payments Inc., and the lenders party thereto and Ballyshannon Partners, L.P., as agent (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein).

10.22
Amended and Restated Loan and Security Agreement, dated as of November 26, 2008, among the Company, nFinanSe Payments Inc., and the lenders party thereto and Ballyshannon Partners, L.P., as agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein).

21.1*	List of the Company’s Subsidiaries

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*   Filed herewith.

** Management contract or compensatory plan or arrangement.

nFinanSe Inc.
(A Development Stage Enterprise)

Consolidated Financial Statements
as of and for the fiscal years ended January 3, 2009 and December 29, 2007 and for the period July 10, 2000 (inception) to January 3, 2009,
and
Report of Independent Registered Public Accounting Firm

nFinanSe Inc.
(A Development Stage Enterprise)

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm…………………..………..………..…………….………..……………..……………….…………….………..……………..……………….…………….………..……………..	F-3
Consolidated Financial Statements:
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007…………………...…………….………..……………..……………….…………….………..……………..……………….…………….………..…………….	F-4

Consolidated Statements of Operations for the fiscal year ended January 3, 2009, the fiscal year ended December 29, 2007 and the period July 10, 2000 (inception) to January 3, 2009………..….…………….……………....
F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal year ended January 3, 2009, the fiscal year ended December 29, 2007 and each fiscal period from July 10, 2000 (inception) to December 30, 2006....
F-6

Consolidated Statements of Cash Flows for the fiscal year ended January 3, 2009, the fiscal year ended December 29, 2007 and the period July 10, 2000 (inception) to January 3, 2009………..….…………….…………........
F-11
Notes to Consolidated Financial Statements…………….………..……………..……………….…………….………..……………..……………….…………….………..……………..……………….…………….………..………….......	F-13

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

To the Board of Directors and Stockholders of nFinanSe Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of nFinanSe Inc. and subsidiaries (the “Company”), a development stage enterprise, as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period July 10, 2000 (date of inception) to January 3, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2009 and December 29, 2007, and the results of its operations and cash flows for the fiscal years then ended and for the period July 10, 2000 (date of inception) to January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to such consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations and has ongoing requirements for additional capital investment. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

March 30, 2009
Tampa, FL

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$475,608	$2,497,365
Restricted cash	472,500	-
Short-term investment	-	728,000
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	52,078	10,957
Other	25,776	19,027
Prepaid expenses and other current assets, ,including prepaid marketing costs of approximately $224,600 and $312,000, respectively	402,505	473,493
Current portion of deferred financing costs (net of accumulated amortization of $38,300)	421,306	-
Inventories	2,885,779	1,942,206
Total current assets	4,735,552	5,671,048
PROPERTY AND EQUIPMENT	625,746	759,261

OTHER ASSETS
Deferred financing costs ,net of accumulated amortization of $127,532	1,402,849	-
Deferred cost of marketing incentive agreement warrants (net of accumulated amortization of $4,309 and $107, respectively)	381,250	535,195
Other assets	272,404	35,080

TOTAL ASSETS	$7,417,801	$7,000,584

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$343,020	$139,635
Accrued personnel costs	105,772	130,804
Accrued inventory liability	210,159	593,431
Accrued lease and contractual obligations	150,241	220,809
Credit facility loans outstanding	1,200,000	-
Deferred revenues	31,250	106,250
Other accrued liabilities	522,113	371,298
Total current liabilities	2,562,555	1,562,227

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 12,537,984 and 8,820,484 shares issued and outstanding on January 3, 2009 and December 29, 2007, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,820,484 shares issued and outstanding with liquidation values of $7,692,620 and $8,213,651 (including undeclared accumulated dividends in arrears of $192,136 and $393,167) as of January 3, 2009 and December 29, 2007, respectively	7,500	7,820
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at January 3, 2009 and December 29, 2007,respectively	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at January 3, 2009	4,038	-
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,344,108 and 7,371,929 shares issued and outstanding as of January 3, 2009 and December 29, 2007, respectively	9,344	7,372
Additional paid-in capital	56,770,705	42,002,195
Deficit accumulated during the development stage	(51,937,341)	(36,580,030)
Total stockholders’ equity	4,855,246	5,438,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,417,801	$7,000,584

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended January 3, 2009	For the fiscal year ended December 29, 2007	For the period July 10, 2000 (inception) to January 3, 2009
REVENUES	$33,409	$32,763	$1,239,577

OPERATING EXPENSES
Transaction and operating expenses	2,401,994	1,053,872	4,766,191
Selling and marketing expenses	3,683,345	2,264,435	8,039,977
General and administrative expenses	7,932,942	6,862,485	30,503,596
Total operating expenses	14,018,281	10,180,792	43,309,764

Loss before other income (expense)	(13,984,872)	(10,148,029)	(42,070,187)

Other income (expense):
Interest expense	(308,497)	(1,895)	(1,996,761)
Interest income	24,185	183,325	1,164,425
Gain (loss) on derivative instruments	(396,032)	-	1,449,230
Loss from litigation	(105,500)	-	(105,500)
Loss on debt extinguishment	-	-	(4,685,518)
Registration rights penalties	-	-	(98,649)
Other income (expense)	(758)	27,243	(94,614)
Total other income (expense)	(786,602)	208,673	(4,367,387)

Loss from continuing operations	(14,771,474)	(9,939,356)	(46,437,574)

Loss from discontinued operations	-	(8,738)	(3,861,579)

Net loss	(14,771,474)	(9,948,094)	(50,299,153)
Dividends paid on Series A Convertible Preferred Stock	(190,527)	(52,352)	(1,638,189)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(192,136)	(393,167)	(192,136)
Net loss attributable to common stockholders	$(15,154,137)	$(10,393,613)	$(52,129,478)
Net loss per share - basic and diluted:
Continuing operations	$(1.74)	$(1.95)
Discontinued operations	$-	$-
Total net loss per share	$(1.74)	$(1.95)
Weighted average number of shares outstanding	8,715,664	5,318,685

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Common Stock
							Subscribed	Deficit
	Convertible Preferred Stock			Common Stock		Additional Paid-In	and Note Receivable From	Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total

Balances, July 10, 2000 (inception)	$-	$-	$-	-	$-	$-	$-	$-	$-

Common Stock subscription	-	-	-	-	-	-	100	-	100
Net loss	-	-	-	-	-	-	-	-	-
Balances, December 31, 2000	-	-	-	-	-	-	100	-	100

Issuance of Common Stock for cash:
At $0.177 per share	-	-	-	2,547	3	447	(100)	-	350
At $0.126 per share	-	-	-	39,802	39	4,961	-	-	5,000
Issuance of Common Stock for services
At $1.57 per share	-	-	-	77,853	78	122,172	-	-	122,250
Net loss	-	-	-	-	-	-	-	(216,982)	(216,982)
Balances, December 31, 2001	-	-	-	120,202	120	127,580	-	(216,982)	(89,282)

Issuance of Common Stock for cash:
At $1.57 per share	-	-	-	1,337	1	2,099	-	-	2,100
At $2.62 per share	-	-	-	64,766	65	169,435	-	-	169,500
At $3.14 per share	-		-	15,921	16	49,984	-	-	50,000
Issuance of Common Stock for services:
At $1.57 per share	-	-	-	46,412	46	72,834	-	-	72,880
At $2.62 per share	-	-	-	75,465	75	197,816	-	-	197,891
At $3.14 per share	-	-	-	3,375	3	10,597	-	-	10,600
Net loss	-	-	-	-	-	-	-	(451,646)	(451,646)
Balances, December 31, 2002	-	-	-	327,478	326	630,345	-	(668,628)	(37,957)

Issuance of Common Stock for cash:
At $1.57 per share	-	-	-	14,210	14	22,299	-	-	22,313
At $3.14 per share	-	-	-	12,737	13	39,987	-	-	40,000
Issuance of Common Stock for services
At $3.14 per share	-	-	-	189,289	189	594,276	-	-	594,465
Issuance of Common Stock for assets of Typhoon Technologies at $3.14 per share	-	-	-	71,068	71	223,119	-	-	223,190
Net loss	-	-	-	-	-	-	-	(954,974)	(954,974)
Balances, December 31, 2003	-	-	-	614,782	613	1,510,026	-	(1,623,602)	(112,963)

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Common Stock
							Subscribed	Deficit
	Convertible Preferred Stock			Common Stock		Additional Paid-In	and Note Receivable From	Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Issuance of Common Stock for cash at $1.57 per share	-	-	-	13,183	13	20,687	-	-	20,700
Issuance of Common Stock held in escrow	-	-	-	17,513	18	(18)	-	-	-
Common Stock issued for services at $3.14 per share	-	-	-	4,521	5	14,195	-	-	14,200
Issuance of Common Stock in exchange for net assets in a recapitalization	-	-	-	1,351,250	1,351	2,967,649	(3,000,000)	-	(31,000)
Collections on note receivable from stockholder	-	-	-	-	-	-	1,615,586	-	1,615,586
Net loss	-	-	-	-	-	-	-	(1,031,335)	(1,031,335)
Balances, September 30, 2004	-	-	-	2,001,249	2,000	4,512,539	(1,384,414)	(2,654,937)	475,188

Issuance of Common Stock and warrants for cash:
At $4.00 per share	-	-	-	356,250	356	1,424,644	-	-	1,425,000
At $8.00 per share (net of stock issuance costs)	-	-	-	618,125	618	4,882,996	-	-	4,883,614
Allocation of proceeds from sales of Common Stock to derivative financial instruments (warrants)	-	-	-	-	-	(3,461,500)	-	-	(3,461,500)
Allocation of proceeds from sales of Common Stock to derivative financial instruments (registration rights)	-	-	-	-	-	(545,943)	-	-	(545,943)
Value attributable to consulting and director options	-	-	-	-	-	1,074,700	-	-	1,074,700
Issuance of Common Stock for certain property and equipment of MTel	-	-	-	43,183	43	748,157	-	-	748,200
Collections on note receivable from stockholder	-	-	-	-	-	-	1,384,414	-	1,384,414
Net loss	-	-	-	-	-	-	-	(7,417,935)	(7,417,935)
Balances, September 30, 2005	-	-	-	3,018,807	3,017	8,635,593	-	(10,072,872)	(1,434,262)

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Common Stock
							Subscribed	Deficit
	Convertible Preferred Stock			Common Stock		Additional Paid-In	and Note Receivable From	Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Derivative liability related to warrants exercised for Common Stock	-	-	-	-	-	5,254,486	-	-	5,254,486
Reclassify derivative portion of registration rights damages	-	-	-	-	-	(454,226)	-	-	(454,226)
Warrants exercised for Common Stock at $4.00 per share	-	-	-	618,125	618	2,471,882	-	-	2,472,500
Exercise of vested stock options	-	-	-	10,000	10	(10)	-	-	-
Issuance of additional Common Stock to principal of MTel	-	-	-	7,000	7	(7)	-	-	-
Issuance of Common Stock to consultant	-	-	-	10,000	10	(10)	-	-	-
Issuance of Common Stock in connection with registration rights penalties	-	-	-	101,345	102	652,523	-	-	652,625
Issuance of Common Stock for consultant services	-	-	-	58,750	59	453,175	-	-	453,234
Issuance of warrants to consultants	-	-	-	-	-	226,732	-	-	226.,732
Employee and director stock based award activity	-	-	-	-	-	1,272,263	-	-	1,272,263
Cancellation of Common Stock received in litigation settlement with former employee	-	-	-	(2,500)	(2)	2	-	-	-
Correction of stock certificate	-	-	-	1	-	-	-	-	-
Issuance of Common Stock for shares in PBS	-	-	-	7,500	8	83,992	-	-	84,000
Reversal of investment in PBS	-	-	-	-	-	(83,992)	-	-	(83,992)
Record gain on warrants	-	-	-	-	-	(9,000)	-	-	(9,000)
Issuance of additional investment rights	-	-	-	-	-	600,000	-	-	600,000
Net loss	-	-	-	-	-	-	-	(14,789,641)	(14,789,641)
Balances, September 30, 2006	-	-	-	3,829,028	3,829	19,103,385	-	(24,862,513)	(5,755,299)

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Common Stock
							Subscribed	Deficit
	Convertible Preferred Stock			Common Stock		Additional Paid-In	and Note Receivable From	Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Cancellation of PBS Common Stock	-	-	-	(7,539)	(8)	-	-	-	(8)
Employee and directors stock based award activity	-	-	-	-	-	125,056	-	-	125,056
Amortization and adjustment of registration rights penalties	-	-	-	-	-	203,689	-	-	203,689
Issuance of Series A Convertible Preferred Stock	9,328	-	-	-	-	10,507,985	-	-	10,517,313
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	1,000,000	-	(1,000,000)	-
Accrued interest satisfied via the issuance of Series A Convertible Preferred Stock	-	-	-	-	-	68,000	-	-	68,000
Net loss		-	-	-	-	-	-	(717,070)	(717,070)
Balances, December 30, 2006	9,328	-	-	3,821,489	3,821	31,008,115	-	(26,579,583)	4,441,681

Employee and director stock based award activity	-	-	-	-	-	1,996,595	-	-	1,996,595
Issuance of PBS warrants	-	-	-	-	-	5,600	-	-	5,600
Issuance of Series B Convertible Preferred Stock	-	1,000	-	-	-	2,787,125	-	-	2,788,125
Private placement of Common Stock	-	-	-	2,023,199	2,023	5,608,889	-	-	5,610,912
Issuance of Common Stock in connection with the conversion of Series A Convertible Preferred Stock to Common Stock	(1,508)	-	-	1,507,450	1,508	-	-	-	1,508,958
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock that was converted into Common Stock	-	-	-	15,125	15	52,325	-	(52,353)	(13)
Issuance of DFS Services LLC warrants	-	-	-	-	-	535,302	-	-	535,302
Exercise of vested stock options	-	-	-	4,666	5	8,244	-	-	8,249
Net loss	-	-	-	-	-	-	-	(9,948,094)	(9,948,094)
Balances, December 29, 2007	7,820	1,000	-	7,371,929	7,372	42,002,195	-	(36,580,030)	5,438,357

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Common Stock
							Subscribed	Deficit
	Convertible Preferred Stock			Common stock		Additional Paid-In	and Note Receivable From	Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Employee and director stock based award activity	-	-	-	-	-	1,920,436	-	-	1,920,436
Issuance of Series C Convertible Preferred Stock	-	-	4,038	-	-	7,565,242	-	-	7,569,280
Private placement of Common Stock	-	-	-	1,420,000	1,420	2,660,720	-	-	2,662,140
Issuance of Common Stock in connection with the conversion of Series A Convertible Preferred Stock to Common Stock	(320)	-	-	320,000	320	-	-	-	-
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock that was converted into Common Stock	-	-	-	182,179	182	585,504	-	(585,837)	(151)
Shares issued as settlement without admission of fault for Bedlington Securities litigation	-	-	-	50,000	50	50,450	-	-	50,500
Derivative liability related to exchange feature in the Securities Purchase arrangement.	-	-	-	-	-	396,032	-	-	396,032
Warrants issued in connection with Credit Facility Agreements	-	-	-	-	-	1,530,381	-	-	1,530,381
Warrants issued as compensation for providing collateral on surety bonds	-	-	-	-	-	59,745	-	-	59,745
Net loss	-	-	-	-	-	-	-	(14,771,474)	(14,771,474)
Balances, January 3, 2009	$7,500	$1,000	$4,038	9,344,108	$9,344	$56,770,705	$-	$(51,937,341)	$4,855,246

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOL IDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended January 3, 2009	For the fiscal year ended December 29, 2007	For the period July 10, 2000 (inception) to January 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,771,474)	$(9,948,094)	$(50,299,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,571	261,161	1,250,804
Provision for inventory obsolescence	146,952	24,463	665,808
Provision for bad debts	-	-	461,972
Amortization of intangible assets	-	-	15,485
Stock based compensation and consulting	1,920,436	1,996,595	8,094,802
Purchased in process research and development	-	-	153,190
Loss (gain) on derivative instruments	396,032	-	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss (gain) on disposal of assets	394	(1,633)	28,762
Loss from impairment of assets	374,180	99,348	1,470,083
Forgiveness of indebtedness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	187,277	-	903,248
Value/expense of third party warrants	4,202	5,707	9,909
Changes in assets and liabilities, net:
Restricted cash	(472,500)	-	(472,500)
Receivables	(45,367)	28,166	(377,563)
Inventories	(1,314,962)	(1,751,633)	(3,421,372)
Prepaid expenses and other current assets	133,765	(240,330)	(585,501)
Other assets	(210,379)	18,199	(221,592)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	(124,823)	764,464	1,513,118
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(75,000)	46,250	31,250
Liabilities of discontinued operations	-	(87,411)	-
NET CASH USED IN OPERATING ACTIVITIES	(13,562,696)	(8,784,748)	(37,723,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,371)	(583,796)	(2,110,705)
Redemption (purchase) of short-term investment	725,496	(728,000)	(2,504)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(30,737)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	569,125	(1,311,796)	(2,345,946)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)
	For the fiscal year ended January 3, 2009	For the fiscal year ended December 29, 2007	For the period July 10, 2000 (inception) to January 3, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	3,000,000	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	8,075,000	-	8,075,000
Proceeds from borrowings	1,200,000	-	6,565,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder	-	-	3,000,000
Payment for deferred financing costs	(459,606)	-	(459,606)
Payment for stock offering costs	(683,580)	(670,561)	(1,496,741)
Proceeds from the exercise of vested stock options	-	8,249	8,249
Proceeds from the issuance of Common Stock	2,840,000	6,069,598	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,971,814	8,407,286	40,544,927

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,021,757)	(1,689,258)	475,608

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,497,365	4,186,623	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$475,608	$2,497,365	$475,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$541,527	$1,895	$558,523
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of common stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of common stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of common stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants Issued to DFS Services, LLC	$-	$535,302	$535,302
Warrants Issued to Lenders	$1,530,381	$-	$1,530,381
Conversion of Series A Preferred Stock to Common Stock	$320	$1,508	$1,828
Dividends on Series A Convertible Stock Preferred Stock	$585,837	$52,352	$1,638,189
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934

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

We began operations by developing a technology platform to enable us to sell stored value cards (“SVCs”) to the un-banked and under-banked market. Typically, this market is primarily comprised of “credit challenged” or “cash-based” consumers. Management identified that a major barrier to the acceptance and use of stored value cards was the inability to load additional funds on the card. To address this issue, we shifted our focus during 2003 toward enhancing our network to enable customers to load funds directly onto their SVCs.

In August 2004, we consummated a merger and recapitalization with Pan American Energy Corp (“PAEC”), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations; however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer and no goodwill or other intangible assets were recorded. In connection with our merger with PAEC, our fiscal year end was changed from December 31 to September 30.  Because our distributor arrangements generally operate on a weekly cycle, in 2006, we changed our year end to the Saturday closest to December 31 of each year.

In 2005, we began selling wholesale telecommunications services and we launched prepaid phone cards in an effort to develop brand recognition in the credit challenged or cash-based consumer market. However, the phone card operation struggled with unacceptable operating losses which were draining resources from our core SVC business.  Accordingly, we made the decision in September 2006 to abandon this line of business.  We accounted for this discontinued operation using the component-business approach in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, the results of this business have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Income (loss) from discontinued operations”.

During fiscal 2006, we added Western Union® and MoneyGram® to our load network and signed an agreement with DFS Services LLC (“DFS”) to issue Discover® Network branded SVCs.  In June 2007, we extended this agreement with DFS, executed a Program Sponsor Agreement, whereby we sell bank-issued Discover® Network branded SVCs and executed an Incentive Agreement with DFS that provides us with marketing funds for the sale of Discover® Network-branded SVCs.

We currently operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend cards and payroll cards; and (ii) the nFinanSe NetworkTM, which is a network of convenient load locations whereby we can offer our customers the ability to load additional cash on their reloadable SVCs.

We have obtained a United States Treasury, Federal Crime Enforcement Network Federal Money Services Business License, which is required by some states to conduct our operations.  In addition, 44 states, along with the District of Columbia, have established laws or regulations requiring entities loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  Although we offer our cards in conjunction with national banking institutions that have such federal or state banking charters, on October 2, 2007, we created our wholly owned subsidiary, nFinanSe Payments Inc., for the express purpose of acquiring the required state licenses. We now have the requisite license from 35 states and the District of Columbia and have applications pending in seven states. We do not plan to offer cards in the remaining two states (Vermont and Hawaii) that require licenses and have not applied for a license in either state.

Revenue Recognition

We generate the following types of revenues:
• Wholesale fees, charged to the card holder when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
• Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
• Maintenance fees, charged to an SVC with a cash balance for monthly maintenance.
• Interest revenue, on overnight investing of SVC balances by our card issuing bank.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and generate sufficient cash to continue as a going concern (2) all long-lived assets are recoverable, and (3) our inventory is properly valued and deemed recoverable.  In addition, stock-based compensation expense represents an estimate of management.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Funds classified as restricted cash as at January 3, 2009 relate to loan advances on our credit facility, as described in Note C – Loan and Security Agreement.

Short-term Investments

Short-term investments are highly liquid investments with maturities between three months and one year.  At December 29, 2007, we had a certificate of deposit that was pledged as collateral for bonds posted with certain states in connection with our state licensing efforts.  Subsequently, alternate collateral was placed subsequent to year end (see Note F – Commitments and Contingencies), and the certificate of deposit was liquidated in March 2008.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  Inventories consist of the following:

	January 3, 2009	December 29, 2007
Finished cards	$2,582,661	$1,763,893
Inventory in process	474,533	202,776
	3,057,194	1,966,669
Reserve for damaged and obsolete inventory at distributors	171,415	24,463
Total Inventories	$2,885,779	$1,942,206

During the fiscal year ended January 3, 2009, in addition to increasing our reserve for damaged and obsolete inventory at distributors, we also recorded a $224,400 inventory impairment charge for gift cards printed in 2006 that have an expiration date of less than twelve months prior to their projected date of deployment.  The inventory impairment charge is included transaction and operating expenses in the accompanying statement of operations.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized and minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the shorter of the lease term, if any, or the assets' estimated useful lives, which range from three to ten years.

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the fiscal year ended December 29, 2007, we determined that certain impairment losses had occurred and recognized impairment losses of approximately $99,000, which related to approximately $58,000 of leasehold improvements, fixtures and equipment written off when we abandoned our Bradenton location and approximately $41,000 of write-offs of certain deposits for dormant card programs. During the fiscal year ended January 3, 2009, we recognized an impairment loss of $149,743 arising from a portion of an amortizable intangible asset related to the deferred cost of warrants issued in connection with a marketing incentive agreement.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations.

At January 3, 2009, we believe our remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $1,200,500 and $263,000 during the fiscal years ended January 3, 2009 and December 29, 2007, respectively, are expensed as incurred. The majority of advertising for the fiscal year ended January 3, 2009 was related to national trade print advertising for our general spend and payroll SVC products, and the majority of advertising for the year ended December 29, 2007 was related to promoting the sale of SVCs on our Internet site.  At January 3, 2009 and December 29, 2007, we had approximately $224,600 and $312,000, respectively, in prepaid marketing of which the majority is related to prepaid distributor incentive programs amortized over the contract periods.

Research and Development

Research and development costs, which approximated $1,243,800 and $880,000 during the fiscal years ended January 3, 2009 and December 29, 2007, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

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

The following table lists the total of Common Stock and our Common Stock equivalents outstanding at January 3, 2009:

Description	Shares of Common Stock and Common Stock Equivalents

Common Stock outstanding	9,344,108
Series A Convertible Preferred Stock outstanding	7,500,484
Series B Convertible Preferred Stock outstanding	1,000,000
Series C Convertible Preferred Stock outstanding	4,037,500
Stock options outstanding	2,641,779
Warrants outstanding	6,244,509

Total	30,768,380

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“FAS 109”). Under FAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from accounts payable and accrued liabilities that are not deductible for tax reporting until they are paid. See Note D – Income Taxes.

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments,” consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist primarily of cash and cash equivalents, short-term investment(s), accounts receivable, accounts payable, accrued liabilities and credit facilities.  The carrying values of our cash and cash equivalents, receivables, accounts payable, accrued and other liabilities and credit facilities approximate their respective fair values due to their short-term nature.

Financial instruments, which potentially subject us to significant concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We frequently maintain such balances in excess of federally insured limits. We have not experienced any losses in such accounts.  In addition, our revenues and accounts receivable balance is and is expected to be primarily composed of amounts generated from our largest distributor, Interactive Communications (“InComm”).  We have not experienced any losses from receivables due from InComm.

Stock-Based Compensation

We apply Financial Accounting Standards No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the fair value of shared-based payments such as stock options granted to employees.

The following table summarizes stock-based compensation all of which was charged to continuing operations.

Stock-based compensation charged to:	For the fiscal year ended January 3, 2009	For the fiscal year ended December 29, 2007

Transaction and operating expenses	$399	$2,210
Selling and marketing expenses	218,165	181,148
General and administrative expenses	1,701,872	1,813,237
Interest expense	59,745	-
Total stock-based compensation	$1,980,181	$1,996,595

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

In January 2008, dividends on the Series A Preferred Stock for the period from December 28, 2006 through the dividend payment date of December 31, 2007 were declared and satisfied through the issuance of 104,252 shares of our Common Stock.  In August 2008, dividends for the period from December 31, 2007 through the dividend payment date of June 30, 2008 were declared and satisfied through the issuance of 76,626 shares of our Common Stock.  Dividends owed but not declared on our Series A Preferred Stock were $192,136 as of January 3, 2009.  In January 2009, the dividends due through December 31, 2008 were declared and satisfied through the issuance of 198,779 shares of our common stock.  During the fiscal year ended January 3, 2009, dividends were also paid on the voluntary conversion of 320,000 shares of Series A Preferred Stock into 320,000 shares of Common Stock, in the form of 1,301 shares of Common Stock.

Fair Value Measurements

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”), and we adopted FAS 157 on December 30, 2007, the first day of our 2008 fiscal year. FAS 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which amended FAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On January 4, 2009, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements.

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS 159”).  We adopted FAS 159 on December 30, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Although FAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

At January 3, 2009, the Company did not have any items to be measured at fair value.

Convertible Debt and Equity Securities Issued with Registration Rights Agreements

In connection with the sale of debt or equity securities, we may enter into registration rights agreements that generally require us to file registration statements with the SEC to register common stock shares that may be issued on conversion of debt or preferred stock, to permit resale of common stock shares previously sold under an exemption from registration or to register common stock shares that may be issued on exercise of outstanding options or warrants. The agreements typically require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common stock shares, options or warrants. We account for any such penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, "Accounting for Contingencies".  This accounting is consistent with FASB Staff Position FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements".  Accordingly, we recognize any damages when it becomes probable that they will be incurred and when amounts are reasonably estimable.

Reclassifications

Certain amounts in the inception-to-date financial statements have been reclassified to conform to the current year presentation.

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

In December 2007, the FASB issued Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R broadens the guidance of FAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FAS 141R also expands the required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. FAS 141R applies prospectively to business combinations consummated in fiscal years beginning after December 15, 2008.  This statement is not expected to have a significant effect on our financial statements.

In March 2008, the FASB issued Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  FAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company currently provides an abundance of information about its use of derivatives in its quarterly and annual filings with the SEC, including many of the disclosures contained within FAS 161.  Thus, the Company currently does not anticipate the adoption of FAS161 will have a material impact on the disclosures already provided.  The Company does not currently utilize derivatives to hedge any of its financial instruments.

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

In May 2008, the FASB issued Financial Accounting Standard No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” (“FAS 163”).  FAS 163, which is effective for fiscal years beginning after December 15, 2008, is not expected to have any effect on our financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital and during the fiscal year ended January 3, 2009, we secured net proceeds of approximately $10.2 million through sales of equity instruments, principally preferred stock.  In addition, we obtained commitments for working capital loans of up to $3.4 million, of which we had received loans of approximately $700,000 by January 3, 2009.  Because of our operating losses, at January 3, 2009, we have a cash balance of approximately $475,000 which amount is not expected to be adequate to meet our anticipated cash commitments in 2009.  To meet our cash needs, we expect:
•	To draw an additional $2.7 million under the working capital loan commitments, and

•
To re-engage investment bankers to assist us in raising between $3 and $5 million in additional net equity capital to fund our 2009 fiscal year operations. This additional equity is needed due to from the additional time needed to make our major retail distribution contracts operational and reach a critical mass of cards in the marketplace.

Although we reasonably believe that we will be successful in raising the required equity we need to fund our operations and cash commitments, no assurance can be given that we will be able to do so.  Additionally, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – CREDIT FACILITY

On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Original Loan Agreement”) and, on November 26, 2008, entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd., Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Original Loan Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans under the Original Loan Agreement (each, a “Loan”) may be used solely to make payments to card issuing banks for credit to SVCs.  The Amended and Restated Loan Agreement modified the Original Loan Agreement by establishing a sub-commitment of $3,400,000, pursuant to which each Lender, excluding Midsummer which did not participate in the sub-commitment, in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans will be funded by the Lenders into accounts designated by the Company subject to the Lenders’ lien.  Loan amounts deposited in the designated Loan account are reflected as Restricted Cash on our balance sheet and accrue interest at 6% per annum until withdrawn from that deposit account, at which time they accrue interest at 16% per annum.  Accommodation Loans are funded into a designated operating account and accrue interest at 16% per annum.  Loans may be repaid and reborrowed in accordance with the provisions of the Original Loan Agreement.  Accommodation Loans may be repaid and re-borrowed in accordance with the provisions of the Amended and Restated Loan Agreement, including the requirement that upon the occurrence and during an event of default, Accommodation Loans will be repaid after the repayment in full of all other loans under the Credit Facility.

The maturity date of the Credit Facility is November 25, 2009, one year after the initial borrowing.  The maturity date may be extended for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility provides for usual and customary events of default, including but not limited to (i) the occurrence of a Material Adverse Change and (ii) the occurrence of a Change of Control (as such terms are defined in the Amended and Restated Loan Agreement).  The Credit Facility contemplates that, with Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of March 3, 2009 the Borrowers had drawn $3,400,000 under the Amended and Restated Loan Agreement.  $2,900,000 of this amount consisted of Accommodation Loans.

The Lenders received warrants dated July 21, 2008 (the “Original Warrants”) entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The warrants expire after five years and may be exercised by means of a “cashless exercise.”  In the event that the Company consolidates with or merges with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company changes its Common Stock into property or other securities (each, a “Triggering Transaction”), the warrants terminate and thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Lenders would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Original Warrants.  The Warrants are not exercisable by the Lenders to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $1.4 million, which amount was recorded as deferred financing costs and is being amortized over the twelve month period to the initial maturity of the Original Loan Agreement on November 25, 2009.

As consideration for providing the Initial Accommodation Loans, the Company agreed to amend the Original Warrants held by the participation Accommodation Loan Lenders such that the exercise price was reduced from $2.30 per share to $1.00 per share.  In order to effect such amendment to the exercise price, the Company issued an Amendment No. 1 to Warrant to each of the participating Accommodation Loan Lenders (the “Warrant Amendments”).  Pursuant to the terms and conditions of the Warrant Amendments, other than the amendment to the Exercise Price, the Original Warrants shall remain unchanged and in full force and effect.  The Warrant Amendments were valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $34,648 was recorded as an increase to deferred financing costs.

As further consideration for providing the Accommodation Loans, the Company issued warrants (the “Accommodation Loan Warrants”) to the participating Lenders (the “Accommodation Loan Lenders”) which entitle the Accommodation Loan Lenders to purchase that number of shares of Common Stock equal to 50% of the amount of such Accommodation Lender’s Accommodation Loans, at a per share price of $2.00, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits. The Accommodation Loan Warrants were valued using the Black-Scholes option pricing model amounted to an increase in the aggregate fair value of approximately $40,775 recorded by us to deferred financing costs.

The Accommodation Loan Warrants expire after one year; however, in the event the Company and the Accommodation Loan Lenders extend the maturity of the Credit Facility from one year to 18 months, the exercise period of the Accommodation Loan Warrants will automatically extend to the 18 month anniversary of the date of the Accommodation Loan Warrants.  The Accommodation Loan Warrants may not be exercised by means of a “cashless exercise.”  In the event of a Triggering Transaction, the Accommodation Loan Warrants will terminate and thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Accommodation Loan Lenders would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Accommodation Loan Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Accommodation Loan Warrants.  The Accommodation Loan Warrants are not exercisable by the Accommodation Loan Lenders to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for the above-described transactions and shared equally a $310,000 fee.  The placement agent fees are reflected in deferred financing costs.

Bruce E. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are Accommodation Loan Lenders.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement, the Warrant Amendments and the Accommodation Loan Warrants.

NOTE D – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provisions for income taxes or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

We believe that on December 28, 2006, we triggered the “change in control” provisions of the Internal Revenue Code limiting our $16.1 million operating loss carry forwards up to that date, to approximately $242,000 per year until such carryforwards expire. Assuming our additional net operating loss carry forwards incurred in fiscal years 2007 and 2008 are not disallowed by taxing authorities because of such change in control provisions, at January 3, 2009 we have total net operating loss carry forwards of approximately $24.7 million for income tax purposes.  In addition to the reduction of operating loss carryforwards arising from the change in control, our net operating loss carry forwards differ from our deficit primarily due to dividends paid on Series A Convertible Preferred Stock and the loss on derivative financial instruments and certain stock based compensation and impairment expenses that are considered to be permanent differences between book and tax reporting. These loss carry forwards expire in various years through the year ending December 31, 2028.  Components of our net current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at January 3, 2009:

Net current deferred income tax asset:
Accounts payable and accrued liabilities	$491,900
Deferred revenues (net of receivables)	(17,500)
Prepaid expenses and other assets	(307,100)
Subtotal	167,300
Less valuation allowance	(167,300)
Net current deferred income tax asset	$-

Non-current deferred income tax asset:
Intangibles	$11,600
Net operating loss carry forwards	9,274,200
Subtotal	9,285,800
Less valuation allowance	(9,285,800)

Non-current deferred income tax asset	$-

Our deferred income tax assets are not recorded in the accompanying consolidated balance sheet because we established valuation allowances to fully reserve them as their realization did not meet the required asset recognition standard established by FAS 109. The total valuation allowance increased by approximately $4,538,700 for the fiscal year ended January 3, 2009.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	January 3, 2009	December 29, 2007

Furniture, fixtures and equipment	$932,229	$819,732
Computer software	200,462	195,797
Leasehold improvements	196,840	190,038
	1,329,531	1,205,567
Less accumulated depreciation and amortization	(703,785)	(446,306)

Property and equipment – net	$625,746	$759,261

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at January 3, 2009:

Fiscal year ending	Amounts

2009	$219,900
2010	200,600
2011	205,000
2012	156,300
2013	-

Total	$781,800

Rent expense included in loss from continuing operations for the year ended January 3, 2009 and December 29, 2007, was approximately $362,300 and $332,600, respectively.

Employment Agreements

We are obligated under employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  The employment agreements had an initial term from September 5, 2006 to December 31, 2008 and were automatically renewed for two years with a new expiration date of December 31, 2010.  The employment agreements provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Each agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

In addition to the above, Messrs. Welch and Springer received certain stock options as described in Note G – Stock Options and Warrants.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During the fiscal years ended January 3, 2009 and December 29, 2007, we made aggregate payments of approximately $594,200 and $117,800, respectively to Metavante, $2,100 and $6,800, respectively to PDNB and $111,500 and $0, respectively, to FNB&T under these agreements.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balances for our card programs.  As of January 3, 2009, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T totaled $225,000.  These balances are included in Other assets.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. However at January 3, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 19, 2008, the Company completed the funding of collateral amounting to approximately $1.8 million required for the performance bonds issued in connection with our state licensing efforts. The collateral, in the form of a one-year letter of credit issued by a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Jeffrey Porter, one of our major stockholders, and Bruce E. Terker, a member of our Board of Directors and a current major stockholder.  Of the total collateral amount, Mr. Porter arranged for approximately $1 million, and the remainder was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into respective Guaranty and Indemnification Agreements. Accordingly, we were contingently liable for the face amount of the letter of credit of approximately $1.8 million, which expired February 2009. Mr. Porter was compensated in cash at 2% of the $1 million in collateral per quarter paid in arrears. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of our common stock at a purchase price of $3.35 per share, which was earned ratably over the course of the year. The Guarantee and Indemnification Agreements were cancelled in February 2009.

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $0.5 million (ultimately 10% of the face amount of the bonds issued) for performance bonds issued in connection with our state licensing efforts, replacing the aforementioned funding.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.3 million.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit of approximately $0.5 million. Mr. Porter will be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party

Accommodation Loan Warrants

As consideration for providing the Accommodation Loans, the Company is obligated to issue Accommodation Loan Warrants to the Accommodation Loan Lenders which entitle the Accommodation Loan Lenders to purchase that number of shares of Common Stock equal to 50% of the amount of such Accommodation Lender’s Accommodation Loans, at a per share price of $2.00, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  As of January 3, 2009, the company had $3,050,000 of available Accommodation Loans for which 1,525,000 Accommodation Loan Warrants are committed to the Accommodation Loan Lenders upon borrowing of the available Accommodation Loans.

NOTE G - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, thus providing a total of 4,009,850 shares for issuance under the combined plans.  As of January 3, 2009, we had 1,363,404 shares available under the combined plans for future option grants and 2,641,779 total options outstanding, consisting of 2,567,971 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2018.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended January 3, 2009 and December 29, 2007:

	Year ended	Year ended
	January 3, 2009	December 29, 2007
Expected Term in years	5	5
Expected stock price volatility	73% - 165%	71% - 169%
Risk free interest rate	1.50% - 3.08%	4.06% - 5.03%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock and peer company volatility.  The average expected life was estimated based on historical forfeitures.
The following table summarizes our stock option activity during the fiscal years ended January 3, 2009 and December 29, 2007:

	Number of Options	Weighted average exercise Price per share (price at date of grant)

Outstanding at December 30, 2006	712,433	$7.89
Granted	1,820,865	$2.25
Exercised	(4,667)	$1.77
Cancelled	(124,935)	$8.37
Outstanding at December 29, 2007	2,403,696	$3.59
Granted	510,750	$3.33
Cancelled	(272,667)	$3.34
Outstanding at January 3, 2009	2,641,779	$3.57

Options granted at or above market value during the year January 3, 2009	510,750

The following table summarizes information regarding options that are outstanding at January 3, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.75-$1.60	1,146,540	8.1	$1.47	1,046,986	$1.50
$2.20-$3.75	582,130	6.9	$3.29	445,546	$3.27
$4.00-$7.00	682,502	4.5	$4.19	590,502	$4.22
$8.00-$32.00	230,607	2.2	$12.83	230,607	$12.83
	2,641,779	6.4	$3.57	2,313,641	$3.66

The grant-date fair value of options granted during the years ended January 3, 2009 and December 29, 2007 was approximately $1.1 million and $3.8 million, respectively.  The total fair value of shares vested during the year ended January 3, 2009 was approximately $1.9 million.  At January 3, 2009, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $0.6 million, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

In connection with their initial employment agreements (see Note F – Commitments and Contingencies), our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer, received stock options to purchase approximately 603,400 and 284,000 shares, respectively, of Common Stock at $1.50 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $845,000 and $400,000, respectively.  These amounts were recognized as stock-based compensation expense as the options vested. The grants were equal to 4.25% and 2.00%, respectively, of the total of our outstanding shares, options and warrants as of December 28, 2006 (the date we completed the permanent financing required for the grant of such options). The options were divided into 28 equal installments, with the first six installments vesting on February 28, 2007 and additional installments vesting on the final day of each month through December 31, 2008.  At January 3, 2009, all options have vested and all compensation expense related to these options has been recognized.

On July 12, 2007, Messrs. Welch and Springer were awarded 197,855 and 93,108 stock options, respectively, at $3.40 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $619,000 and $291,000, respectively.  These amounts were recognized as stock-based compensation expense as the options vested. These grants were equal to approximately 4.25% and 2.0% of the shares of our total stock and warrants issued under the Securities and Purchase Agreements, dated June 29, 2007, between the Company and certain investors. These options vested in 28 equal installments, with the first eleven installments vesting on July 31, 2007 and additional installments vesting on the final day of each month through December 31, 2008.  At January 3, 2009, all options have vested and all compensation expense related to these options has been recognized.

On January 24, 2008, Messrs. Welch and Springer were awarded 95,000 and 45,000 stock options, respectively, at an exercise price of $4.00 per share, which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $234,000 and $111,000, respectively.  These amounts were recognized as stock-based compensation expense as the options vested.   The options were divided into 28 equal installments, with the first seventeen installments vesting on January 28, 2008 and additional installments vesting on the final day of each month through December 31, 2008.  At January 3, 2009, all options have vested and all compensation expense related to these options has been recognized.

On January 24, 2008, the Company’s Board of Directors also awarded a total of 155,000 stock options to eight other officers at an exercise price of $4.00 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $381,300.  The options vest one third at the one-year anniversary of the grants and then ratably for the following 24 months. The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

On May 12, 2008, our compliance officer was awarded 20,000 stock options at an exercise price of $2.30 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $28,900.  The options vest one third at the one-year anniversary of the grants and then ratably for the following 24 months. The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

On December 15, 2008, the Company issued a total of 42,750 stock options (750 stock options to each employee (including seven officers) except our CEO) at an exercise price of $0.75 per share.  The options vest one third at the one-year anniversary of the grants and then ratably for the following 24 months.  The options were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $30,000, which is being recognized as stock-based compensation expense over the vesting period of the options.

At various dates during fiscal 2008, the Company issued a total of 93,000 stock options to other non-officer employees at exercises prices ranging from $1.30 to $4.00.  The options vest one third at the one-year anniversary of the grants and then ratably for the following 24 months. The options were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $192,000, which is being recognized as stock-based compensation expense over the vesting period of the options.

Non Employee Director Options

In May 2008, 60,000 options were granted to the non-employee members of our Board of Directors. The options, which were 100% vested on the date of grant with an exercise price of $2.20, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $83,000. This amount was included in employee and director stock-based compensation in the statement of operations for the year ended January 3, 2009.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding at January 3, 2009 that allow the holder to purchase a like amount of Common Stock.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007	120,928	$3.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007	155,100	$5.00	June 29, 2012
Compensation for Mr. Bruce E. Terker in connection with the Guarantee and Indemnification Agreements for bond collateral required for our state licensing initiative[1]	29,081	$3.35	3,716 on April 1, 2013, 8,455 on June 30, 2013, 8,455 on September 30, 2013 and 8,455 on December 31, 2013

Pursuant to the exchanged securities issued pursuant to the Securities Purchase Agreements dated June 12, 2008[2]	700,000	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements[3]	1,356,500	$2.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 12, 2008	2,028,750	$2.30	June 12, 2013

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Pursuant to Loan and Security Warrant Agreements dated July 21, 2008 [4]	780,000	$2.30	July 21, 2013

Pursuant to Amended and Restated Loan and Security Warrant Agreements dated November 26, 2008 4&5	227,500	$1.00	July 21, 2013

Accommodation Loan Warrant Agreements dated November 26, 2008 [5]	175,000	$2.00	November 26, 2009

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 [6]	109,150	$2.53	June 12, 2013

Consulting services agreement dated April 1, 2006	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at January 3, 2009	6,244,509	$2.32

1.           On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million.  Approximately $0.8 million of the collateral for the letter of credit was provided by Mr. Bruce E. Terker. In connection with this accommodation, the Company and Mr. Terker entered into a Guaranty and Indemnification Agreement.  Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Common Stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year and expensed to interest expense as the warrants were earned.  As of January 3, 2009, 29,081 of these warrants had been earned, and the corresponding value was estimated using the Black-Scholes option pricing model at $59,745, which was recognized as non-cash interest expense.

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

3.           As part of the terms of the June 12, 2008 Securities Purchase Agreements, for each investor who invested an amount equal to at least 50% of such investor’s investment in the Company’s June 29, 2007 offer and sale of Common Stock, Series B Convertible Preferred Stock and Warrants, such investor’s existing June 2007 Warrants were amended such that the exercise price per share of such investor’s June 2007 Warrants was reduced from $5.00 per share to $2.30 per share.  Except for the above-referenced amendment, the June 2007 Warrants remained unchanged and in full force and effect.

4.           As part of the Loan and Security Agreement dated June 10, 2008, the Lenders received warrants dated July 21, 2008, entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  Pursuant to an amendment, 227,500 warrant shares were repriced (see 5 below) to an exercise price of $1.00 per share. In addition, an additional 175,000 warrants were issued to purchase an equal number or shares of Common Stock at an exercise price of $2.00 per share.  The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $1,530,381, which amount was recorded as deferred financing costs and is being amortized, beginning in fiscal December 2008, over the twelve month period to the maturity of the Amended and Restated Loan and Security Agreement on November 25, 2009.  See also Note J – Subsequent Events.

5.           On November 26, 2008, the Company amended the June 10, 2008 Loan and Security Agreement and issued to the Accommodation Loan Lenders warrants entitling them to purchase us to an aggregate of 175,000 shares of Common Stock at an exercise price of $2.00 per share with an expiration date one year from issuance.   The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $40,775.  In addition, the warrants issued to the Accommodation Loan Lenders under the original Loan and Security Agreement (see 4 above) were repriced from $2.30 to $1.00.  The cost of repricing these warrants, using the Black-Scholes option pricing model, was estimated at $34,648.  Both amounts were recorded as deferred financing costs and are being amortized, beginning in December 2008, over the twelve month period to the maturity of the Amended Restated Loan and Security Agreement on November 25, 2009.

6.           Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for the June 12, 2008 Securities Purchase and Exchange Agreements transactions and received, as partial compensation, warrants to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $184,300.

NOTE H - SETTLEMENT OF LITIGATION

On December 10, 2007, Bedlington Securities, Inc., a Bahamian corporation, filed suit against the Company in the Eighth Judicial District Court, Clark County, Nevada, alleging securities fraud in connection with stock it purportedly purchased between August 2004 and November 2006.  Bedlington Securities, Inc. claimed damages in excess of $50,000 and sought a judgment for general and special damages to be determined at the time of trial, punitive damages, reasonable attorney fees and costs of suit and such other further relief as the court deemed just.  On December 16, 2008, the Company and Bedlington entered into a settlement agreement, in which the Company admitted no wrongdoing in the matter.  As full and final settlement of any claims of any kind or character whatsoever by Bedlington against the Company, the Company issued 50,000 restricted shares of its common stock to Bedlington on December 23, 2008.  The value of this settlement was included in Other income (expense) - loss on litigation in our January 3, 2009 statement of operations.

NOTE I – COMMON STOCK AND CONVERTIBLE PREFERRED STOCK TRANSACTIONS

The Company has three series of convertible preferred stock, designated Series A, Series B and Series C.

Dividends

Dividends on the Series A Preferred Stock accrue and are cumulative from the date of issuance of the shares of Series A Preferred Stock, whether or not earned or declared by the Board. Until paid, the right to receive dividends on the Series A Preferred Stock accumulates, and the dividends are payable semiannually at our option either in cash or in shares of common stock, on June 30 and December 31 of each year, commencing on June 30, 2007, at a dividend rate on each share of Series A Preferred Stock of 5%.

The Series B and Series C Preferred Stock are not entitled to dividends

Voting

The holders of the Series A, Series B and Series C Preferred Stock have full voting rights and powers equal to the voting rights and powers of holders of common stock and are entitled to notice of any stockholders’ meeting in accordance with our Bylaws, as amended, and are entitled to vote with respect to any question upon which holders of common stock are entitled to vote, including, without limitation, for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series A, Series B and Series C Preferred Stock is entitled to vote on an as-converted basis.

As long as at least 33% of the shares of Series A Preferred Stock issued remain outstanding, the holders of at least a majority of the outstanding Series A Preferred Stock, voting as a separate class, are entitled to designate and elect one member of the Board.

As long as at least 33% of the shares of Series A Preferred Stock remain outstanding, the consent of the holders of at least 50% of the shares of Series A Preferred Stock at the time outstanding is necessary for effecting (i) any amendment, alteration or repeal of any of the provisions of the Series A Certificate in a manner that will adversely affect the rights of the holders of the Series A Preferred Stock; (ii) the authorization or creation by us of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action that would result in another series of preferred stock), in each case, ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the Series A Preferred Stock in any manner; and (iii) our entrance into any indebtedness in an amount greater than $1,000,000. These listed actions by us will no longer require a vote of the holders of Series A Preferred Stock at such time as we first earn an annual EBITDA (earnings before interest, tax, depreciation and amortization) of at least $10,000,000 over any trailing 12-month period and Stockholder’s Equity as recorded on our balance sheet first becomes at least $15,000,000.

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

At a special meeting of holders of Series A and Series B Preferred Stock on June 2, 2008, the holders of Series A and Series B Preferred Stocks approved the creation of a new series of convertible preferred stock, the Series C Preferred Stock.  The holders of Series A Preferred Stock also approved the Company entering into an accounts receivable line of credit.  The holders of Series A and Series B Preferred Stocks also approved amendments to their respective Certificates of Designations, Rights and Preferences, such that the liquidation preferences of each of the Series A and Series B Preferred Stocks will be paid on a pari passu basis with respect to each other and with respect to the liquidation preference of the Series C Preferred Stock.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or a Liquidation, before any distribution of our assets is made to or set apart for the holders of the common stock, the holders of each Series of Preferred Stock are entitled to receive payment in an amount equal to the greater of (i) $1.00 per share of Series A Preferred Stock, plus any accumulated but unpaid dividends (whether or not earned or declared); $3.00 per shares of Series B Preferred Stock; and $2.00 per share of Series C Preferred Stock and (ii) the amount such holder would have received if such holder had converted its shares of Series A, Series B or Series C Preferred Stock to common stock, subject to but immediately prior to such Liquidation. If our assets available for distribution to the holders of each Series of Preferred Stock are not sufficient to make in full such payment, such assets shall be distributed pro-rata among the holders of Series A, Series B and Series C Preferred Stocks based on the aggregate liquidation preferences of the shares of each Series of Preferred Stock held by each such holder.

Conversion

Shares of the Series A, Series B and Series C Preferred Stock are convertible at any time into shares of common stock on a one-for-one basis. In addition, if 10% or less of the aggregate shares of Series A Preferred Stock remain outstanding, or in the event of a sale, transfer or other disposition of all or substantially all of our property, assets or business to another corporation, in which the aggregate proceeds to the holders of the Series A Preferred Stock would be greater on an as-converted basis, all remaining outstanding shares of Series A Preferred Stock mandatorily convert into common stock.

Issuance of Series A Preferred Stock

On December 28, 2006, we completed the exchange of all our then outstanding Convertible Notes and all accrued but unpaid interest thereon, in the aggregate amount of $5,327,934, into 5,327,934 shares of our Series A Preferred Stock.

Further, in a private placement occurring concurrently with the exchange, we sold an additional 4,000,000 shares of our Series A Preferred Stock for aggregate gross proceeds of $4,000,000 to certain accredited investors, including investors who had been holders of the Convertible Notes. Because the market price of the underlying common stock at that time was $1.25, we recognized a beneficial conversion feature of $1,000,000, which was recorded as a preferred stock dividend.

Emerging Growth Equities, Ltd. acted as placement agent for the December 28, 2006 transaction and received a fee of $117,600 and a warrant to purchase 320,000 shares of Common Stock, exercisable at $1.10 per share and expiring on December 28, 2011.  Robert A. Berlacher, who served on the Company’s Board of Directors from March 1, 2007 through October 25, 2007, was a co-founder and director of EGE Holdings, Ltd., a holding company with a 100% ownership interest in Emerging Growth Equities, Ltd.  Mr. Berlacher received no direct compensation from EGE Holdings, Ltd. or Emerging Growth Equities, Ltd. related to the Company’s sale of the Series A Preferred Stock.

As of January 3, 2009, 1,827,450 shares of the Series A Preferred Stock have been converted into a like number of shares of Common Stock and 7,500,484 shares of the Series A Preferred Stock remain outstanding.

Issuance of Series B Preferred Stock

On June 29, 2007, the Company entered into securities purchase agreements with several institutional and accredited investors, pursuant to which the Company sold to the investors an aggregate of (i) 1,000,000 shares of Series B Preferred Stock (ii) 2,023,199 shares of Common Stock and (iii) warrants to purchase 1,511,600 shares of Common Stock at an exercise price of $5.00 per share, for an aggregate purchase price of $9,069,597.

Emerging Growth Equities, Ltd. acted as placement agent for the June 29, 2007 transaction and received a fee of $634,872 and a warrant to purchase 120,928 shares of Common Stock, exercisable at $3.30 per share and expiring on June 29, 2012.  Robert A. Berlacher, who served on the Company’s Board of Directors from March 1, 2007 through October 25, 2007, was a co-founder and director of EGE Holdings, Ltd., a holding company with a 100% ownership interest in Emerging Growth Equities, Ltd.  Mr. Berlacher received no direct compensation from EGE Holdings, Ltd. or Emerging Growth Equities, Ltd. related to the Company’s sale of the Series B Preferred Stock, Common Stock and warrants. Mr. Bruce Terker, a member of our Board, controls two entities that are investors in EGE Holdings, Ltd.

Issuance of Series C Preferred Stock

On March 31, 2008 and on May 16, 2008, we entered into Securities Purchase Agreements (the “Purchase Agreements”), with certain accredited investors pursuant to which the Company sold to the investors an aggregate of (i) 240,000 shares of Common Stock at a stated purchase price of $2.50 per share, and (ii) warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $600,000.  As part of the Purchase Agreements executed on May 16, 2008, the Company sold to Bruce E. Terker (i) 200,000 shares of Common Stock, at a stated purchase price of $2.50 per share, and (ii) Warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $500,000.  Mr. Terker is currently a member of the Company’s Board of Directors and is also a stockholder of the Company.  On March 21, 2008, Mr. Terker and the Company had also entered into a Purchase Agreement whereby Mr. Terker purchased 200,000 shares of Common Stock and 100,000 warrants for an aggregate purchase price of $500,000.

Pursuant to the terms of the Purchase Agreements, each Investor had a right to exchange all of its Common Stock and warrants purchased under the Purchase Agreements for securities (“Exchange Securities”) issued by the Company in connection with a subsequent capital raising transaction (“Subsequent Issuance”) upon the same terms and conditions offered to the purchasers in such Subsequent Issuance.  The March 21, 2008 Purchase Agreement with Mr. Terker was amended on March 31, 2008 to grant Mr. Terker the same exchange right.

In the event an investor exercised its exchange rights, such Investor was entitled to exchange its Common Stock and warrants for the number of Exchange Securities that it would have received in the Subsequent Issuance for the same investment it had previously made under the Purchase Agreements.  The investors’ exchange rights under the Purchase Agreements automatically terminated if no Subsequent Issuance occurred within six months following the date of the Purchase Agreements.

On June 12, 2008, the Company entered into Securities Purchase Agreements (the “Series C Purchase Agreements”), with several institutional and accredited investors (collectively, the “Purchase Investors”), pursuant to which the Company sold to the Purchase Investors an aggregate of (i) 832,500 shares of Common Stock, (ii) 3,225,000 shares of Series C Preferred Stock and (iii) Warrants to purchase 2,028,750 shares of Common Stock at an exercise price of $2.30 per share (the “Purchase Warrants”), for an aggregate purchase price of $8,115,000.

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

Pursuant to the terms of the Series C Purchase Agreements, in consideration for participation in the offer and sale of the Common Stock, Series C Preferred Stock and the Purchase Warrants, for each Purchase Investor who invested an amount equal to at least 50% of such Purchase Investor’s investment in the Company’s June 29, 2007 offer and sale of Common Stock, Series B Preferred Stock and Warrants (described above under Issuance of Series B Preferred Stock) such Purchase Investor’s June 2007 Warrants were amended as of the closing date of the Series C Purchase Agreements such that the exercise price per share of such Purchase Investor’s June 2007 Warrants was reduced from $5.00 per share to $2.30 per share.  Except for this amendment, the June 2007 Warrants remained unchanged and in full force and effect.
Also on June 12, 2008, the Company entered into Securities Exchange Agreements (the “Exchange Agreements”), with several institutional and accredited investors (the “Exchange Investors” and, together with the Purchase Investors, the “Investors”).  Pursuant to the Exchange Agreements, the Company issued (i) an aggregate of 587,500 shares of Common Stock and 812,500 shares of Series C Preferred Stock in exchange for the surrender by the Exchange Investors of 1,120,000 shares of Common Stock purchased by the Exchange Investors from the Company between March 21, 2008 and May 16, 2008, and (ii) Warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $2.30 per share (“Exchange Warrants” and, together with the Purchase Warrants, the “Warrants”) in exchange for the surrender by the Exchange Investors of Warrants to purchase up to 560,000 shares of Common Stock at an exercise price of $3.25 per share purchased by the Exchange Investors between March 21, 2008 and May 16, 2008.

Pursuant to the terms of the Series C Purchase Agreements and the Exchange Agreements, the Company is required, upon request from the Investors to file with the Securities and Exchange Commission (the “SEC”), a registration statement (the “Registration Statement”) to enable the resale by the Investors of the Common Stock, and the shares of Common Stock into which the Series C Preferred Stock is convertible and into which the Warrants are exercisable (collectively, the “Conversion Shares”).  The Company is required to use its best efforts to cause the Registration Statement to become effective and to file with the SEC such amendments and other required filings as may be necessary to keep the Registration Statement effective until the earliest of the date when (A) all such Common Stock and Conversion Shares have been sold, (B) all such Common Stock and Conversion Shares may be sold without volume or manner-of-sale restrictions pursuant to Rule 144, or (C) the second anniversary of the closing date of the Series C Purchase Agreements and Exchange Agreements.

The Warrants entitle the Investors to purchase up to an aggregate of 2,728,750 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants expire after a five-year term and may be exercised by means of a “cashless exercise.”  In the event that the Company consolidates with or merges with or into another person or entity, or the Company sells, transfers or leases all or substantially all of its assets, or the Company changes its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants will terminate and will thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer Investment, Ltd. (“Midsummer”), the Company has agreed that the Series C Preferred Stock and Purchase Warrants held by Midsummer will not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

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

Collins Stewart LLC and Emerging Growth Equities, Ltd. (“EGE”) acted as placement agents for the above-described transactions and shared equally share a $535,600 fee and a warrant to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013.  Robert A. Berlacher, a former member of the Company’s Board of Directors and a current stockholder of the Company, was a co-founder and director of EGE Holdings, Ltd. (“EGE Holdings”), a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no direct compensation from EGE Holdings or EGE related to the Company’s sale or exchange of Common Stock, Series C Preferred Stock and the Warrants.  Mr. Bruce Terker, a member of our Board, controls two entities that are investors in EGE Holdings, Ltd.

NOTE J –SUBSEQUENT EVENTS

On February 3, 2009 as consideration for providing additional Accommodation Loans, the Company amended certain existing warrant agreements such that the exercise prices were reduced to $1.00 from various prices ranging from $2.00 to $2.30.  The cost of this modification was estimated using the Black-Scholes option pricing model at approximately $621,000, which amount was recorded as deferred financing costs and will be amortized over the remaining period to the maturity on November 25, 2009 of the Amended and Restated Loan and Security Agreement.

NOTE K –OTHER RELATED PARTY TRANSACTIONS

At January 3, 2009, accounts payable and accrued personnel costs include approximately $44,900 owed to various officers for accrued vacation and $41,250 owed to our directors.

End of Financial Statements.