Form 10-Q
period 2009-04-04
nFinanSe Inc.
filed 2009-05-15
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,542,887 shares of common stock, $0.001 par value, outstanding as of May 8, 2009.

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of April 4, 2009 (unaudited) and January 3, 2009 (audited)	2
Consolidated Statements of Operations (unaudited) for the thirteen weeks ended April 4, 2009 and March 29, 2008, and for the period July 10, 2000 (inception) to April 4, 2009	3
Consolidated Statements of Cash Flows (unaudited) for the thirteen weeks ended April 4, 2009 and March 29, 2008, and for the period July 10, 2000 (inception) to April 4, 2009	4
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	26
Item 4T. Controls and Procedures.	26
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3. Defaults Upon Senior Securities.	27
Item 4. Submission of Matters to a Vote of Security Holders.	27
Item 5. Other Information.	27
Item 6. Exhibits.	28

SIGNATURES

FORWARD-LOOKING STATEMENTS

In this quarterly report, we make a number of statements, referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and other similar expressions and include statements regarding:

•	the extent to which we continue to experience losses;
•	our real property leases and expenses related thereto;
•	our ability to fund our future cash needs through public or private equity offerings and debt financings;
•	whether our business strategy, expansion plans and hiring needs will significantly escalate our cash needs;
•	our need to raise additional capital and, if so, whether our success will depend on raising such capital;
•	our reliance on our card-issuing bank’s federal charter permitting us to offer stored value cards in various states;
•	our expectation of continued and increasing governmental regulation of the stored value card industry;
•	the completion of our Payment Card Industry Security and Compliance audit and certification of our network;
•	our anticipation of future earnings volatility;
•	our entrance into additional financings, which can result in a recognition of derivative instrument liabilities; and
•	the hiring of a substantial number of additional employees in sales, operations and customer service.

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
•
other risks and uncertainties discussed in greater detail in this quarterly report, including those risks discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	April 4,	January 3,
	2009	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$543,187	$475,608
Restricted cash	521,250	472,500
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	43,792	52,078
Other	18,422	25,776
Prepaid expenses and other current assets, ,including prepaid marketing costs of approximately $164,000 and $224,600, respectively	355,643	402,505
Current portion of deferred financing costs (net of accumulated amortization of $153,202 and $38,301, respectively)	306,405	421,306
Inventories	2,823,169	2,885,779
Total current assets	4,611,868	4,735,552
PROPERTY AND EQUIPMENT	561,131	625,746

OTHER ASSETS
Deferred financing costs (net of accumulated amortization of $673,375 and $127,532, respectively)	1,751,689	1,402,849
Deferred cost of marketing incentive agreement warrants (net of accumulated amortization of $4,786 and $4,309, respectively)	262,500	381,250
Other assets	256,408	272,404

TOTAL ASSETS	$7,443,596	$7,417,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$259,544	$343,020
Accrued personnel costs	197,363	105,772
Accrued inventory liability	-	210,159
Accrued lease and contractual obligations	125,324	150,241
Credit facility loans outstanding	3,900,000	1,200,000
Deferred revenues	29,167	31,250
Other accrued liabilities	394,794	522,113
Total current liabilities	4,906,192	2,562,555

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 12,537,984 and 12,537,984 shares issued and outstanding on April 4, 2009 and January 3, 2009, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with a liquidation value of $7,593,983 and $7,692,620 (including undeclared accumulated dividends in arrears of $93,499 and $192,136) at April 4, 2009 and January 3, 2009, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at April 4, 2009 and January 3, 2009,respectively	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at April 4, 2009 and January 3, 2009, respectively	4,038	4,038
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,344,108 and 9,344,108 shares issued and outstanding as of April 4, 2009 and January 3, 2009, respectively	9,344	9,344
Common stock dividend distributable- $0.001 par value: 198,779 shares distributable	199	-
Additional paid-in capital	57,973,583	56,770,705
Deficit accumulated during the development stage	(55,458,260)	(51,937,341)
Total stockholders’ equity	2,537,404	4,855,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,443,596	$7,417,801

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the thirteen weeks ended April 4, 2009	For the thirteen weeks ended March 29, 2008	For the period July 10, 2000 (inception) to April 4, 2009
REVENUES	$(5,654)	$8,647	$1,233,923

OPERATING EXPENSES
Transaction and operating expenses	540,762	453,306	5,306,953
Selling and marketing expenses	499,096	915,036	8,539,073
General and administrative expenses	1,511,232	2,022,925	32,014,828
Total operating expenses	2,551,090	3,391,267	45,860,854

Loss before other income (expense)	(2,556,744)	(3,382,620)	(44,626,931)

Other income (expense):
Interest expense	(773,511)	(416)	(2,770,272)
Interest income	-	997	1,164,425
Gain on derivative instruments	-	-	1,449,230
Loss from litigation	-	-	(105,500)
Loss on debt extinguishment	-	-	(4,685,518)
Registration rights penalties	-	-	(98,649)
Other income (expense)	(1,609)	-	(96,223)
Total other income (expense)	(775,120)	581	(5,142,507)

Loss from continuing operations	(3,331,864)	(3,382,039)	(49,769,438)

Loss from discontinued operations	-	-	(3,861,579)

Net loss	(3,331,864)	(3,382,039)	(53,631,017)
Dividends paid on Series A Convertible Preferred Stock	-	(3,151)	(1,827,242)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(93,499)	(93,705)	(96,582)
Net loss attributable to common stockholders	$(3,425,363)	$(3,478,895)	$(55,554,841)
Net loss per share - basic and diluted:
Continuing operations	$(0.36)	$(0.46)
Discontinued operations	$-	$-
Total net loss per share	$(0.36)	$(0.46)
Weighted average number of shares outstanding	9,400,108	7,544,153

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirteen weeks ended April 4, 2009	For the thirteen weeks ended March 29, 2008	For the period July 10, 2000 (inception) to April 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,331,865)	$(3,382,039)	$(53,631,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,006	78,416	1,313,809
Provision for inventory obsolescence	59,926	28,971	725,733
Provision for bad debts	-	-	461,972
Amortization of intangible assets	-	-	15,485
Stock-based compensation and consulting	109,417	600,015	8,204,219
Purchased in process research and development	-	-	153,190
Gain on derivative instruments	-	-	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss on disposal of assets	1,609	-	30,372
Loss from impairment of assets	118,276	-	1,588,359
Debt forgiveness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	555,767	-	1,459,015
Other non-cash expense	474	86	10,383
Changes in assets and liabilities, net:
Restricted cash	(48,750)	-	(521,250)
Receivables	15,639	15,303	(361,923)
Prepaid expenses and other current assets	161,764	(684,748)	(423,733)
Inventories	2,684	(374,534)	(3,418,688)
Other assets	15,996	(8,400)	(205,596)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	(354,280)	243,813	1,158,835
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(2,084)	(18,750)	29,167
NET CASH USED IN OPERATING ACTIVITIES	(2,632,421)	(3,501,867)	(40,355,793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(54,847)	(2,110,706)
Early redemption of short-term investment	-	725,497	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	670,650	(2,345,947)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirteen weeks ended April 4, 2009	For the thirteen weeks ended March 29, 2008	For the period July 10, 2000 (inception) to April 4, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	-	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	-	-	8,075,000
Proceeds from borrowings	2,700,000	-	9,265,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder		-	3,000,000
Payment for deferred financing costs	-	-	(459,606)
Payments for stock issuance costs	-	(78,000)	(1,496,741)
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	-	1,725,000	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,700,000	1,647,000	43,244,927

NET CHANGE IN CASH AND CASH EQUIVALENTS	67,579	(1,184,217)	543,187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	475,608	2,497,365	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$543,187	$1,313,148	$543,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$216,942	$416	$265,797
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants issued to DFS Services, LLC	$-	$-	$535,302
Warrants issued to Lenderss	$894,682	$-	$2,425,063
Conversion of Series A Convertible Preferred Stock to Common Stock	$-	$220,000	$1,828,000
Dividends on Series A Convertible Preferred Stock	$189,053	$395,309	$1,827,242
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934

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

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures for the prior year and inception to date period may have been reclassified to conform with the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at April 4, 2009 and January 3, 2009, its results of operations for the thirteen weeks ended April 4, 2009 (“1Q2009”) and for the thirteen weeks ended March 29, 2008 (“1Q2008”) and its cash flows for the thirteen weeks ended April 4, 2009 and March 29, 2008. Operating results for the thirteen weeks ended April 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Revenue Recognition

We generate the following types of revenues:
• Wholesale fees, charged to the cardholder when our SVCs are sold and activated and when the nFinanSe Network TM is used to reload a card.
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

We evaluate the allowance for doubtful accounts on a regular basis for adequacy. The level of the allowance account and amounts related to bad debts is based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of thirteen weeks or less to be cash equivalents.

Restricted Cash

Funds classified as restricted cash as at April 4, 2009 relate to loan advances on our credit facility, as described in Note C – Credit Facility.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  Inventories consist of the following:

	April 4, 2009	January 3, 2009
Finished cards	$3,104,293	$2,582,661
Inventory in process	36,015	474,533
	3,140,308	3,057,194
Reserve for damaged and obsolete inventory at distributors	317,139	171,415
Total Inventories	$2,823,169	$2,885,779

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

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During 1Q2009, we recognized an impairment loss of $118,300 on an intangible asset related to a marketing incentive agreement.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations.

At April 4, 2009, we believe our remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $82,700 and $121,000 during 1Q2009 and 1Q2008, respectively, are expensed as incurred. The majority of advertising for 1Q2009 was related to attending trade shows and employing media consultants, while the majority of advertising for 1Q2008 was related to national trade print advertising for our gift, general spend and payroll SVC products.  At April 4, 2009, we had approximately $90,800 in prepaid marketing of which the majority is related to product placement payments made to a nation-wide retailer. These payments are being amortized over the contract period.

Research and Development

Research and development costs, which approximated $267,000 and $287,000 during 1Q2009, and 1Q2008, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98.  Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock (“Series A Preferred Stock”) convertible preferred stock by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these Common Stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

The following table lists the total of common stock and our common stock equivalents outstanding at April 4, 2009:

Description	Shares of Common Stock and Common Stock Equivalents

Common Stock outstanding	9,344,108
Common Stock dividend distributable	198,779
Series A Convertible Preferred Stock outstanding	7,500,484
Series B Convertible Preferred Stock outstanding	1,000,000
Series C Convertible Preferred Stock outstanding	4,037,500
Stock Options outstanding	3,052,529
Warrants outstanding	7,774,340

Total	32,907,740

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

Financial Instruments and Concentrations

Financial instruments, as defined in Financial Accounting Standard No. 107, “Disclosures about Fair Values of Financial Instruments,” consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investment(s), accounts receivable, accounts payable, accrued liabilities and credit facilities.  The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We frequently maintain cash balances in excess of federally insured limits. We have not experienced any losses in such accounts.  Our revenues and accounts receivable balance is and is expected to be primarily composed of amounts generated from our largest distributor, Interactive Communications (“InComm”).  We have not experienced any losses from receivables due from InComm.

Stock-Based Compensation

We apply Financial Accounting Standard No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” (“FAS 123(R)”) to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of shared-based payments such as stock options granted to employees.  These options generally vest over a period of time and the related compensation cost is recognized over that vesting period.

The following table summarizes our stock-based compensation expense.

Stock-based compensation charged to:	For the thirteen weeks ended April 4, 2009	For the thirteen weeks ended March 29, 2008

Transaction and operating expenses	$804	$243
Selling and marketing expenses	28,838	62,912
General and administrative expenses	79,775	536,860
Interest expense	9,925	-
Total stock-based compensation	$119,342	$600,015

Stock-based compensation expense charged to interest expense represents the costs of warrants issued in connection with the collateral required for bonds issued in connection with our state licensing efforts.

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

Dividends on Preferred Stock

Our Series A Preferred Stock accrues dividends of 5% per annum, which can be satisfied in cash or Common Stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Loan and Security Agreement, dated June 10, 2008 (see Note C – Credit Facility), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on either our Series B Convertible Preferred Stock or on our Series C Convertible Preferred Stock.

Dividends owed but not declared on our Series A Preferred Stock were $192,136 as of January 3, 2009.  On January 29, 2009, the Company’s Board of Directors declared $189,053 in dividends due through December 31, 2008 to be paid through the issuance of 198,779 shares of our common stock. Dividends owed but not declared on our Series A Preferred Stock were $93,499 as of April 4, 2009.

Fair Value Measurements

Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”) defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements.  In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS 159”).  We adopted FAS 159 on December 30, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Although FAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active" ("FSP 157-3"). FSP No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.

At April 4, 2009, the Company did not have any items to be measured at fair value.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009.  The adoption of FSP FAS 157-4 is not expected to affect the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to affect the Company’s consolidated financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  At April 4, 2009, we have a cash balance of approximately $543,000.  However, because of our operating losses, that which amount is not expected to be adequate to meet our anticipated cash commitments for the remainder of fiscal 2009.  To meet our cash needs, we expect:

•	To receive additional short term financing from several of our major stakeholders, and

•
To raise between $5 and $7 million in additional net equity capital to fund our 2009 fiscal year operations. This additional equity is needed due to the additional time needed to make our major retail distribution contracts operational and reach a critical mass of cards in the marketplace.

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

NOTE C – CREDIT FACILITY

On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Original Loan Agreement”) and, on November 26, 2008, entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd., Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Original Loan Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans under the Original Loan Agreement (each, a “Loan”) may be used solely to make payments to card issuing banks for credit to SVCs.  The Amended and Restated Loan Agreement modified the Original Loan Agreement by establishing a sub-commitment of $3,400,000, pursuant to which each Lender, excluding Midsummer which did not participate in the sub-commitment, in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans will be funded by the Lenders into separately controlled accounts subject to the Lenders’ lien.  Loan amounts deposited into a lender-controlled loan account are reflected as Restricted Cash on our balance sheet and bear interest at 6% per annum until withdrawn (for the sole purpose of funding SVCs) from that deposit account, at which time they bear interest at 16% per annum.  Accommodation Loans are funded into a company-controlled operating account and bear interest at 16% per annum.  Loans may be repaid and re-borrowed in accordance with the provisions of the Original Loan Agreement.  Accommodation Loans may be repaid and re-borrowed in accordance with the provisions of the Amended and Restated Loan Agreement, including the requirement that upon the occurrence and during an event of default, Accommodation Loans will be repaid after the repayment in full of all other loans under the Credit Facility.

The maturity date of the Credit Facility is November 25, 2009, one year after the initial borrowing.  The maturity date may be extended for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility provides for usual and customary events of default, including but not limited to (i) the occurrence of a Material Adverse Change and (ii) the occurrence of a Change of Control (as such terms are defined in the Amended and Restated Loan Agreement).  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of April 4, 2009 the Borrowers had drawn $3,900,000 under the Amended and Restated Loan Agreement, of which $3,400,000 consisted of Accommodation Loans.

The Lenders received warrants dated July 21, 2008 (the “Original Warrants”) entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The warrants expire after five years and may be exercised by means of a “cashless exercise.”   The Original Warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $1.4 million, which amount was recorded as deferred financing costs and is being amortized over the twelve month period to the initial maturity of the Original Loan Agreement on November 25, 2009.

As consideration for providing the Accommodation Loans, the Company agreed to issue new warrants (the “Accommodation Loan Warrants”) to the Accommodation Loan Lenders which entitle them to purchase that number of shares of Common Stock equal to 50% of the amount of such Accommodation Lender’s Accommodation Loans, at a per share price of $2.00, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits. The Accommodation Loan Warrants expire on November 26, 2009:  however, in in the event the Company and the Accommodation Loan Lenders extend the maturity of the Credit Facility from one year to 18 months, the exercise period of the Accommodation Loan Warrants will automatically extend to the 18 month anniversary of the date of the Accommodation Loan Warrants.  We have issued Accommodation Loan Warrants as follows:

Issue Date	Warrants	Fair Value
November 26, 2008	175,000	$ 40,775
January 5, 2009	175,000	44,905
January 23, 2009	100,000	21,610
February 3, 2009	500,000	90,650
March, 3 2009	500,000	40,000
April 1, 2009	250,000	77,000
Totals	1,700,000	$ 314,940

The fair value of these warrants was recorded as an increase to deferred financing costs and is being amortized over the period to the maturity of the Credit Facility on November 25, 2009.  On February 3, 2009, as further consideration for the commitment by the Accommodation Loan Lenders to fund up to $3.4 million in Accommodation Loans, the Company also agreed to amend all warrants held by the participating Accommodation Loan Lenders and any further Accommodation Loan Warrants to be issued such that the exercise price was reduced to $1.00 per share.  This amendment to the existing warrants held by the participating Accommodation Loan Lenders, was valued using the Black-Scholes option pricing model and the resulting aggregate fair value of approximately $620,517 was recorded as an increase to deferred financing costs.

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

NOTE D - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, thus providing a total of 4,009,850 shares for issuance under the combined plans.  As of April 4, 2009, we had 959,154 shares available under the combined plans for future option grants and 3,046,029 total options outstanding, consisting of 2,972,221 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2019.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended April 4, 2009 and March 29, 2008:

	Thirteen weeks ended	Thirteen weeks ended
	April 4, 2009	March 29, 2008
Expected term in years	5	5
Expected stock price volatility	165% - 191%	73.1%
Risk free interest rate	1.50%	2.67% - 3.08%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock and peer company volatility.  The average expected life was estimated based on historical forfeitures.

The following table describes our stock option activity for the thirteen weeks ended April 4, 2009:

	Number of options	Weighted average exercise price per share (price at date of grant)

Outstanding at January 3, 2009	2,641,779	$3.57
Granted	416,500	$1.01
Cancelled	(12,250)	$1.85
Outstanding at April 4, 2009	3,046,029	$3.22

Options granted at or above market value during the period ended April 4, 2009	416,500

The following table summarizes information regarding options that are outstanding at April 4, 2009:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.75-$1.60	1,555,790	8.4	$1.35	1,059,901	$1.50
$2.20-$3.75	577,130	6.7	$3.29	469,463	$3.29
$4.00-$7.00	682,502	4.2	$4.19	626,475	$4.20
$8.00-$32.00	230,607	1.9	$12.83	230,607	$12.83
	3,046,029	6.7	$3.22	2,386,446	$3.66

The grant-date fair value of options granted during 1Q2009 and 1Q2008 was approximately $286,000 and $883,000, respectively.  The total fair value of shares vested during the three month period ended April 4, 2009 was approximately $109,400.  At April 4, 2009, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $773,000, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On February 23, 2009, the Compensation Committee recommended to the Company’s Board of Directors and the Company’s Board of Directors granted to our Chief Executive Officer, Jerry R. Welch, 250,000 stock options at an exercise price of $1.00 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $143,840.  Options to purchase 50,000 shares will become fully vested on the anniversary date of the grant and 50,000 options will vest ratably over the 12 months beginning March 31, 2010. Of the final 150,000 options, 75,000 will vest on the first anniversary date of the grant and 75,000 will vest ratably over the 12 months beginning March, 2010, provided the Company has positive EBITDA in any month prior to September 30, 2009. Notwithstanding the forgoing, if the Company does not have positive EBITDA in any month prior to September 30, 2009, so long as Mr. Welch is employed by the Company, all 250,000 stock options will accelerate and become fully vested and exercisable as of the date of a change in control of the Company, if any.

On February 23, 2009, the Compensation Committee recommended to the Company’s Board of Directors and the Company’s Board of Directors granted to our Chief Financial Officer, Raymond P. Springer, 50,000 stock options at an exercise price of $1.00 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $28,768.  The options will become fully vested in two years, with one half vesting on the anniversary date of the grant and 1/12 of the remaining grant vesting monthly thereafter.

On January 29, 2009 , the Compensation Committee recommended to the Company’s Board of Directors and the Company’s Board of Directors granted to six officers of the Company an aggregate of 116,000 stock options at an exercise price of $1.02 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $113,555. The options become fully vested in two years, one half vests on the anniversary date of the grant and 1/12 of the remaining grant vests monthly thereafter.

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

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding at April 4, 2009 that allow the holder to purchase a like amount of Common Stock.
Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007 [7]	120,928	$1.00	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007	155,600	$5.00	June 29, 2012
Compensation for Mr. Bruce E. Terker in connection with the Guarantee and Indemnification Agreements for bond collateral required for our state licensing initiative[1,7]	33,912	$1.00	3,716 on April 1, 2013, 8,455 on June 30, 2013, 8,455 on September 30, 2013 and 8,455 on December 31, 2013 and 4,831 on February 15, 2013

Pursuant to the exchanged securities issued pursuant to the Securities Purchase Agreements dated June 12, 2008[2]	700,000	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements[3]	264,333	$2.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements[3,7]	1,091,667	$1.00	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 12, 2008	760,000	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 12, 2008 [7]	1,268,750	$1.00	June 12, 2013

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Pursuant to Loan and Security Warrant Agreements dated July 21, 2008 [4]	325,000	$2.30	July 21, 2013

Pursuant to Amended and Restated Loan and Security Warrant Agreements dated November 26, 2008 [4,5,7]	682,500	$1.00	July 21, 2013

Accommodation Loan Warrant Agreements [5,7]	1,700,000	$1.00	November 26, 2009

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 [6]	54,575	$2.53	June 12, 2013

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 [6,7]	54,575	$1.00	June 12, 2013

Consulting services agreement dated April 1, 2006	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at April 4, 2009	7,774,340	$1.51

1.           On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million.  Approximately $0.8 million of the collateral for the letter of credit was provided by Mr. Bruce E. Terker. In connection with this accommodation, the Company and Mr. Terker entered into a Guaranty and Indemnification Agreement.  Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Common Stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year and expensed to interest expense as the warrants were earned.  As of April 3, 2009, all of these warrants had been earned. The aggregate fair value of these warrants, which was estimated using the Black-Scholes option pricing model at $59,745, was recognized as non-cash interest expense as the warrants were earned.

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

4.           As part of the Loan and Security Agreement dated June 10, 2008, the Lenders received warrants dated July 21, 2008, entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  Pursuant to an amendment, 227,500 warrant shares were re-priced (see 5 below) to an exercise price of $1.00 per share. In addition, an additional 175,000 warrants were issued to purchase an equal number or shares of Common Stock at an exercise price of $2.00 per share.  The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $1,530,381, which amount was recorded as deferred financing costs and is being amortized, beginning in fiscal December 2008, over the twelve month period to the maturity of the Amended and Restated Loan and Security Agreement on November 25, 2009.

5.           On November 26, 2008, the Company amended the June 10, 2008 Loan and Security Agreement and issued to the Accommodation Loan Lenders warrants entitling them to purchase an aggregate of 175,000 shares of Common Stock at an exercise price of $2.00 per share with an expiration date one year from issuance.   The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $40,775.  In addition, the warrants issued to the Accommodation Loan Lenders under the original Loan and Security Agreement (see 4 above) were re-priced from $2.30 to $1.00.  The cost of re-pricing these warrants, using the Black-Scholes option pricing model, was estimated at $34,648.  Both amounts were recorded as deferred financing costs and are being amortized, beginning in December 2008, over the twelve month period to the maturity of the Amended and Restated Loan and Security Agreement on November 25, 2009.  A total of 1,700,000 warrants have been issued to the Accommodation Loan lenders.  The issue dates, number of warrants and Black-Scholes values follow:

Issue Date	Warrants	Fair Value
November 26, 2008	175,000	$ 40,775
January 5, 2009	175,000	44,905
January 23, 2009	100,000	21,610
February 3, 2009	500,000	90,650
March, 3 2009	500,000	40,000
April 1, 2009	250,000	77,000
Totals	1,700,000	$ 314,940

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

7.           In consideration for the commitment to make up to $3.4 million in Accommodation Loans, on February 3, 2009 all previously issued warrants to the Accommodation Loan Lenders were re-priced from their original exercise price to $1.00.  The total number of warrants that were re-priced was 3,474,832.  This amendment was valued using the Black-Sholes option model and the resulting change in the fair value of these warrants was $620,517.  This cost is being amortized over the remaining term of the Amended and Restated Loan and Security Agreement to November 25, 2009.

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at April 4, 2009:

Twelve months ending:	Amounts

April 2010	$211,500
April 2011	201,700
April 2012	206,200
April 2013	104,200
April 2014	-

Total	$723,600

Rent expense included in loss from continuing operations for 1Q2009 and 1Q2008, was approximately $60,000 and $81,100, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During 1Q2009 and 1Q2008, we made aggregate payments of approximately $323,700 and $88,800, respectively to Metavante, $0 and $300, respectively to PDNB and $62,300 and $0, respectively, to FNB&T under these agreements.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balances for our card programs.  As of April 4, 2009, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T totaled $225,000.  These balances are included in Other assets.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. However at April 4, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $0.5 million (ultimately 10% of the face amount of the bonds issued) for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.3 million.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit of approximately $0.5 million. Mr. Porter will be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party

NOTE F – SUBSEQUENT EVENT

On May 7, 2009, the Company received consent from the Credit Facility Lenders to obtain up to $1.0 million of new short term indebtedness.  Additionally, the Accommodation Loan lenders concurrently agreed to subordinate their loans to the new indebtedness.  The Company entered into security and promissory agreements with certain lenders providing the first $300,000 of the $1.0 million allowed.  The agreements contain a maturity date of July 31, 2009, bear interest at 10% per annum and accelerate upon receiving $3 million or more of new equity.  For each $100,000 of notes, the Company will issue warrants entitling the holders to purchase 25,000 shares of Common Stock, exercisable at $1 per share and expiring five years from the execution date of the promissory notes.  These short term notes remain subordinate to the Credit Facility Loans.  The Company anticipates closing on the remaining $700,000 over the next 30 days.

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

Results of Operations. Our principal operations commenced in 2001.  However, to date, we have had limited revenues. Financial Accounting Standards Board Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through April 4, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

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

At April 4, 2009, there were over 80,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 10,000 retail locations currently offering our SVCs for sale and for reload services.
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

Revenues for the thirteen weeks ended April 4, 2009 (“1Q2009”) and the thirteen weeks ended March 29, 2008 (“1Q2008”) were ($5,654) and $8,647, respectively. The negative revenue for 2009 is attributable to the amortization of $30,000 of marketing funds paid to a national retailer.  We are required under generally accepted accounting principles to reflect this type of amortization expense as a contra-revenue item in our financial statements. Gross revenues for 1Q2009 were $24,346, compared with $8,647 for 1Q2008.   Revenues in both 2009 and 2008 were restricted due to delays in getting cards for sale into retail locations.  These delays stem from our distributors inability to (i) implement our distribution agreements in a timely manner, (ii) provide a consistent platform for retailer connections, (iii) timely test retailer connectivity and (iv) successfully complete pilots.  During fiscal 2008, our retail focus was on implementing our distribution agreement with InComm, getting licensed in over 40 states that require licenses and in which we intend to do business and executing agency agreements with retailers to sell and load our SVCs. InComm provides prepaid programs at more than 100,000 retail locations in the United States and is expected to provide more than a sufficient base to meet our needs.  Additionally, we expect that other prepaid card distributors servicing retailers across the United States will add to our overall sales capacity.

Operating Expenses.  Operating expenses for 1Q2009 decreased $840,177 to $2,551,090 compared with $3,391,267 for 1Q2008, a 25% decrease. These changes in our operating expenses are attributable to the following:

Transaction and operating expenses. Transaction and operating expenses for 1Q2009 and 1Q2008 were $540,762 and $453,306, respectively, a 19% increase.   The components of expense are:

Description	For the thirteen weeks ended April 4, 2009	For the thirteen weeks ended March 29, 2008
SVC card cost, program and transaction expenses	$287,124	$236,374
Inventory reserves	59,926	28,965
Stock-based compensation	804	243
Customer service expenses	192,908	187,724
Total Transaction and Operating Expenses	$540,762	$453,306

SVC card cost, program and transaction expenses increased 21% to $287,124 for 1Q2009 from $236,374 for 1Q 2008.  This increase of $50,750 was primarily the result of:
▪
an increase of approximately $92,200 in the costs charged by our processor to maintain our increased card inventory on their system (the number of cards available for sale during the thirteen weeks of 2009 was on average approximately 5.6 million compared with 3.3 million in the same period of 2008); slightly offset by, a decrease of approximately $57,200 in the amortization of marketing funds.

Inventory reserves increased $30,961 when comparing the 1Q2009 with 1Q2008, due primarily to the higher inventory levels, which results in a higher potential for lost, damaged or obsolete SVC card packages.

Customer service expenses increased 3% by $5,184 to $192,908 when comparing the 1Q2009 with 1Q 2008 due primarily annual compensation increases.
Selling and marketing expenses. Selling and marketing expenses decreased $415,940 to $499,096 when comparing 1Q2009 with 1Q2008, a 45% decrease.  The components of expense are:
Description	For the thirteen weeks ended April 4, 2009	For the thirteen weeks ended March 29, 2008
Advertising and marketing expenses	$153,229	$308,077
Sales force expenses	317,029	544,047
Stock-based compensation	28,838	62,912
Total selling and marketing expenses	$499,096	$915,036

Advertising and marketing expenses decreased 50%, or $154,848, to $153,229 when comparing 1Q2009 with 1Q 2008.   These period to period changes were primarily composed of decreases in media and advertising agency expenses for a national trade print advertising campaign in 1Q2008 with none in 1Q2009.

Sales force expenses decreased $227,018 to $317,029, a 42% decrease for 1Q2009 when compared with 1Q 2008.  The principal components of this decrease are employee compensation and benefits expense travel and entertainment expense, and rent expense.  The decrease in sales force compensation and travel and entertainment expenses can be attributed to the reduction in the sales force to seven employees at the end of the first quarter of 2009 from a total of 15 employees at the end of the first quarter of 2008.  In addition, rent expense decreased due to the elimination of the temporary warehouse space to store point-of-purchase displays for our distributors in the third quarter of 2008.

Stock-based compensation decreased in 1Q2009 due to forfeiture of options and the termination of stock based compensation expense associated with the reduction of sales force employees from 1Q2008.

General and administrative expenses. General and administrative expenses decreased 25%, or $511,693, to $1,511,232 during 1Q2009 when compared with 1Q2008.  The components of expense are:

Description	For the thirteen weeks ended April 4, 2009	For the thirteen weeks ended March 29, 2008
Payroll, benefits and taxes	$773,803	$709,789
Stock-based compensation	79,775	536,860
Professional, legal and licensing expense	185,894	375,132
Office and occupancy expenses	73,614	72,627
Impairment expense	118,276	-
Other administrative expense	279,870	328,517
Total General and Administrative Expenses	$1,511,232	$2,022,925

When comparing 1Q2009 with 1Q2008, changes in the expense categories are primarily attributable to:

▪	increased payroll, benefits and taxes expenses of $64,014, due primarily to a bonus paid to one officer, the hiring of our compliance officer in May 2008 along with annual compensation increases;
▪
decreased stock-based compensation expense of $457,085, which is primarily attributable to our having fully expensed the stock option grants to Mr. Welch and Mr. Springer under their employment agreements as of the end of fiscal 2008;

▪
decreased professional, legal and licensing expense of $189,238 due to reduced recruiting fees incurred in the prior year to increase our sales force and reduced legal fees incurred in connection with our state licensing initiative, somewhat offset by additional expenses related to complying with state and federal regulations;

▪	impairment of asset charge of $118,276 to write-down the expected value of a marketing incentive agreement compared with none in 1Q2008; and
▪	decreased other administrative expenses of $48,647 due to reductions in travel and entertainment, equipment maintenance, and depreciation.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for 1Q2009 and 1Q2008 was $2,556,744 and $3,382,620, respectively.

Other Income (Expense):

Interest expense. Interest expense was $773,511, for 1Q2009.  Non-cash interest expense for this period was $555,767.  Of this, $9,925 relates to the fair value of warrants earned during the period under the Guaranty and Indemnification Agreement between the Company and Mr. Bruce E. Terker, and the remaining $545,842 relates to the amortization of the fair value of the warrants issued under the Amended and Restated Loan and Security agreement.  Cash interest was $217,744.  Of this, $85,598 was paid to the lenders for funds advanced under the terms of the Amended and Restated Loan and Security agreement, $114,902 represents the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan and Security agreement, and $16,109 is for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.   Interest expense incurred during 1Q2008 was negligible.

Other income (expense).
For 1Q2009, we recorded other expense of $1,609 and none in 1Q2008.

Loss from Continuing Operations. Loss from continuing operations was $3,331,864 for 1Q2009 or $50,175 lower than the loss from continuing operations of $3,382,039 for 1Q2008.

Liquidity and Capital Resources. From inception to April 4, 2009, we have raised net proceeds of approximately $43.2 million from financing activities. We used these proceeds to fund operating and investing activities. We had a cash balance of approximately $150,000 as of May 11, 2009.

Net cash used in operating activities was approximately $2.6 million and $3.5 million for 1Q2009 and 1Q2008, respectively.  The decrease in cash used in operations was the result of increases in inventories for the SVCs and prepayments for our national trade print advertising campaign that occurred during 1Q2008.  These increases were not repeated during 1Q2009.   In addition, we incurred lower operating losses incurred during the current thirteen weeks compared with the same period of the prior year.  This was primarily due to lower selling and marketing expenses.

Net cash provided by investment activities for 1Q2008 was approximately $670,700 consisting of the redemption of our short-term investment of $725,500 offset by $54,800 for purchases of property and equipment, primarily for additional computer hardware and software for new employees and the nFinanSe NetworkTM.  We recorded no investment activity for 1Q2009.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into a revolving credit facility with various lenders in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”).  Loans under the Credit Facility may be used solely to make payments to card issuing banks for credit to SVCs.  The Credit Facility was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each lender in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the Credit Facility is November 25, 2009, one year after the initial borrowing.  The maturity date may be extended for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Amended and Restated Loan Agreement.  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of April 4, 2009, we had drawn $3,900,000 under the Amended and Amended and Restated Loan Agreement.  $3,400,000 of this amount consisted of Accommodation Loans.  During 1Q2009, the cash provided by financing activities of $2.7 million was through Accommodation Loan borrowings under our Amended and Restated Loan and Security Agreement.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and pay card segments of our business, we will need to raise approximately $5 to $7 million of additional capital during fiscal 2009.  We expect to finance this through public or private equity offerings.  We may decide to raise the capital in more than one transaction based on market conditions and business circumstances.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward.  This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stockholders.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at April 4, 2009:

Twelve months ending:	Amounts

April 2010	$211,500
April 2011	201,700
April 2012	206,200
April 2013	104,200
April 2014	-

Total	$723,600

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 2009 through October 2011.   Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During 1Q2009 and 1Q2008, we made aggregate payments of approximately $323,700 and $88,800, respectively to Metavante, $0 and $300, respectively to PDNB and $62,300 and $0, respectively, to FNB&T under these agreements.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. However at April 4, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $0.5 million (ultimately 10% of the face amount of the bonds issued) for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.3 million.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit of approximately $0.5 million. Mr. Porter will be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of April 4, 2009 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in certain other litigation from time to time in the ordinary course of business. However at April 4, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1
First Amendment to Amended and Restated Loan and Security Agreement, as executed by the Company, and nFinanSe Payments Inc., the lenders party thereto, and Ballyshannon Partners, L.P., acting as agent, on February 3, 2009 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009)

10.2
Form of Common Stock Warrant as issued by the Company to certain investors on February 3, 2009  (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009)

10.3
Form of Amendment No. 1 to Warrants issued to certain Lenders on February 3, 2009 (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009)

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

NFINANSE INC.

Date: May 15, 2009	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: May 15, 2009	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: May 15, 2009	By:	/s/ Jerome A. Kollar

Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

10.1
First Amendment to Amended and Restated Loan and Security Agreement, as executed by the Company, and nFinanSe Payments Inc., the lenders party thereto, and Ballyshannon Partners, L.P., acting as agent, on February 3, 2009 (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009)

10.2
Form of Common Stock Warrant as issued by the Company to certain investors on February 3, 2009  (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009)

10.3
Form of Amendment No. 1 to Warrants issued to certain Lenders on February 3, 2009 (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2009)

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