Form 10-Q
period 2009-07-04
nFinanSe Inc.
filed 2009-08-24
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,542,887 shares of common stock, $0.001 par value, outstanding as of August 11, 2009

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of July 4, 2009 (unaudited) and January 3, 2009 (audited)	2
Consolidated Statements of Operations (unaudited) for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008, and for the period July 10, 2000 (inception) to July 4, 2009	3
Consolidated Statements of Cash Flows (unaudited) for the twenty-six weeks ended July 4, 2009 and June 28, 2008, and for the period July 10, 2000 (inception) to July 4, 2009	4
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4T. Controls and Procedures.	30
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3. Defaults Upon Senior Securities.	31
Item 4. Submission of Matters to a Vote of Security Holders.	31
Item 5. Other Information.	32
Item 6. Exhibits.	33

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

When reading any forward-looking statement you should remain mindful that all such statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

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

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning the Company, as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.

As used in this quarterly report, the terms “we,” “us,” “our,” “nFinanSe,” and “the Company” mean nFinanSe Inc. and subsidiaries unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
	2009	2009
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$173,843	$475,608
Restricted cash	457,891	472,500
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	47,611	52,078
Other	23,030	25,776
Prepaid expenses and other current assets, ,including prepaid marketing costs of approximately $145,000 and $224,600, respectively	417,360	402,505
Current portion of deferred financing costs (net of accumulated amortization of $268,104 and $38,301, respectively)	191,503	421,306
Inventories	2,563,805	2,885,779
Total current assets	3,875,043	4,735,552
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $828,810 and $ 567,805, respectively)	503,750	625,746

OTHER ASSETS
Deferred financing costs (net of accumulated amortization of $2,355,311 and $127,532, respectively)	1,447,300	1,402,849
Deferred cost of marketing incentive agreement warrants (net of accumulated amortization of $5,665 and $4,309, respectively)	150,000	381,250
Other assets	256,413	272,404

TOTAL ASSETS	$6,232,506	$7,417,801

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$800,340	$343,020
Accrued personnel costs	125,665	105,772
Accrued inventory liability	94,712	210,159
Accrued lease and contractual obligations	228,616	150,241
Credit facility and term loans outstanding	5,200,000	1,200,000
Deferred revenues	11,667	31,250
Other accrued liabilities	360,138	522,113
Total current liabilities	6,821,138	2,562,555

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock - $0.001 par value: 25,000,000 shares authorized; 12,537,984 and 12,537,984 shares issued and outstanding on July 4, 2009 and January 3, 2009, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with a liquidation value of $7,690,565 and $7,692,620 (including undeclared accumulated dividends in arrears of $190,081 and $192,136) at July 4, 2009 and January 3, 2009, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at July 4, 2009 and January 3, 2009,respectively	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at July 4, 2009 and January 3, 2009, respectively	4,038	4,038
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,542,887 and 9,344,108 shares issued and outstanding as of July 4, 2009 and January 3, 2009, respectively	9,543	9,344
Additional paid-in capital	59,049,116	56,770,705
Deficit accumulated during the development stage	(59,659,829)	(51,937,341)
Total stockholders’ (deficit) equity	(588,632)	4,855,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,232,506	$7,417,801

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the thirteen weeks ended July 4, 2009	For the thirteen weeks ended June 28, 2008	For the twenty-six weeks ended July 4, 2009	For the twenty-six weeks ended June 28, 2008	For the period July 10, 2000 (inception) to July 4, 2009
REVENUES	$1,774	$7,345	$(3,880)	$15,992	$1,235,697

OPERATING EXPENSES
Transaction and operating expenses	831,310	484,138	1,372,072	937,444	6,138,263
Selling and marketing expenses	431,571	1,161,930	930,667	2,076,966	8,970,644
General and administrative expenses	1,434,498	2,175,545	2,945,731	4,198,469	33,449,327
Total operating expenses	2,697,379	3,821,613	5,248,470	7,212,879	48,558,234

Loss before other income (expense)	(2,695,605)	(3,814,268)	(5,252,350)	(7,196,887)	(47,322,537)

Other income (expense):
Interest expense	(1,505,906)	(55,050)	(2,279,417)	(55,466)	(4,276,178)
Interest income	94	5,845	94	6,842	1,164,519
Gain (loss) on derivative instruments	-	(396,032)	-	(396,032)	1,449,230
Loss from litigation	-	-	-	-	(105,500)
Loss on debt extinguishment	-	-	-	-	(4,685,518)
Registration rights penalties	-	-	-	-	(98,649)
Other income (expense)	(152)	(758)	(1,761)	(758)	(96,376)
Total other income (expense)	(1,505,964)	(445,995)	(2,281,084)	(445,414)	(6,648,472)

Loss from continuing operations	(4,201,569)	(4,260,263)	(7,533,434)	(7,642,301)	(53,971,009)

Loss from discontinued operations	-	-	-	-	(3,861,579)

Net loss	(4,201,569)	(4,260,263)	(7,533,434)	(7,642,301)	(57,832,588)
Dividends paid on Series A Convertible Preferred Stock	-	-	-	(396,318)	(1,827,242)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(96,582)	(94,746)	(190,081)	(188,450)	(193,164)
Net loss attributable to common stockholders	$(4,298,151)	$(4,355,009)	$(7,723,515)	$(8,227,069)	$(59,852,994)
Net loss per share - basic and diluted:	$(0.45)	$(0.50)	$(0.82)	$(1.01)
Weighted average number of shares outstanding	9,542,887	8,758,652	9,371,413	8,177,963

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the twenty-six weeks ended July 4, 2009	For the twenty-six weeks ended June 28, 2008	For the period July 10, 2000 (inception) to July 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,533,434)	$(7,642,301)	$(57,832,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,817	152,591	1,376,621
Provision for inventory obsolescence	171,099	57,925	836,907
Provision for bad debts	-	-	461,972
Amortization of intangible assets	-	-	15,485
Stock-based compensation and consulting	228,606	1,098,241	8,323,408
Purchased in process research and development	-	-	153,190
Loss (gain) on derivative instruments	-	396,032	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss (gain) on disposal of assets	1,609	394	30,372
Loss from impairment of assets	449,589	-	1,919,672
Debt forgiveness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	1,778,548	25,003	2,681,797
Other non-cash expense	1,013	292	10,922
Changes in assets and liabilities, net:
Restricted cash	14,609	-	(457,891)
Receivables	7,213	11,695	(370,350)
Prepaid expenses and other current assets	214,948	(487,519)	(370,552)
Inventories	(68,476)	(755,709)	(3,489,848)
Other assets	15,992	(238,410)	(205,600)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	278,166	122,734	1,791,282
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(19,583)	(37,500)	11,667
NET CASH USED IN OPERATING ACTIVITIES	(4,334,284)	(7,296,532)	(42,057,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,431)	(73,179)	(2,116,136)
Early redemption of short-term investment	-	725,496	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,431)	652,317	(2,351,377)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the twenty-six weeks ended July 4, 2009	For the twenty-six weeks ended June 28, 2008	For the period July 10, 2000 (inception) to July 4, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	-	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	-	8,075,000	8,075,000
Proceeds from borrowings	4,000,000	-	10,565,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder		-	3,000,000
Payment for deferred financing costs	-	(368,083)	(459,606)
Payments for stock issuance costs	37,950	(656,329)	(1,458,791)
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	-	2,840,000	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,037,950	9,890,588	44,582,877

NET CHANGE IN CASH AND CASH EQUIVALENTS	(301,765)	3,246,373	173,843

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	475,608	2,497,365	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,843	$5,743,738	$173,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$503,903	$463	$552,758
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants issued to DFS Services, LLC	$-	$(292)	$535,302
Warrants issued to Lenders	$1,353,877	$-	$2,884,258
Conversion of Series A Convertible Preferred Stock to Common Stock	$-	$220	$1,828,000
Dividends on Series A Convertible Preferred Stock	$189,053	$395,309	$1,827,242
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE A -FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

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

nFinanSe Inc. is a provider of stored value cards (“SVCs”), for a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

We operate two divisions: (i) the nFinanSe Card Division, which issues prepaid gift cards, reloadable general spend prepaid cards and payroll cards; and (ii) the nFinanSe Network™, which is a network of load locations for stored value and prepaid cards.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures for the prior year and inception to date period may have been reclassified to conform with the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at July 4, 2009 and January 3, 2009, its results of operations for the thirteen weeks and the twenty-six weeks ended July 4, 2009 (“2Q2009” and “1st Half 2009”, respectively) and for the thirteen weeks and the twenty-six weeks ended June 28, 2008 (“2Q2008” and “1st Half 2008”, respectively) and its cash flows for the twenty-six weeks ended July 4, 2009 and June 28, 2008. Operating results for the thirteen and twenty-six weeks ended July 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Revenue Recognition

We generate the following types of revenues:

• Wholesale fees, charged to our prepaid card distributors when our SVCs are sold or reloaded.
• Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
• Maintenance fees, charged to an SVC with a cash balance for initial activation and monthly maintenance.
• Interest revenue, on overnight investing of SVC balances by our card issuing bank.

Our revenue recognition policy is consistent with the criteria set forth in SEC Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, we recognize revenue when (1) persuasive evidence of an arrangement exists (2) delivery has occurred (3) our price to the buyer is fixed or determinable and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.  Certain periodic card costs are recognized as incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our prepaid card distributors for our wholesale fees and the load value of gift cards and of the reloadable general spend cards vary by customer but are less than two weeks. Payroll card loads are remitted by the sponsor company directly to the issuing bank, in advance. Transaction fees and interest income are paid monthly in arrears by the card-issuing bank approximately two weeks into the month following the booking of such fees or interest income.  Maintenance fees are charged to active cards with balances upon activation and then on the same day of each month in arrears.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts. Receivables are written off when they are determined to be uncollectible.  Our customers are typically prepaid card distributors and large retailers. We perform ongoing credit evaluations of our customers and, with the exception of some minimum cash balances, we generally do not require collateral.

We evaluate the allowance for doubtful accounts based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Restricted Cash

Funds classified as restricted cash as at July 4, 2009 relate to loan advances on our credit facility, as described in Note C – Credit Facility and Term Notes.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  During the 1st Half 2009, we recognized impairment charges of $219,351 on certain inventory items due to obsolescence.  These impairment charges are included in transaction and operating expenses.  Inventories consist of the following:

	July 4, 2009	January 3, 2009
Finished cards	$3,102,105	$2,582,661
Inventory in process	85,000	474,533
	3,187,105	3,057,194
Less reserve for damaged and obsolete inventory at distributors	623,300	171,415
Total Inventories	$2,563,805	$2,885,779

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, but minor additions which do not extend the useful life of an asset, and maintenance and repairs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the shorter of the lease term, if any, or the assets' estimated useful lives, which range from three to ten years.

Long-Lived Assets

In accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the 1st Half 2009, we recognized impairment charges of $230,238 on an intangible asset related to a marketing incentive agreement.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations

As of July 4, 2009, our estimates indicate that the remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $165,100 and $715,400 during the 1st Half 2009 and the 1st Half 2008, respectively, are expensed as incurred. The majority of advertising for the 1st Half 2009 was related to attending trade shows and employing media consultants, while the majority of advertising for the 1st Half 2008 was related to national trade print advertising.  At July 4, 2009, we had approximately $145,000 in prepaid marketing of which the majority is related to product placement payments and advertising promotional payments made to a nation-wide retailer. The product placement payments are being amortized over the contract period and the promotional payments are expensed when the advertising event occurs.

Research and Development

Research and development costs, which approximated $554,000 and $608,000 during the 1st Half 2009, and the 1st Half 2008, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

We compute net loss per share in accordance with Financial Accounting Standard No. 128, “Earnings per Share,” and SEC Staff Accounting Bulletin No. 98.  Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock (“Series A Preferred Stock”) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at July 4, 2009:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	9,542,887
Series A Convertible Preferred Stock	7,500,484
Series B Convertible Preferred Stock	1,000,000
Series C Convertible Preferred Stock	4,037,500
Stock Options	3,046,029
Warrants	10,374,340

Total	35,504,240

Income Taxes

We compute income taxes in accordance with Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“FAS 109”). Under FAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from reserves for inventory obsolescence, impairment charges and accounts payable and accrued liabilities that are not deductible for tax reporting until they are realized and/or paid.

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

Stock-Based Compensation

We apply Financial Accounting Standard No. 123R (“FAS 123 (Revised)”), “Share-Based Payments” to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of shared-based payments such as stock options granted to employees.  These options generally vest over a period of time and the related compensation cost is recognized over that vesting period.

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	For the thirteen weeks ended July 4, 2009	For the thirteen weeks ended June 28, 2008	For the twenty-six weeks ended July 4, 2009	For the twenty-six weeks ended June 28, 2008

Transaction and operating expenses	$789	$-	$1,593	$243
Selling and marketing expenses	29,604	66,611	58,442	129,523
General and administrative expenses	88,796	431,615	168,571	968,475
Interest expense	-	25,003	9,925	25,003
Total stock-based compensation	$119,189	$523,229	$238,531	$1,123,244

Amounts charged to interest expense represent the costs of warrants issued as compensation to Mr. Bruce E. Terker, one of the Company’s directors, for supplying the required collateral for bonds issued to support our state money transmitter licenses.

The expense for each group of options is recognized ratably over the vesting period and the estimated value of any unvested options is updated each period. As a result, under these arrangements, our initial and periodic recording of stock-based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Dividends on Preferred Stock

Our Series A Preferred Stock accrues dividends of 5% per annum, which can be satisfied in cash or Common Stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Loan and Security Agreement, dated June 10, 2008 (see Note C – Credit Facility and Term Notes), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on either our Series B Convertible Preferred Stock or on our Series C Convertible Preferred Stock.

Dividends owed but not declared on our Series A Preferred Stock were $192,136 as of January 3, 2009.  On January 29, 2009, the Company’s Board of Directors declared $189,053 in dividends due through December 31, 2008 to be paid through the issuance of 198,779 shares of our common stock. Dividends owed but not declared on our Series A Preferred Stock were $190,081 as of July 4, 2009.

Fair Value Measurements

Financial Accounting Standard No. 157, “Fair Value Measurements” (“FAS 157”) defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements.  In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“FAS 159”).  We adopted FAS 159 on December 30, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Although FAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

In October 2008, the FASB issued FASB Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.

At July 4, 2009, the Company did not have any items to be measured at fair value.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FPS”) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. FSP 141(R)-1 also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”)provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of FSP FAS 157-4 did not affect the Company’s consolidated financial statements.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of FSP FAS 115-2 and FAS 124-2 did not affect the Company’s consolidated financial statements.

In May 2009, the FASB issued Financial Accounting Statement No. 165, “Subsequent Events” (“FAS 165”).  This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  FAS 165 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under FAS 165.  The adoption of FAS 165 is not expected to affect the Company’s consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Statement No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“FAS 166”). The provisions of FAS 166 amend FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, by removing the concept of a qualifying special-purpose entity and removing the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to variable interest entities that were previously considered qualifying special-purpose entities. The provisions of FAS 166 will become effective for us on January 3, 2010. The adoption of FAS 166 is not expected to affect the Company’s consolidated financial statements.

In June 2009, the FASB issued Financial Accounting Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162 (“FAS 168”), which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of FAS 168 will be applied prospectively beginning in the third quarter of 2009 and will have no impact on the Company’s consolidated financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  At July 4, 2009, we have a cash balance of approximately $173,800.    During the fourth quarter of 2008 and the 1st Half 2009, in order to fund our operations, we received short term financing from several of our major stakeholders, two of which are affiliated with Mr. Terker, one of our directors.  On August 21, 2009, we sold $10,869,113 of Series D Convertible Preferred Stock (“Series D Preferred Stock”): $5,681,498 of the Series D Preferred was purchased with the retirement of these short term loans described in Note C and $5,187,615 of the Series D Preferred was purchased for cash from both new investors and investors that have supported the Company in the past.  We expect to complete additional sales of our Series D Preferred prior to the end of August 2009. We believe this equity financing should be adequate to fund our fiscal year 2009 operations and cash commitments; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – CREDIT FACILITY and TERM NOTES

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

Prior to their conversion as discussed below, the maturity date of the Credit Facility was November 25, 2009, one year after the initial borrowing.  The maturity date may be extended for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility provides for usual and customary events of default, including but not limited to (i) the occurrence of a Material Adverse Change and (ii) the occurrence of a Change of Control (as such terms are defined in the Amended and Restated Loan Agreement).  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of July 4, 2009 the Borrowers had drawn $3,900,000 under the Amended and Restated Loan Agreement, of which $3,400,000 consisted of Accommodation Loans.

As of July 4, 2009, we had not paid the required interest payments of the outstanding Accommodation Loans since March 2009.  The lenders waived any event of default and as described in Note F, the Accommodation Loans and accrued interest were exchanged for Series D Preferred Stock on August 21, 2009.

The Lenders received warrants dated July 21, 2008 (the “Original Warrants”) entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The warrants expire after five years and may be exercised by means of a “cashless exercise.”   The Original Warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $1.4 million, which amount was recorded as deferred financing costs and is being amortized over the twelve-month period to the initial maturity of the Original Loan Agreement on November 25, 2009.

As consideration for providing the Accommodation Loans, the Company agreed to issue new warrants (the “Accommodation Loan Warrants”) to the Accommodation Lenders (as such term is defined in the Amended and Restated Loan Agreement) entitling them to purchase up to an aggregate of 1,700,000 shares of Common Stock at a per share price of $2.00, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits. The Accommodation Loan Warrants expire on November 26, 2009; however, in the event the Company and the Accommodation Lenders extend the maturity of the Credit Facility from one year to 18 months, the exercise period of the Accommodation Loan Warrants will automatically extend to the 18 month anniversary of the date of the Accommodation Loan Warrants.

The fair value of these warrants of $314,940, determined using the Black-Scholes option pricing model, was recorded as an increase to deferred financing costs and is being amortized over the period to the maturity of the Credit Facility on November 25, 2009.  On February 3, 2009, as further consideration for the commitment by the Accommodation Loan Lenders to fund up to $3.4 million in Accommodation Loans, the Company also agreed to amend all warrants held by the participating Accommodation Loan Lenders and any further Accommodation Loan Warrants to be issued such that the exercise price was reduced to $1.00 per share.  This amendment to the existing warrants held by the participating Accommodation Loan Lenders was valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $620,517 was recorded as an increase to deferred financing costs.

Collins Stewart LLC and Emerging Growth Equities, Ltd. (“EGE”) acted as placement agents for the above-described transactions and shared equally a $310,000 fee.  The placement agent fees are reflected in deferred financing costs.

Mr. Terker, a current member of the Board of Directors of the Company(the “Board”), has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are Accommodation Loan Lenders.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement, the Warrant Amendments and the Accommodation Loan Warrants.

Term Loan Notes
Commencing on May 7, 2009, the Company sold term loan notes (the “Term Loan Notes”) with a principal amount of $1,000,000.  The Term Loan Notes accrue interest at 10% annually and will mature on July 31, 2009.  The Company’s obligations under the Term Loan Notes are secured by a lien on substantially all of its assets The Term Loan Notes were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P., Lancaster Investment Partners, L.P., 5 Star Partnership, L.P., EDJ Limited and Trellus Partners, L.P.

The Term Loan Notes provide for usual and customary events of default, including but not limited to (i) failure to pay interest or any fees within three business days of the date when due, and (ii) the occurrence of any event of default under the Amended and Restated Loan Agreement.
Mr. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are purchasers of the Term Loan Notes.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Note Offering and the Term Loan Notes.

In connection with the Note Offering, the purchasers of the Notes entered into an Intercreditor Agreement with the Company and the Accommodation Lenders.  Upon the occurrence and during an event of default under the Notes, the Notes shall be repaid after the repayment in full of the Accounts Receivable Loans (as defined in the Amended and Restated Loan Agreement) and prior to any repayment of the Accommodation Loans.

Pursuant to the terms and conditions of the Note Offering, the Company issued warrants (the “Term Note Warrants”) to the purchasers of Notes and will issue warrants to subsequent note purchasers, which, in the aggregate, will entitle such Note holders to purchase an aggregate of 2,000,000 shares of Common Stock at a per share price of $0.50, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.

The Term Note Warrants expire after a one-year term.  The Term Note Warrants may not be exercised by means of a “cashless exercise.”  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Term Note Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the holders of the Notes would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Term Note Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Term Note Warrants.  The Term Note Warrants are not exercisable by the holders of the Term Loan Notes to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  The Term Note Warrants were valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $755,768 was recorded as an increase to deferred financing costs.  We have issued Term Note Warrants as follows:

Issue Date	Warrants	Fair Value
May 7 & 8, 2009	600,000	$ 318,092
May 13, 2009	200,000	74,514
May 21, 2009	100,000	35,542
June 4 & 5, 2009	1,014,000	302,877
June 11, 2009	86,000	24,743
Totals	2,000,000	$ 755,768

As written above, Mr. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are recipients of Note Offering Warrants.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Note Offering, the Term Loan Notes and the Note Offering Warrants.

As of July 4, 2009, we had not paid the required interest payments of the outstanding Term Loan Notes.  The lenders waived any event of default and the Term Loan Notes and accrued interest were exchanged for Series D Preferred Stock on August 21, 2009.

The Company received permission from the Required Lenders of the Amended and Restated Credit Agreement as well as the Requisite Holders of its Series A Preferred Stock to issue up to an additional $1 million of Term Loans (the “July Term Loans”) on the same conditions as discussed above.  Due to the second quarter ending in July, there were $300,000 of July Term Loans that were funded on July 3, 2009 and included in our cash balance.  Subsequent to July 4, 2009, the Company receive an additional $700,000 in July Term Loans.  Warrants were not issued until the Series D Preferred Stock issuance occurred in August 2009.

NOTE D - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, thus providing a total of 4,009,850 shares for issuance under the combined plans.  As of July 4, 2009, we had 959,154 shares available under the combined plans for future option grants and 3,046,029 total options outstanding, consisting of 2,972,221 options issued to employees and non-employee directors and 73,808 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2019.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended July 4, 2009 and June 28, 2008:

	Twenty-six weeks ended	Twenty-six weeks ended
	July 4, 2009	June 28, 2008
Expected term in years	5	5
Expected stock price volatility	165% - 191%	73% - 75%
Risk free interest rate	1.50%	2.67% - 3.08%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock and peer company volatility.  The average expected life was estimated based on historical employee exercise behavior.

The following table describes our stock option activity for the twenty-six weeks ended July 4, 2009:

	Number of options	Weighted average exercise price per share (price at date of grant)

Outstanding at January 3, 2009	2,641,779	$3.57
Granted	416,500	$1.01
Cancelled	(12,250)	$1.85
Outstanding at July 4, 2009	3,046,029	$3.22

Options granted at or above market value during the period ended July 4, 2009	416,500

The following table summarizes information regarding options that are outstanding at July 4, 2009:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.75-$1.60	1,555,790	8.1	$1.35	1,072,818	$1.50
$2.20-$3.75	577,130	6.6	$3.29	493,102	$3.29
$4.00-$7.00	682,502	4.0	$4.19	634,183	$4.20
$8.00-$32.00	230,607	1.7	$12.83	230,607	$12.83
	3,046,029	6.4	$3.22	2,430,710	$3.64

The grant-date fair value of options granted during 1st Half 2009 and 1st Half 2008 was approximately $286,000 and $1,020,000, respectively.  The total fair value of shares vested during the twenty-six week period ended July 4, 2009 was approximately $228,600.  At July 4, 2009, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $653,000, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Executive Officer, Jerry R. Welch, 250,000 stock options at an exercise price of $1.00 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $143,840.  Options to purchase 50,000 shares will become fully vested on the anniversary date of the grant and 50,000 options will vest ratably over the 12 months beginning March 31, 2010. Of the final 150,000 options, 75,000 will vest on the first anniversary date of the grant and 75,000 will vest ratably over the 12 months beginning March, 2010, provided the Company has positive EBITDA in any month prior to September 30, 2009. Notwithstanding the forgoing, if the Company does not have positive EBITDA in any month prior to September 30, 2009, so long as Mr. Welch is employed by the Company, all 250,000 stock options will accelerate and become fully vested and exercisable as of the date of a change in control of the Company, if any.

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Financial Officer, Raymond P. Springer, 50,000 stock options at an exercise price of $1.00 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $28,768.  The options will become fully vested in two years, with one half vesting on the anniversary date of the grant and 1/12 of the remaining grant vesting monthly thereafter.

On January 29, 2009 , the Compensation Committee recommended to the Board and the Board granted to six officers of the Company an aggregate of 116,000 stock options at an exercise price of $1.02 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $113,555. The options become fully vested in two years, one half vests on the anniversary date of the grant and 1/12 of the remaining grant vests monthly thereafter.

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

On January 24, 2008, the Board also awarded a total of 155,000 stock options to eight other officers at an exercise price of $4.00 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $381,300.  The options vest one-third at the one-year anniversary of the grants and then ratably for the following 24 months. The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding at July 4, 2009 that allow the holder to purchase a like amount of Common Stock.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 2006	320,000	$1.10	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 2007	120,928	$1.00	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007	155,600	$5.00	June 29, 2012
Compensation for Mr. Bruce E. Terker in connection with the Guarantee and Indemnification Agreements for bond collateral required for our state licensing initiative1,7	33,912	$1.00	3,716 on April 1, 2013, 8,455 on June 30, 2013, 8,455 on September 30, 2013 and 8,455 on December 31, 2013 and 4,831 on February 15, 2013

Pursuant to the exchanged securities issued pursuant to the Securities Purchase Agreements dated June 12, 20082	700,000	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements3	264,333	$2.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements3,7	1,091,667	$1.00	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 12, 2008	760,000	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 12, 2008 7	1,268,750	$1.00	June 12, 2013

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Pursuant to Loan and Security Warrant Agreements dated July 21, 2008 4	325,000	$2.30	July 21, 2013

Pursuant to Amended and Restated Loan and Security Warrant Agreements dated November 26, 2008 4,5,7	682,500	$1.00	July 21, 2013

Accommodation Loan Warrant Agreements 5,7	1,700,000	$1.00	November 26, 2009

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 6	54,575	$2.53	June 12, 2013

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 6,7	54,575	$1.00	June 12, 2013

Term Note Warrant Agreements 8	2,000,000	$0.50	May 7, 2010, through June 5, 2010

July Term Loan Warrants 9	600,000	$0.50	July 2, 2010, through July 3, 2010

Consulting services agreement dated April 1, 2006	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at July 4, 2009	10,374,340	$1.26

1.           On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million.  Approximately $0.8 million of the collateral for the letter of credit was provided by Mr. Terker, one of the Company’s directors. In connection with this accommodation, the Company and Mr. Terker entered into a Guaranty and Indemnification Agreement.  Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Common Stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year and expensed to interest expense as the warrants were earned.  As of April 3, 2009, all of these warrants had been earned. The aggregate fair value of these warrants, which was estimated using the Black-Scholes option pricing model at $59,745, was recognized as non-cash interest expense as the warrants were earned.

2.           On June 12, 2008, pursuant to an exchange provision of the Securities Purchase Agreements dated March 21, 2008, March 28, 2008, March 31, 2008 and May 16, 2008, warrants that were issued that allowed the holder to purchase 560,000 shares of Common Stock at a price per share of $3.25 and expire three years from the date of issuance, were replaced with warrants that allow the holders to purchase 700,000 shares of Common Stock at $2.30 per share and expire five years from the date of issuance.

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

4.           As part of the Loan and Security Agreement dated June 10, 2008, the Lenders received warrants dated July 21, 2008, entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  Pursuant to an amendment, 227,500 warrant shares were re-priced (see 5 below) to an exercise price of $1.00 per share. In addition, an additional 175,000 warrants were issued to purchase an equal number or shares of Common Stock at an exercise price of $2.00 per share.  The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $1,530,381, which amount was recorded as deferred financing costs and is being amortized, beginning in fiscal December 2008, over the twelve month period to the maturity of the Amended and Restated Loan Agreement on November 25, 2009.

5.           On November 26, 2008, the Company amended the June 10, 2008 Loan and Security Agreement and subsequently issued to the Accommodation Lenders warrants entitling them to purchase an aggregate of 1,700,000 shares of Common Stock at an exercise price of $2.00 per share with an expiration date one year from issuance.   The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $40,775.  In addition, the warrants issued to the Accommodation Lenders under the Original Loan Agreement (see 4 above) were re-priced from $2.30 to $1.00.  The cost of re-pricing these warrants, using the Black-Scholes option pricing model, was estimated at $314,940.  Both amounts were recorded as deferred financing costs and are being amortized, beginning in December 2008, over the twelve month period to the maturity of the Amended and Restated Loan Agreement on November 25, 2009.
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

7.           In consideration for the commitment to make up to $3.4 million in Accommodation Loans, on February 3, 2009 all previously issued warrants to the Accommodation Lenders were re-priced from their original exercise price to $1.00.  The total number of warrants that were re-priced was 3,474,832.  This amendment was valued using the Black-Sholes option model and the resulting change in the fair value of these warrants was $620,517.  This cost is being amortized over the remaining term of the Amended and Restated Loan Agreement to November 25, 2009.

8.           On May 7, 2009, the Company commenced a Note Offering for the sale of Term Loan Notes in an amount not to exceed $1,000,000.  Pursuant to the terms and conditions of the Note Offering, the Company issued Term Note Warrants to the purchasers of Term Loan Notes and will issue warrants to subsequent note purchasers, which, in the aggregate, will entitle such Term Loan Note holders to purchase an aggregate of 2,000,000 shares of the Company’s common stock, $0.001 par value per share, at a per share price of $0.50, which exercise price is subject to customary adjustments for common stock splits and reverse stock splits.  The Term Note Warrants were valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $755,768 was recorded as an increase to deferred financing costs.  We have issued Term Note Warrants as follows:

Issue Date	Warrants	Fair Value
May 7 & 8, 2009	600,000	$ 318,092
May 13, 2009	200,000	74,514
May 21, 2009	100,000	35,542
June 4 & 5, 2009	1,014,000	302,877
June 11, 2009	86,000	24,743
Totals	2,000,000	$ 755,768

9.           The July Term Loan Warrants have the same terms as the Term Loan Warrants, as listed in 8 above.  The July Term Loan Warrants were valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $162,625 was recorded as an increase to deferred financing costs.

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at July 4, 2009:

Twelve months ending:	Amounts

June 2010	$218,900
June 2011	202,800
June 2012	207,300
June 2013	52,100
June 2014	-

Total	$681,100

Rent expense included in loss from continuing operations for 1st Half 2009 and 1st Half 2008, was approximately $123,100 and $170,100, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 30, 2010 through October 2011.  The terms of the Metavante agreement call for a 90 day non-renewal notification that passed on June 2, 2009. As such, the Metavante agreement automatically renewed through August 31, 2010.  Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During 1st Half 2009 and 1st Half 2008, we made aggregate payments of approximately $478,300 and $252,500, respectively to Metavante, $1,600 and $5,900, respectively to PDNB and $88,300 and $0, respectively, to FNB&T under these agreements.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balances for our card programs.  As of July 4, 2009, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T totaled $225,000.  These balances are included in Other assets.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. However at July 4, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $8,300,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter will be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to fund up to 10% of the face amount of bonds issued by the insurance company.

NOTE F – SUBSEQUENT EVENT

A special meeting of holders (“Holders”) of the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock was held on August 11, 2009.  The Holders approved the creation of a new series of preferred stock designated as Series D Convertible Preferred Stock (“Series D Preferred Stock”).  Additionally, the Holders approved amendments to each Certificate of Designations, Rights and Preferences, such that the “Liquidation Preference” will be paid to all Holders on a pari passu basis after the payment of respective liquidation preference payments applicable to the Series D Preferred Stock.

On August 21, 2009, the Company entered into Securities Purchase Agreements (the “Series D Purchase Agreements”), with several institutional and accredited investors (collectively, the “Series D Investors”), pursuant to which the Company sold to the Series D Investors an aggregate of (i) 3,623,038 shares of Series D Preferred Stock which are convertible at any time into 36,230,380shares of Common Stock, and (ii) Warrants to purchase 36,230,380 shares of Common Stock at an exercise price of $0.01 per share (the “Series D Warrants”), for an aggregate purchase price of $10,869,113.  Of the aggregate purchase price, $5,187,615 of Series D Preferred Stock was purchased for cash and $5,681,498 of Series D Preferred Stock was purchased through the liquidation of a like amount of Accommodation Loans, Term Loans and accrued interest payable to the Series D Investors.

The exercise price of the Series D Warrants, exercisable any time after August 21, 2010 (the “Exercise Date”), is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Series D Warrants expire on the fifth anniversary of the Issue Date and may be exercised by means of a “cashless exercise.”  In the event, prior to the expiration of the Warrants,  that the Company participates in a Triggering Transaction, the Series D Warrants will terminate and will thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Series D Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Series D Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Series D Warrants.  The Series D Warrants are not exercisable by the Series D Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

Additionally, those Series D Investors who invested an amount equal to or greater than 25% of the amounts invested in prior transactions involving stock or certain Accommodation Loans and Term Loans had the exercise price of any Company warrants held by such Series D Investor reduced to (i) $0.30 per share of common stock, if they invested $100,000 or more or (ii) $0.01 per share of common stock, if they invested $250,000 or more.  The following table provides a summary of the number of Company warrants outstanding at various strike prices immediately prior to the execution of the Series D Purchase Agreements and the number of Company warrants outstanding at various strike prices immediately after executing the Series D Purchase Agreements, including the reduction in the strike price of any Company warrants held by the Series D Investors meeting the above described qualifications.

Strike Price	Warrants Outstanding Prior to the Series D transaction	Warrants Outstanding After the Series D transaction
$0.01		49,129,587
$0.50	6,666,667	-
$1.00	4,952,332	-
$1.10	320,000	-
$1.20	5,000	5,000
$2.30	2,049,933	1,014,725
$2.53	54,575	54,575
$3.00	200,000	200,000
$5.00	192,500	142,500
Totals	14,441,007	50,671,387

EGE acted as placement agent for the above-described transactions and earned a cash fee of $34,400.  Robert A. Berlacher, a former member of the Board and a current stockholder of the Company, was a co-founder and director of EGE Holdings, Ltd. (“EGE Holdings”), a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no direct compensation from EGE Holdings or EGE related to the Company’s sale of Series D Preferred Stock and the Series D Warrants.  Mr. Terker, a member of our Board, controls two entities that are investors in EGE Holdings.

As such, had this transaction taken place on the last day of the second quarter, the equity section of our balance sheet would have been reported as follows:

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value: 25,000,000 shares authorized; 12,537,984 and 12,537,984 shares issued and outstanding on July 4, 2009 and January 3, 2009, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with a liquidation value of $7,690,565 and $7,692,620 (including undeclared accumulated dividends in arrears of $190,081 and $192,136) at July 4, 2009 and January 3, 2009, respectively	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at July 4, 2009 and January 3, 2009,respectively	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at July 4, 2009 and January 3, 2009, respectively	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 3,623,038 shares issued and outstanding with a liquidation value of $10,869,114 at July 4, 2009	3,623
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,542,887 and 9,344,108 shares issued and outstanding as of July 4, 2009 and January 3, 2009, respectively	9,543
Additional paid-in capital	70,200,719
Deficit accumulated during the development stage	(60,879,072)
Total stockholders’ equity	9,347,351

End of Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe Inc. is a provider of stored value cards (“SVCs”), for a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

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

Results of Operations. Our principal operations commenced in 2001.  However, to date, we have had limited revenues. FASB Statement No. 7 (“FAS 7”) sets forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through July 4, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with FAS 7.

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

At July 4, 2009, there were over 80,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 10,000 retail locations currently offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four general types of transactions:

• Wholesale fees, charged to our prepaid card distributors when our SVCs are sold or reloaded.
• Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
•  Maintenance fees, charged to an SVC with a cash balance for initial activation and monthly maintenance.
• Interest revenue, on overnight investing of SVC balances by our card issuing bank.

These fees differ by card type, issuing bank and transaction type.

Revenues for the thirteen weeks ended July 4, 2009 (“2Q2009”) and the thirteen weeks ended June 28, 2008 (“2Q2008”) were $1,774 and $7,345, respectively.  Revenues for the twenty-six weeks ended July 4, 2009 (“1st Half 2009”) and the twenty-six weeks ended June 28, 2008 (“1st Half 2008”) were ($3,880) and $15,992, respectively. The negative revenue for the 1st Half 2009 is attributable to the amortization of $60,000 of marketing funds paid to a national retailer.  We are required under generally accepted accounting principles to reflect this type of amortization expense as a contra-revenue item in our financial statements. Gross revenues for 2Q2009 were $31,774, compared with $7,345 for 2Q2008 and gross revenues for the 1st Half 2009 were $56,120, compared with $15,992 for the 1st Half 2008.   Revenues in both 2009 and 2008 were restricted due to delays in getting cards for sale into retail locations.  These delays stem from our distributors inability to (i) implement our distribution agreements in a timely manner, (ii) provide a consistent platform for retailer connections, (iii) timely test retailer connectivity and (iv) successfully complete pilots.  During fiscal 2008, our retail focus was on implementing our distribution agreement with InComm, getting licensed in over 40 states that require licenses and in which we intend to do business and executing agency agreements with retailers to sell and load our SVCs. InComm provides prepaid programs at more than 100,000 retail locations in the United States and is expected to provide more than a sufficient base to meet our needs.  Additionally, we expect that other prepaid card distributors servicing retailers across the United States will add to our overall sales capacity.

Operating Expenses.  Operating expenses for 2Q2009 decreased $1,124,234 to $2,697,379 compared with $3,821,613 for 1Q2008, a 29% decrease. Operating expenses for the 1st Half 2009 decreased $1,964,409 to $5248,470 compared with $7,212,879 for the 1st Half 2008, a 27% decrease. These changes in our operating expenses are attributable to the following:

Transaction and operating expenses. Transaction and operating expenses for 2Q2009 and 2Q2008 were $831,310 and $484,138, respectively, a 50% increase, and for 1st Half 2009 and 1st Half 2008 transaction and operating expenses were $1,372,072 and $937,444, respectively, a 35% increase.   The components of expense are:

Description	For the thirteen weeks ended July 4, 2009	For the thirteen weeks ended June 28, 2008	For the twenty-six weeks ended July 4, 2009	For the twenty-six weeks ended June 28, 2008
SVC card cost, program and transaction expenses	$339,266	$229,254	$613,015	$465,622
Inventory reserves	86,349	28,954	159,649	57,925
Inventory impairment	219,851	-	219,851	-
Stock-based compensation	789	-	1,593	243
Customer service expenses	185,055	225,930	377,964	413,654
Total Transaction and Operating Expenses	$831,310	$484,138	$1,372,072	$937,444

SVC card cost, program and transaction expenses increased 48% to $339,266 for 2Q2009 from $229,254 for 2Q 2008.  For the 1st Half 2009, the increase was $147,393, or 32%, when compared with the 1st Half 2008.  The increases in both periods were due to an increase in the costs charged by our processor to maintain our increased card inventory on their system (the number of cards available for sale during the twenty-six weeks of 2009 was on average approximately 5.6 million compared with 3.3 million in the same period of 2008), and a one time accrual to recognize a minimum contract fee liability; slightly offset by, a decrease in the amortization of marketing funds.  We have implemented a process to reduce the costs charged by our processor to maintain card inventory that is partially reflected in the 2Q2009 results and will be fully reflected in future periods.

Inventory reserves increased $57,395 and $101,724 when comparing 2Q2009 with 2Q2008 and the 1st Half 2009 with the 1st Half 2008, respectively, due primarily to the higher inventory levels, which results in a higher potential for lost, damaged or obsolete SVC packages.

During 2Q2009, we recorded an inventory impairment charge of $219,851 for inventory that was nearing its “valid thru” dates, due to the delays in implementation of our program.

Customer service expenses decreased 18% by $40,875 to $185,055 when comparing 2Q2009 with 2Q 2008 due to efficiencies in scheduling customer service representative coverage.

Selling and marketing expenses. Selling and marketing expenses decreased $730,359 to $431,571 when comparing 2Q2009 with 2Q2008, a 63% decrease, and decreased $1,146,299 to $930,667 when comparing the 1st Half 2009 with the 1st Half 2008, a 55% decrease.  The components of expense are:

Description	For the thirteen weeks ended July 4, 2009	For the thirteen weeks ended June 28, 2008	For the twenty-six weeks ended July 4, 2009	For the twenty-six weeks ended June 28, 2008
Advertising and marketing expenses	$150,502	$573,628	$303,730	$881,706
Sales force expenses	251,465	521,691	568,495	1,065,737
Stock-based compensation	29,604	66,611	58,442	129,523
Total selling and marketing expenses	$431,571	$1,161,930	$930,667	$2,076,966

Advertising and marketing expenses decreased 74%, or $423,126, to $150,502 when comparing 2Q2009 with 2Q2008.  For the 1st Half 2009 compared to the 1st Half 2008, advertising and marketing expenses decreased 66%, or $577,976 to $303,730.   These period to period changes were primarily attributable to the expenses of  a national trade print advertising campaign in 2Q2008 and the 1st Half 2008 as opposed to none in 2Q2009 or the 1st Half 2009.

Sales force expenses decreased $270,226 to $251,465, a 52% decrease for 2Q2009 when compared with 2Q2008.  For the 1st Half 2009 compared to the 1st Half 2008, sales force expenses decreased 47%, or $497,242 to $568,495. The principal components of this decrease are employee compensation and benefits expense travel and entertainment expense, and rent expense.  The decrease in sales force compensation and travel and entertainment expenses can be attributed to reductions in the sales force to seven employees at the end of the first quarter of 2009 from a total of 15 employees at the end of the first quarter of 2008.  In addition, rent expense decreased due to the elimination in the third quarter of 2008 of a temporary warehouse space used to store point-of-purchase displays for our distributors.

Stock-based compensation decreased in 1Q2009 and the 1st Half 2009 due to forfeiture of options and the termination of stock based compensation expense associated with the reduction of sales force employees from the 1st Half2008.

General and administrative expenses. General and administrative expenses decreased 34%, or $741,047, to $1,434,498 during 2Q2009 when compared with 2Q2008.  For the 1st Half 2009, general and administrative expenses decreased 30%, or $1,252,738, to $2,945,545 when compared with the 1st Half 2008.  The components of expense are:

Description	For the thirteen weeks ended July 4, 2009	For the thirteen weeks ended June 28, 2008	For the twenty-six weeks ended July 4, 2009	For the twenty-six weeks ended June 28, 2008
Payroll, benefits and taxes	$672,950	$866,205	$1,446,753	$1,575,994
Stock-based compensation	88,796	431,616	168,571	968,475
Professional, legal and licensing expense	214,281	511,797	400,175	914,227
Office and occupancy expenses	198,005	225,427	426,873	462,070
Impairment expense	111,962	-	230,238	-
Other administrative expense	148,504	140,500	273,121	277,703
Total General and Administrative Expenses	$1,434,498	$2,175,545	$2,945,731	$4,198,469

When comparing 2Q2009 with 2Q2008, changes in the expense categories are primarily attributable to:

▪	decreased payroll, benefits and taxes expenses of $193,255, due primarily to $165,000 for bonus compensation awards paid in 2Q2008 and lower general and administrative payroll in 2Q2009 than 2Q2008;
▪
decreased stock-based compensation expense of $342,820, which is primarily attributable to our having fully expensed the stock option grants to Mr. Welch and Mr. Springer under their employment agreements as of the end of fiscal 2008;

▪
decreased professional, legal and licensing expense of $297,516 due to reduced recruiting fees incurred in the prior year to increase our sales force and reduced legal fees incurred in connection with the completion of our state licensing initiative;

▪	impairment of asset charge of $111,962 to write-down the expected value of a marketing incentive agreement compared with none in 2Q2008; and

When comparing the 1st Half 2009 with the 1st Half 2008, changes in the expense categories are primarily attributable to:

▪
decreased payroll, benefits and taxes expenses of $129,241, due primarily to $125,000 in higher bonuses paid in the 1st Half 2008 than the 1st Half 2009 and annual compensation increases offset by lower general and administrative payroll in 2Q2009 than 2Q2008;

▪
decreased stock-based compensation expense of $799,904, which is primarily attributable to our having fully expensed the stock option grants to Mr. Welch and Mr. Springer under their employment agreements as of the end of fiscal 2008;

▪
decreased professional, legal and licensing expense of $514,052 due to $199,446 in lower recruiting fees incurred in the prior year to increase our sales force and $259,286 in lower legal fees incurred in connection with the completion of our state licensing initiative;

▪	impairment of asset charge of $230,238 to write-down the expected value of a marketing incentive agreement compared with none in the 1st Half 2008; and

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for 2Q2009 and 2Q2008 was $2,695,605 and $3,814,268, respectively and for the 1st Half 2009 and the 1st Half 2008 was $5,252,350 and $7,196,887, respectively.

Other Income (Expense):

Interest expense. Interest expense was $1,505,906, for 2Q2009.  Non-cash interest expense for this period was $1,222,782 and relates to the amortization of the cost of the warrants issued under the Amended and Restated Loan Agreement and the Term Loan Notes.  Cash interest was $283,124.  Of this, $158,099 was paid or payable to the lenders for funds advanced under the terms of the Amended and Restated Loan Agreement, $11,893 was paid or payable to the lenders for funds advanced under the Term Loan Notes, $114,902 represents the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Agreement, and $9,973 was paid or payable to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.   Interest expense incurred during 2Q2008 was $55,050, composed primarily of $25,003 for the fair value of warrants earned during the period under the Guaranty and Indemnification agreement between the Company and Mr. Terker and, $30,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.

Interest expense was $2,279,417 for the 1st Half 2009.  Non-cash interest expense for this period was $1,778,549.  Of this, $9,925 relates to the fair value of warrants earned during the period under the Guaranty and Indemnification Agreement between the Company and Mr. Terker, and the remaining $1,459,166 relates to the amortization of the fair value of the warrants issued under the Amended and Restated Loan Agreement.  Cash interest was $500,067.  Of this, $231,493, was paid or payable to the lenders for funds advanced under the terms of the Amended and Restated Loan Agreement, $11,893 was paid or payable to the lenders for funds advanced under the Term Loan Notes, $229,803 represents the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan Agreement, and $26,081 is for payments made or due to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.   Interest expense incurred during the 1st Half 2008 was $55,466, primarily all incurred in 2Q2008.

Loss on derivative financial instruments.  Loss on derivative financial instruments was $396,032 for 2Q2008 and the 1st Half 2008.  No income or expense was incurred or recognized for 2Q2009 or the 1st Half 2009.

Other income (expense).
For 2Q2009, we recorded other expense of $152 and $758 in 2Q2008.  For the 1st Half 2009 we recorded other expense of $1,761 and $758 in the 1st Half 2008.

Loss from Continuing Operations. Loss from continuing operations was $4,201,569 and $7,533,434 for 2Q2009 and the 1st Half 2009, respectively or $161,986 and $212,159 lower than the loss from continuing operations of $4,260,263 and $7,642,301 for 2Q2008 and the 1st Half 2008, respectively.

Liquidity and Capital Resources. From inception to July 4, 2009, we have raised net proceeds of approximately $44.6 million from financing activities. We used these proceeds to fund operating and investing activities. We had a cash balance of approximately $3,900,000 as of August 21, 2009.  In the next several days, we expect to receive proceeds of approximately $1.4 million in connection with the August 21, 2009 sale of our Series D Convertible Preferred Stock.  Further, we expect to sell approximately $1 million to $2 million of additional Series D Convertible Preferred Stock over the next several weeks.  As such, we believe these amounts will be adequate to fund our operations for the next 12 months.

Net cash used in operating activities was approximately $4.3 million and $7.3 million for the 1st Half 2009 and the 1st Half 2008, respectively.  The decrease in cash used in operations was the result of increases in inventories for the SVCs and prepayments for our national trade print advertising campaign that occurred during the 1st Half 2008.  These increases were not repeated during the 1st Half 2009.   In addition, we incurred lower operating losses during the current twenty-six weeks compared with the same period of the prior year.  This was primarily due to lower selling and marketing expenses.

Net cash provided by investment activities for the 1st Half  2008 was approximately $652,300 consisting of the redemption of our short-term investment of $725,500 offset by $73,200 for purchases of property and equipment, primarily for additional computer hardware and software for new employees and the nFinanSe NetworkTM.  We recorded minimal investment activity for the 1st Half 2009.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into a revolving credit facility with various lenders in the aggregate principal amount of $15,500,000 (the “Credit Facility”).  Loans under the Credit Facility are to be used solely to make payments to card issuing banks for credit to SVCs.  The Credit Facility was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each lender in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the Credit Facility is November 25, 2009, one year after the initial borrowing.  The maturity date may be extended for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  In addition, as described in Note C to our consolidated financial statements, on May 7, 2009,  we commenced a note offering (the “Note Offering”) for the sale of term loan notes (the “Term Loan Notes”) in an amount of $1,000,000.  The Term Loan Notes accrue interest at 10% annually and were originally scheduled to mature on July 31, 2009.  The notes were amended in July to extend the maturity date to August 31, 2009.  The Company’s obligations under the Term Loan Notes are secured by a lien on substantially all of its assets.   As of July 4, 2009, we had drawn $3,900,000 under the Amended and Restated Loan Agreement and $1.0 million under our Term Loan Notes.  $3,400,000 of this amount consisted of Accommodation Loans.  During the 1st Half 2009, the cash provided by financing activities of $4.0 million was through $2.7 million of Accommodation Loan borrowings under our Amended and Restated Loan Agreement and $1.3 million of Term Loan Note borrowings. On July 3, 2009, we received $0.3 million from two major stakeholders in connection with an additional borrowing in contemplation of the sale of Series D Preferred Stock.  The Accommodation Loans, the aforementioned term loans and unpaid interest totaling approximately $5,635,000 were exchanged for Series D Preferred Stock on August 14, 2009.

Mr. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are recipients of Note Offering Warrants.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Note Offering, the Term Loan Notes and the Note Offering Warrants

During the 1st Half 2008, we secured net cash provided by financing activities of approximately $10,258,700 through sales of our equity instruments slightly offset by $368,083 of deferred financing costs incurred in connection with our Amended and Restated Loan Agreement.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and pay card segments of our business, we recognized the need to raise additional capital during fiscal 2009.  During the fourth quarter of 2008 and the 1st Half 2009 we received short term financing from several of our major stakeholders, two of which are affiliated with Mr. Terker, one of our directors, in order to fund our operations.  On August 21, 2009, we sold $10,869,113 of Series D Convertible Preferred Stock (“Series D Preferred Stock”): $5,681,498 of the Series D Preferred was purchased with the retirement of these short term loans and $5,187,615 of the Series D Preferred was purchased for cash from both new investors and investors that have supported the Company in the past.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at July 4, 2009:

Twelve months ending:	Amounts

June 2010	$218,900
June 2011	202,800
June 2012	207,300
June 2013	52,100
June 2014	-

Total	$681,100

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 30, 2010 through October 2011.  The terms of the Metavante agreement call for a 90 day non-renewal notification that passed on June 2, 2009. As such, the Metavante agreement automatically renewed through August 31, 2010.  Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During 1st Half 2009 and 1st Half 2008, we made aggregate payments of approximately $478,300 and $252,500, respectively to Metavante, $1,600 and $5,900, respectively to PDNB and $88,300 and $0, respectively, to FNB&T under these agreements.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. However at July 4, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $8,300,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter will be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to fund up to 10% of the face amount of bonds issued by the insurance company.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”), as of July 4, 2009 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in certain other litigation from time to time in the ordinary course of business. However at July 4, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

2009 Annual Meeting of Stockholders

The 2009 Annual Meeting of Stockholder of nFinanSe Inc. was held on May 14, 2009.  The following summarizes the matters voted on and the results of such votes:

Proposals and Vote Tabulations

	Votes Cast
Management Proposal	For	Against	Abstain

Ratification of the appointment of Kingery & Crouse, P.A. as the Company’s independent registered public accounting firm for the fiscal year ended January 3, 2009 and for the fiscal year ending January 2, 2010	10,562,199	25	-

Election of Directors

Five directors were elected as follows:	Votes Received	Votes
Director Nominee	in Favor of Election	Withheld

Jerry R Welch	9,555,590	1,006,633
Joseph D. Hudgins	10,336,652	225,571
Ernest W. Swift	9,835,321	726,902
Bruce E. Terker	9,706,627	855,596
Donald A. Harris	10,336,652	225,571

Special Meeting of the Holders of Series A Convertible Preferred Stock

The Special Meeting of the Holders of Series A Convertible Preferred Stock of nFinanSe Inc. was held on June 25, 2009.  The matter voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast
	For	Against
Management Proposal
Consent of the holders of the Series A Preferred allowing nFinanSe to issue additional indebtedness in an amount not to exceed $2,000,000 in the aggregate	6,335,695	-

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

*10.1	Form of Note, as issued by the Company to certain lenders in connection with the note offering which commenced on May 7, 2009 (the “Term Loan Notes”)

*10.2	Form of Common Stock Warrant as issued by the Company in tandem with the Term Loan Notes

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NFINANSE INC.

Date: August 24, 2009	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: August 24, 2009	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: August 24, 2009	By:	/s/ Jerome A. Kollar

Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

*10.1	Form of Note, as issued by the Company to certain lenders in connection with the note offering which commenced on May 7, 2009 (the “Term Loan Notes”)

*10.2	Form of Common Stock Warrant as issued by the Company in tandem with the Term Loan Notes

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith.