Form 10-Q
period 2009-10-03
nFinanSe Inc.
filed 2009-11-13
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,934,452 shares of common stock, $0.001 par value, outstanding as of November 6, 2009

DBI/63907448.2

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of October 3, 2009 (unaudited) and January 3, 2009 (audited)	2
Consolidated Statements of Operations (unaudited) for the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008, and for the period July 10, 2000 (inception) to October 3, 2009	3
Consolidated Statements of Cash Flows (unaudited) for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, and for the period July 10, 2000 (inception) to October 3, 2009	4
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4T. Controls and Procedures.	29
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3. Defaults Upon Senior Securities.	31
Item 4. Submission of Matters to a Vote of Security Holders.	31
Item 5. Other Information.	31
Item 6. Exhibits.	33

SIGNATURES

DBI/63907448.2

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	October 3,	January 3,
	2009	2009
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$5,407,887	$475,608
Restricted cash	478,318	472,500
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	47,398	52,078
Other	25,478	25,776
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $55,800 and $224,600, respectively	297,313	402,505
Current portion of deferred financing costs (net of accumulated amortization of $383,305 and $38,301, respectively)	76,601	421,306
Inventories	2,638,591	2,885,779
Total current assets	8,971,586	4,735,552
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $888,970 and $703,785, respectively)	442,354	625,746

OTHER ASSETS
Deferred financing costs (net of accumulated amortization of $1,279,603 and $127,532, respectively)	259,349	1,402,849
Deferred cost of marketing incentive agreement warrants (net of accumulated amortization and impairment expenses of $532,926 and $151,676, respectively)	-	381,250
Other assets	107,331	272,404

TOTAL ASSETS	$9,780,620	$7,417,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$454,675	$343,020
Accrued personnel costs	178,314	105,772
Accrued inventory liability	-	210,159
Accrued lease and contractual obligations	246,624	150,241
Credit facility and term loans outstanding	500,000	1,200,000
Deferred revenues	6,667	31,250
Other accrued liabilities	25,247	522,113
Total current liabilities	1,411,527	2,562,555

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value: 25,000,000 shares authorized; 16,758,487 and 12,537,984 shares issued and outstanding on October 3, 2009 and January 3, 2009, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with a liquidation value of $7,611,594 and $7,692,620 (including undeclared accumulated dividends in arrears of $94,356 and $192,136) at October 3, 2009 and January 3, 2009, respectively	7, 500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at October 3, 2009 and January 3, 2009,respectively	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at October 3, 2009 and January 3, 2009, respectively	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,220,503 shares issued and outstanding with a liquidation value of $12,661,509 at October 3, 2009 and none at January 3, 2009, respectively	4,221	-
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,934,452 and 9,344,108 shares issued and outstanding as of October 3, 2009 and January 3, 2009, respectively	9,934	9,344
Additional paid-in capital	71,142,913	56,770,705
Deficit accumulated during the development stage	(62,800,513)	(51,937,341)
Total stockholders’ equity	8,369,093	4,855,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,780,620	$7,417,801

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the thirteen weeks ended October 3, 2009	For the thirteen weeks ended September 27, 2008	For the thirty-nine weeks ended October 3, 2009	For the thirty-nine weeks ended September 27, 2008	For the period July 10, 2000 (inception) to October 3, 2009
REVENUES	$6,706	$13,202	$2,826	$29,194	$1,242,403

OPERATING EXPENSES
Transaction and operating expenses	461,902	657,182	1,833,974	1,594,626	6,600,165
Selling and marketing expenses	470,881	939,470	1,401,548	3,016,436	9,441,525
General and administrative expenses	1,411,571	2,066,567	4,357,302	6,265,037	34,860,898
Total operating expenses	2,344,354	3,663,219	7,592,824	10,876,099	50,902,588

Loss before other income (expense)	(2,337,648)	(3,650,017)	(7,589,998)	(10,846,905)	(49,660,185)

Other income (expense):
Interest expense	(624,083)	(38,712)	(2,903,500)	(94,178)	(4,900,261)
Interest income	19	13,645	113	20,487	1,164,538
Gain (loss) on derivative instruments	-	-	-	(396,032)	1,449,230
Loss from litigation	-	(55,000)	-	(55,000)	(105,500)
Loss on debt extinguishment	-	-	-	-	(4,685,518)
Registration rights penalties	-	-	-	-	(98,649)
Other income (expense)	800	-	(962)	(758)	(95,576)
Total other income (expense)	(623,264)	(80,067)	(2,904,349)	(525,481)	(7,271,736)

Loss from continuing operations	(2,960,912)	(3,730,084)	(10,494,347)	(11,372,386)	(56,931,921)

Loss from discontinued operations	-	-	-	-	(3,861,579)

Net loss	(2,960,912)	(3,730,084)	(10,494,347)	(11,372,386)	(60,793,500)
Dividends paid on Series A Convertible Preferred Stock	-	(189,519)	(368,825)	(585,837)	(2,007,015)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(111,110)	(91,444)	(111,110)	(91,444)	(111,110)
Net loss attributable to common stockholders	$(3,072,022)	$(4,011,047)	$(10,974,282)	$(12,049,667)	$(62,911,625)
Net loss per share - basic and diluted:	$(0.32)	$(0.44)	$(1.14)	$(1.42)
Weighted average number of shares outstanding	9,533,436	9,155,743	9,605,996	8,504,943

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirty-nine weeks ended October 3, 2009	For the thirty-nine weeks ended September 27, 2008	For the period July 10, 2000 (inception) to October 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,494,347)	$(11,372,386)	$(60,793,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,978	224,817	1,436,781
Provision for inventory obsolescence	223,186	98,825	888,994
Provision for bad debts	-	57	461,972
Amortization of intangible assets	-	-	15,485
Stock-based compensation and consulting	347,300	1,529,389	8,442,102
Purchased in process research and development	-	-	153,190
Loss (gain) on derivative instruments	-	396,032	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss on disposal of assets	809	394	29,572
Loss from impairment of assets	594,563	224,437	2,064,646
Debt forgiveness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	2,459,327	42,374	3,362,575
Other non-cash expense	6,038	2,269	15,947
Changes in assets and liabilities, net:
Restricted cash	(5,818)	-	(478,318)
Receivables	4,977	9,027	(372,585)
Prepaid expenses and other current assets	449,897	(124,737)	(135,602)
Inventories	(195,349)	(1,191,742)	(3,616,721)
Other assets	165,073	(237,319)	(56,519)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	(394,228)	182,990	1,118,887
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(24,583)	(56,250)	6,667
NET CASH USED IN OPERATING ACTIVITIES	(6,677,177)	(10,271,823)	(44,400,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,195)	(148,141)	(2,114,900)
Early redemption of short-term investment	-	725,496	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,195)	577,355	(2,350,141)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirty-nine weeks ended October 3, 2009	For the thirty-nine weeks ended September 27, 2008	For the period July 10, 2000 (inception) to October 3, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	-	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	-	8,075,000	8,075,000
Proceeds from issuance of Series D Convertible Preferred Stock	6,936,199	-	6,936,199
Proceeds from borrowings	4,700,000	-	11,265,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder		-	3,000,000
Payment for deferred financing costs	-	(432,660)	(459,606)
Payments for stock issuance costs	(22,548)	(683,580)	(1,519,289)
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	-	2,840,000	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,613,651	9,798,760	52,158,578

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,932,279	104,292	5,407,887

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	475,608	2,497,365	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,407,887	$2,601,657	$5,407,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$446,330	$31,859	$1,001,894
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants issued to DFS Services, LLC	$-	$(2,269)	$535,302
Warrants issued to Lenders	$1,353,877	$1,454,958	$2,884,258
Conversion of Series A Convertible Preferred Stock to Common Stock	$-	$320,000	$1,828,000
Dividends on Series A Convertible Preferred Stock	$179,772	$585,837	$2,007,015
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934
Exchange of Accommodation and Term Loans and accrued interest to Series D Convertible Preferred Stock	$5,693,898	$-	$5,693,898

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE A -FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Background

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc.) and those of its wholly owned subsidiaries, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant) (collectively, the “Company,” “we, ” “us, ” or “our”).  All significant inter-company balances and transactions have been eliminated.  We made the decision to abandon MBI Services Group, LLC’s prepaid telephone card business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with a certain accounting standard as defined in the Accounting Standards Codification (“ASC”). As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Loss from discontinued operations” for each period presented.  Because we are continuing to raise funds, and because our revenues have been minimal, we are considered to be a development stage enterprise as defined in an ASC.

nFinanSe Inc. is a provider of stored value cards (“SVCs”), for a wide variety of markets, including grocery stores, convenience stores, general merchandise stores and direct to customer through on-line or direct marketing activities. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain comparative figures for the prior year and inception to date period may have been reclassified to conform with the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at October 3, 2009 and January 3, 2009, its results of operations for the thirteen weeks and the thirty-nine weeks ended October 3, 2009 (“3Q2009” and “39 Wks 2009”, respectively) and for the thirteen weeks and the thirty-nine weeks ended September 27, 2008 (“3Q2008” and “39 Wks 2008”, respectively) and its cash flows for the 39 Wks 2009 and 39 Wks 2008. Operating results for 3Q2009 and 39 Wks 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Revenue Recognition

We generate the following types of revenues:

• Wholesale fees, charged to our prepaid card distributors when our SVCs are reloaded.
• Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
• Maintenance fees, charged to an SVC with a cash balance for initial activation and monthly maintenance.
• Interest revenue, on overnight investing of SVC balances by our card issuing bank.

In July 2009, we made the decision to follow common industry practice in connection with the initial sale of a reloadable SVC. As such, we lowered the retail price of our reloadable general spend card from $5.95 collected at the point of sale to $3.00 and we charge a $2.95 maintenance/activation fee to the card balance upon activation by the card holder.  As a result, in accordance with our existing distribution contracts, the fees previously retained by the retailer/distributor at the point of sale now exceed the amount that is collected at point of sale. As such, we now pay to the distributor a “Retailer Fee” when our SVCs are sold as opposed to collecting a wholesale fee. The difference is recouped when we charge the initial $2.95 maintenance fee. The net result is essentially the same, but the manner in which it is collected now follows common industry practice. We still charge a wholesale fee for reload transactions.

Our revenue recognition policy is consistent with the criteria set forth in SEC guidance for determining when revenue is realized or realizable and earned. In accordance with the requirements of this guidance, we recognize revenue when (1) persuasive evidence of an arrangement exists (2) delivery has occurred (3) our price to the buyer is fixed or determinable and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.  Certain periodic card costs are recognized as incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our prepaid card distributors for our wholesale fees and the load value of gift cards and of the reloadable general spend cards vary by customer but are less than two weeks. Payroll card loads are remitted by the sponsor company directly to the issuing bank, in advance. Transaction fees and interest income are paid monthly in arrears by the card-issuing bank approximately two weeks into the month following the recognition of such fees or interest income.  Maintenance fees are charged to active cards with balances upon activation and then on the same day of each month in arrears.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts. Receivables are written off when they are determined to be uncollectible.  Our customers are typically prepaid card distributors and large multi-unit retailers. We perform ongoing credit evaluations of our customers and, with the exception of some minimum cash balances, we generally do not require collateral.

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

Restricted Cash

Funds classified as restricted cash as at October 3, 2009 relate to loan advances on our credit facility, as described in Note C – Credit Facility and Term Notes.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  During the 39 Wks 2009, we recognized impairment charges of $219,351 on certain inventory items due to obsolescence.  These impairment charges are included in transaction and operating expenses.  Inventories consist of the following:

	October 3, 2009	January 3, 2009
Finished cards	$3,148,705	$2,582,661
Inventory in process	165,285	474,533
	3,313,990	3,057,194
Less reserve for damaged and obsolete inventory at distributors	675,400	171,415
Total Inventories	$2,638,590	$2,885,779

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

Long-Lived Assets

In accordance with ASC we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During the 39 Wks 2009, we recognized impairment charges of $375,212 on an intangible asset related to a marketing incentive agreement.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations

As of October 3, 2009, our estimates indicate that the remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $300,900 and $1,084,300 during the 39 Wks 2009 and the 39 Wks 2008, respectively, are expensed as incurred. The majority of advertising for the 39 Wks 2009 was related to attending trade shows and employing media consultants, while the majority of advertising for the 39 Wks 2008 was related to national trade print advertising.  At October 3, 2009, we had approximately $56,000 in prepaid marketing of which the majority is related to product placement payments and advertising promotional payments made to a nation-wide retailer. The product placement payments are being amortized as a reduction of revenue over the contract period and the promotional payments are expensed when the advertising event occurs.

Research and Development

Research and development costs, which approximated $806,200 and $907,200 during the 39 Wks 2009 and the 39 Wks 2008, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

We compute net loss per share in accordance with ASC and SEC guidance.  Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock (“Series A Preferred Stock”) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at October 3, 2009:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	9,934,452
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	42,205,030
Stock Options	2,921,638
Warrants	56,646,045

Total	124,245,149
* as-converted.

Income Taxes

We compute income taxes in accordance with relevant accounting standards.  Under these ACS’s, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from reserves for inventory obsolescence, impairment charges and accounts payable and accrued liabilities that are not deductible for tax reporting until they are realized and/or paid.

Financial Instruments and Concentrations

Financial instruments, as defined in a certain accounting standard, consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investment(s), accounts receivable, accounts payable, accrued liabilities and credit facilities.  The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We frequently maintain cash balances in excess of federally insured limits. However, we believe that cash balances held in non interest bearing accounts are fully insured at this time. As such, with interest rates at historical lows, we have made the decision to maintain cash balances at more than one bank to diversify our exposure and to use our non-interest-earning balances to lower any banking fees. Our revenues and accounts receivable balance is and is expected to be primarily composed of amounts generated from our largest distributor, Interactive Communications (“InComm”).  We have not experienced any losses from receivables due from InComm.

Stock-Based Compensation

We apply relevant accounting standards to account for our stock-based compensation arrangements. This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of shared-based payments such as stock options granted to employees.  These options generally vest over a period of time and the related compensation cost is recognized over that vesting period.

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	3Q2009	3Q2008	39 Wks 2009	39 Wks 2008

Transaction and operating expenses	$753	$-	$2,346	$243
Selling and marketing expenses	28,893	46,296	87,335	175,819
General and administrative expenses	89,048	384,852	257,619	1,353,327
Interest expense	-	17,370	9,925	42,374
Total stock-based compensation	$118,694	$448,518	$357,225	$1,571,763

Amounts charged to interest expense represent the costs of warrants issued as compensation to Mr. Bruce E. Terker, one of the Company’s directors, for supplying the required collateral for bonds issued to support our state money transmitter licenses.

Dividends on Preferred Stock

Our Series A Preferred Stock accrues dividends of 5% per annum are paid semiannually and can be satisfied in cash or through the issuance of Common Stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Amended and Restated Loan and Security Agreement, dated November 26, 2008 (see Note C – Credit Facility and Term Notes), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on our Series B Convertible Preferred Stock, on our Series C Convertible Preferred Stock or on our Series D Convertible Preferred Stock.

Dividends owed but not declared on our Series A Preferred Stock were $192,136 as of January 3, 2009 which were subsequently satisfied through the issuance of Common Stock.  On August 11, 2009, the Company’s Board of Directors declared $179,772 in dividends due through June 30, 2009 to be paid through the issuance of 391,565 shares of our Common Stock. Dividends owed but not declared on our Series A Preferred Stock were $111,110 as of October 3, 2009.

Fair Value Measurements

An accounting standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements.  In February 2007 the standard was amended.  We adopted the amended standard on December 30, 2007, the first day of our 2008 fiscal year. This standard permits entities to choose to measure many financial instruments and certain other items at fair value.

In October 2008, a clarification to the standard was issued.  It clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of the accounting standard has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.

At October 3, 2009, the Company did not have any items to be measured at fair value.

Recently Issued Accounting Pronouncements

In April 2009, an ASC regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies was released.  It addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  The standard also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature.  The standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued the following three standards intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

One such standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  The standard also provides guidance on identifying circumstances that indicate a transaction is not orderly.  Its adoption did not affect the Company’s consolidated financial statements.

The second standard requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  As this standard amends only the disclosure requirements about fair value of financial instruments in interim periods, its adoption did not affect the Company’s consolidated financial statements.

The third standard amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of this standard did not affect the Company’s consolidated financial statements.

In May 2009, the FASB issued a standard regarding subsequent events.  This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  This standard requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date.  Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under this standard.  This standard was adopted during this interim period and did not affect the Company’s consolidated financial statements.

In June 2009, the FASB issued a standard regarding accounting for transfers of financial assets.  The provisions of this standard amend previous guidance by removing the concept of a qualifying special-purpose entity and removing and exception regarding variable interest entities that were previously considered qualifying special-purpose entities. The provisions of the standard will become effective for us on January 3, 2010. The adoption of this standard is not expected to affect the Company’s consolidated financial statements.

In June 2009, the FASB issued a standard which establishes the FASB Accounting Standards Codification as the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The provisions of this standard will be applied prospectively beginning in the third quarter of 2009 and will have no impact on the Company’s consolidated financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  At October 3, 2009, we had a cash balance of approximately $5,886,000.    During the fourth quarter of 2008 and the 39 Wks 2009, in order to fund our operations, we received short term financing from several of our major stakeholders, two of which are affiliated with Mr. Terker, one of our directors.  In August and September 2009, we issued 4,220,503 shares of its Series D Convertible Preferred Stock and warrants to purchase 42,205,040 shares of the Company’s common stock at an exercise price of $0.01 per share, for an aggregate purchase price of $12,661,509.  Of the aggregate purchase price, $6,967,611 was paid by the investors in cash and $5,693,898 was paid through the exchanges of a like amount of the short term loans referred to here and described in Note C. We completed additional sales of our Series D Preferred during the month of October 2009. We believe this equity financing should be adequate to fund our fiscal year 2009 operations and cash commitments; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

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

Prior to their conversion as discussed below, the maturity date of the Credit Facility was November 25, 2009, one year after the initial borrowing.  On October 29, 2009 the Lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility provides for usual and customary events of default, including but not limited to (i) the occurrence of a Material Adverse Change and (ii) the occurrence of a Change of Control (as such terms are defined in the Amended and Restated Loan Agreement).  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  As of July 4, 2009 the Borrowers had drawn $3,900,000 under the Amended and Restated Loan Agreement, of which $3,400,000 consisted of Accommodation Loans.

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

Collins Stewart LLC and Emerging Growth Equities, Ltd. (“EGE”) acted as placement agents for Original Loan Agreement and shared equally a $310,000 fee.  The placement agent fees are reflected in deferred financing costs.

Mr. Terker, a current member of the Board of Directors of the Company, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are Accommodation Loan Lenders.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement, the Warrant Amendments and the Accommodation Loan Warrants.

Term Loan Notes
Commencing on May 7, 2009, the Company sold term loan notes (the “June Term Loan Notes”) with a principal amount of $1,000,000.  The June Term Loan Notes accrue interest at 10% annually and were amended to mature on August 31, 2009.  The Company’s obligations under the Term Loan Notes are secured by a lien on substantially all of its assets. The Term Loan Notes were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P., Lancaster Investment Partners, L.P., 5 Star Partnership, L.P., EDJ Limited and Trellus Partners, L.P.

The June Term Loan Notes provide for usual and customary events of default, including but not limited to (i) failure to pay interest or any fees within three business days of the date when due, and (ii) the occurrence of any event of default under the Amended and Restated Loan Agreement.

Mr. Terker, a current member of the Board of Directors, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are purchasers of the Term Loan Notes.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Note Offering and the Term Loan Notes.

In connection with the June Term Loan Notes, the purchasers of the June Term Loan Notes entered into an Intercreditor Agreement with the Company and the Accommodation Lenders.  Upon the occurrence and during an event of default under the June Term Loan Notes, the June Term Loan Notes shall be repaid after the repayment in full of the Accounts Receivable Loans (as defined in the Amended and Restated Loan Agreement) and prior to any repayment of the Accommodation Loans.

Pursuant to the terms and conditions of the June Term Loan Notes, the Company issued warrants (the “June Term Note Warrants”) to the purchasers of June Term Loan Notes, which, in the aggregate, entitled such June Term Loan Note holders to purchase an aggregate of 2,000,000 shares of Common Stock at a per share price of $0.50, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.

In June 2009, the Company received permission from the Required Lenders of the Amended and Restated Credit Agreement as well as the Requisite Holders of its Series A Preferred Stock to issue up to an additional $1 million of Term Loans (the “July Term Loans”), Commencing on July 3, 2009, the Company sold additional term loan notes (the “July Term Loans”) with a principal amount of $1,000,000.  The July Term Loans accrue interest at 10% annually and mature on August 31, 2009.   The July Term Loans were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P. and Lancaster Investment Partners.

Pursuant to the terms and conditions of the July Term Loans, the Company agreed to issue warrants (the “July Term Loan Warrants”) to the purchasers of the July Term Loans, which, in the aggregate, entitled such holders to purchase a like amount of Common Stock at a per share price equal to the conversion price of Series D Preferred stock sold for cash, or 3,333,333 shares at $0.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  Additionally, the Company agreed to modify the number and exercise price of the June Term Note Warrants to a like amount.  The June Term Note Warrants were subsequently amended such that the total was increased from 2,000,000 to 3,333,332 and the exercise price was reduced from $0.50 to $0.30 in connection with the sale of the July Term Loans.

The June Term Note Warrants and the July Term Loan Warrants (“Term Note Warrants”) expire after a five-year term.  The Term Note Warrants may not be exercised by means of a “cashless exercise.”  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Term Note Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the holders of the Notes would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Term Note Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Term Note Warrants.  The Term Note Warrants are not exercisable by the holders of the Term Loan Notes to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  The Term Note Warrants were valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $755,768 was recorded as an increase to deferred financing costs.

As written above, Mr. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are recipients of Term Note Warrants.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the June Term
Loan Notes, the July Term Loans and the Term Note Warrants.

The Accommodation Loans, June Term Loan Notes, the July Term Loans and accrued interest thereon were exchanged for Series D Preferred Stock on August 21, 2009 as described in Note D.  As of the exchange date, all unamortized deferred financing costs were recorded to additional paid-in-capital.  All Term Note Warrants were amended in connection with the purchase of the Series D Preferred Stock that reduced the exercise price to $0.01 per share.

NOTE D – SERIES D PREFERRED STOCK OFFERING

During August and September, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), with several institutional and accredited investors, including Ballyshannon Partners, LP, Mr. Robert Berlacher, Porter Partners, LP, Midsummer Investment, Ltd. and Trellus Offshore Fund Ltd., all of which beneficially own five percent or more of the Common Stock (collectively, the “Investors”), pursuant to which the Company issued 4,220,503 shares of its Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), and warrants (the “Warrants”) to purchase 42,205,040 shares of Common Stock, at an exercise price of $0.01 per share, for the aggregate purchase price of  $12,661,509,  $6,967,611 of which was paid by Investors in cash and $5,693,898 was paid by Investors through the exchanges of a like amount of certain outstanding accommodation loans, term loans and accrued interest payable thereon.

Pursuant to the terms of the Purchase Agreements, each Investor who invested an amount equal to or greater than 25% of the amounts invested in prior transactions involving stock or certain accommodation loans and term loans had the exercise price of any Company warrants held by such Investor reduced to (i) $0.30 per share of Common Stock, if they invested $100,000 or more, of which 206,250 were re-priced as such, or (ii) $0.01 per share of Common Stock, if they invested $250,000 or more of which 12,899,207 were re-priced as such.

The Warrants entitle the Investors to purchase shares of Common Stock at an exercise price of $0.01 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants are exercisable during the period commencing on the first anniversary of the date of the Warrant and expiring four (4) years thereafter, and may be exercised by means of a “cashless exercise.”  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer Investment, Ltd. (“Midsummer”), the Company has agreed that the Series D Preferred Stock and Warrants held by Midsummer shall not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

Emerging Growth Equities, Ltd. (“EGE”) received fees of $34,400 in connection with the introduction of certain new investors for the above-described transactions.  Robert A. Berlacher, a current stockholder of the Company, is a co-founder and director of EGE Holdings, Ltd. (“EGE Holdings”), a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale of Series D Preferred Stock and the Warrants.  Bruce E. Terker, a member of our Board, controls two entities that are investors in EGE Holdings.

NOTE E - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, thus providing a total of 4,009,850 shares for issuance under the combined plans.  As of October 3, 2009, we had 1,084,462 shares available under the combined plans for future option grants and 2,925,388 total options outstanding, consisting of 2,897,916 options issued to employees and non-employee directors and 25,250 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2019.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended October 3, 2009 and September 27, 2008:

	39 Wks 2009	39 Wks 2008
Expected term in years	5	5
Expected stock price volatility	165% - 191%	73.1% - 75.1%
Risk free interest rate	1.50% - 2.31%	2.7% - 3.1%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table describes our stock option activity for the thirty-nine weeks ended October 3, 2009:

	Number of Options	Weighted average exercise price per share (price at date of grant)

Outstanding at January 3, 2009	2,641,779	$3.57
Granted	563,500	$0.83
Cancelled	(283,641)	$2.08
Outstanding at October 3, 2009	2,921,638	$3.19

Options granted at or above market value during the period ended October 3, 2009	563,500

The following table summarizes information regarding options that are outstanding at October 3, 2009:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.50 -$1.50	1,491, 901	8.0	$1.30	1,029,346	$1.50
$2.20-$3.75	567,963	6.5	$3.29	502,019	$3.29
$4.00-$7.00	637,417	6.5	$4.20	599,028	$4.21
$8.00-$32.00	224,357	5.4	$12.63	224,357	$12.63
	2,921,638	7.2	$3.19	2,354,750	$3.63

The grant-date fair value of options granted during 39 Wks 2009 and the 39 Wks 2008 was approximately $309,700 and $1,024,900, respectively.  The total fair value of shares vested during the thirty-nine week period ended October 3, 2009 was approximately $341,300.  At October 3, 2009, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $458,500, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Executive Officer, Jerry R. Welch, 250,000 stock options at an exercise price of $1.00 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $143,840.  Options to purchase 50,000 shares will become fully vested on the anniversary date of the grant and 50,000 options will vest ratably over the 12 months beginning March 31, 2010. Of the final 150,000 options, 75,000 will vest on the first anniversary date of the grant and 75,000 will vest ratably over the 12 months beginning March, 2010, provided the Company has positive EBITDA in any month prior to September 30, 2009. The Company failed to achieve positive EBITDA and the 150,000 stock options were subsequently forfeited by Mr. Welch.

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

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding at October 3, 2009 that allow the holder to purchase a like amount of Common Stock.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 20061	320,000	$0.01	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 20071	120,928	$0.01	June 29, 2012

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 as amended for participation in the August 2009 Securities Purchase Agreements 1,2	54,575	$0.01	June 12, 2013

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 2	54,575	$2.53	June 12, 2013
Compensation for Mr. Bruce E. Terker in connection with the Guarantee and Indemnification Agreements for bond collateral required for our state licensing initiative1,3	33,912	$0.01	3,716 on April 1, 2013, 8,455 on June 30, 2013, 8,455 on September 30, 2013 and 8,455 on December 31, 2013 and 4,831 on February 15, 2013

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the August 2009 Securities Purchase Agreements1	1,175,000	$0.01	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the August 2009 Securities Purchase Agreements1	100,000	$0.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements4	131,600	$2.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007	105,000	$5.00	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 12, 2008, as amended for participation in the August 2009 Securities Purchase Agreements 1	1,820,625	$0.01	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 12, 2008, as amended for participation in the August 2009 Securities Purchase Agreements 1	156,250	$0.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 12, 2008	751,875	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated August through September 2009	42,205,040	$0.01	Various dates from August 2014 through September 2014

Pursuant to Loan and Security Warrant Agreements dated July 21, 2008 as amended for participation in August 2009 Securities Purchase Agreements 1,5	1,007,500	$0.01	July 21, 2013

Accommodation Loan Warrant Agreements as amended for participation in August 2009 Securities Purchase Agreements 1,6	1,700,000	$0.01	Various dates from November 2009 through March 2010

Term Note Warrant Agreements 1,7,8	6,666,665	$0.01	Various dates from May 2010 through July 2010

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Consulting services agreement dated April 1, 2006	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at October 3, 2009	56,646,045	$0.07

1.           Pursuant to the terms of the Stock Purchase Agreements dated August through September 2009, each Investor who invested an amount equal to or greater than 25% of the amounts invested in prior transactions involving stock or certain accommodation loans and term loans had the exercise price of any Company warrants held by such Investor reduced to (i) $0.30 per share of Common Stock, if they invested $100,000 or more, of which 206,250 were re-priced as such, or (ii) $0.01 per share of Common Stock, if they invested $250,000 or more of which 12,899,207 were re-priced as such.  Except for such re-pricing, the warrants remained unchanged and in full force and effect.

2.           Collins Stewart LLC and Emerging Growth Equities, Ltd. acted as placement agents for the June 12, 2008 Securities Purchase and Exchange Agreements transactions and received, as partial compensation, warrants to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $184,300.

3.           On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million.  Approximately $0.8 million of the collateral for the letter of credit was provided by Mr. Terker, one of the Company’s directors. In connection with this accommodation, the Company and Mr. Terker entered into a Guaranty and Indemnification Agreement.  Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Common Stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year and expensed to interest expense as the warrants were earned.  As of April 3, 2009, all of these warrants had been earned. The aggregate fair value of these warrants, which was estimated using the Black-Scholes option pricing model at $59,745, was recognized as non-cash interest expense as the warrants were earned. These were subsequently re-priced as a result of the August Stock Purchase Agreements, as listed above in note 1.

4.           As part of the terms of the June 12, 2008 Securities Purchase Agreements, for each investor who invested an amount equal to at least 50% of such investor’s investment in the Company’s June 29, 2007 offer and sale of Common Stock, Series B Convertible Preferred Stock and Warrants, such investor’s existing June 2007 Warrants were amended such that the exercise price per share of such investor’s June 2007 Warrants was reduced from $5.00 per share to $2.30 per share.  Except for the above-referenced amendment, the June 2007 Warrants remained unchanged and in full force and effect.

5.           As part of the Original Loan Agreement, the Lenders received warrants dated July 21, 2008, entitling the Lenders to purchase up to an aggregate of 1,007,500 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  Pursuant to an amendment, the warrant shares were re-priced (see 1 above) to an exercise price of $0.01 per share. The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $1,538,953, which amount was recorded as deferred financing costs and is being amortized, beginning in fiscal December 2008, over the twelve month period to the maturity of the Amended and Restated Loan Agreement on November 25, 2009.

6.           On November 26, 2008, the Company amended the Original Loan Agreement and subsequently issued to the Accommodation Lenders (as such term is defined in the Original Loan Agreement) warrants entitling them to purchase an aggregate of 1,700,000 shares of Common Stock at an exercise price of $2.00 per share with an expiration date one year from issuance.   The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $40,775.  In addition, the warrants issued to the Accommodation Lenders under the Original Loan Agreement were re-priced from $2.30 to $1.00.  The cost of re-pricing these warrants, using the Black-Scholes option pricing model, was estimated at $314,940.  The amounts were recorded as deferred financing costs and were amortized to non-cash interest expense, beginning in December 2008 over the twelve month period to the maturity of the Amended and Restated Loan Agreement on November 25, 2009, up to the exchange for Series D Preferred Stock.  The balance of deferred financing costs as of the exchange date was recorded to additional paid-in-capital.  These warrants were subsequently re-priced to $0.01 as part of the August 2009 Stock Purchase Agreements (see 1 above).

7.           On May 7, 2009, the Company commenced the sale of June Term Loan Notes in an amount not to exceed $1,000,000.  In connection with the sale, the Company issued June Term Note Warrants to the purchasers of June Term Loan Notes, which, in the aggregate, entitled such holders to purchase an aggregate of 2,000,000 shares of the Company’s common stock, $0.001 par value per share, at a per share price of $0.50, which exercise price is subject to customary adjustments for common stock splits and reverse stock splits.  The Term Note Warrants were valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $755,768 was recorded as an increase to deferred financing costs.  The June Term Note Warrants were subsequently amended such that the total was increased from 2,000,000 to 3,333,332 and the exercise price was reduced from $0.50 to $0.30 in connection with the sale of the July Term Loans. The amounts were recorded as deferred financing costs and were amortized, in June to non-cash interest expense.  The balance in deferred financing costs as of the exchange date relating to the June Term Notes was recorded to additional paid-in-capital  These warrants were subsequently re-priced to $0.01 as part of the August 2009 Stock Purchase Agreements (see 1 above).

8.           On July 3, 2009 the Company commenced the sale of July Term Loans in an amount not to exceed $1,000,000. In connection with the sale, the Company issued July Term Loan Warrants to the purchasers of June Term Loan Notes, which, in the aggregate, entitled such holders to purchase an aggregate of 3,333,333 shares of the Company’s common stock, $0.001 par value per share, at a per share price of $0.30, which exercise price is subject to customary adjustments for common stock splits and reverse stock splits.  The value of the July Term Notes was recorded to additional paid-in-capital as they were exchanged for Series D Preferred Stock.  These warrants were subsequently re-priced to $0.01 as part of the August 2009 Stock Purchase Agreements (see 1 above).

Summary of Warrants outstanding by Exercise Price:

	Exercise Price per Share	Number of Warrants Outstanding
	$0.01	55,104,245
	$0.30	256,250
	$1.20	5,000
	$2.30	883,475
	$2.53	54,575
	$3.00	200,000
	$5.00	142,500
Total warrants weighted average exercise price	$0.07	56,646,045

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at October 3, 2009:

Twelve months ending:	Amounts

September 2010	$207,500
September 2011	203,600
September 2012	208,000
September 2013	17,400
September 2014	-

Total	$636,500

Rent expense included in loss from continuing operations for 39 Wks 2009 and 39 Wks 2008, was approximately $194,100 and $289,200, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 30, 2010 through October 2011.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During the 39 Wks 2009 and 39 Wks 2008, we made aggregate payments of approximately $737,677 and $429,700, respectively to Metavante, $4,733 and $2,100, respectively to PDNB and $113,715 and $78,600, respectively, to FNB&T under these agreements.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balances for our card programs.  As of October 3, 2009, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T totaled $75,000.  These amounts are included in “Other assets” on the Company’s balance sheet as of October 3, 2009.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. However at October 3, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $8,300,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company.

NOTE G – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on Form 10-Q on November 13, 2009.

As described in Note D above, during August and September 2009, the Company entered into Securities Purchase Agreements.  During October 2009, the Company has entered into additional Purchase Agreements pursuant to which the Company issued an additional 104,667 shares of its Series D Preferred Stock and warrants to purchase 1,046,670 shares of Common Stock for the aggregate cash purchase price of $314,000.

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

Results of Operations. Our principal operations commenced in 2001.  However, to date, we have had limited revenues.  Accounting guidelines set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through October 3, 2009 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with this guidelines.

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

At October 3, 2009, there were over 80,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 10,000 retail locations currently offering our SVCs for sale and for reload services.

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

In July 2009, we made the decision to follow common industry practice in connection with the initial sale of a reloadable SVC. As such, we lowered the retail price of our reloadable general spend card from $5.95 collected at the point of sale to $3.00 and we charge a $2.95 maintenance/activation fee to the card balance upon activation by the card holder.  As a result, in accordance with our existing distribution contracts, the fees previously retained by the retailer/distributor at the point of sale now exceed the amount that is collected at point of sale. As such, we now pay to the distributor a “Retailer Fee” when our SVCs are sold as opposed to collecting a wholesale fee. The difference is recouped when we charge the initial $2.95 maintenance fee. The net result is essentially the same, but the manner in which it is collected now follows common industry practice. We still charge a wholesale fee for reload transactions.

Revenues for the thirteen weeks ended October 3, 2009 (“3Q2009”) and the thirteen weeks ended September27, 2008 (“3Q2008”) were $6,706 and $13,202, respectively.  Revenues for the thirty-nine weeks ended October 3, 2009 (“39 Wks 2009”) and the thirty-nine weeks ended September 27, 2008 (“39 Wks 2008”) were $2,826 and $29,194, respectively. The negligible revenue for the 39 Wks 2009 is attributable to the amortization of $90,000 of marketing funds paid to a national retailer.  We are required under generally accepted accounting principles to reflect this type of amortization expense as a contra-revenue item in our financial statements. Gross revenues for 3Q2009 were $36,706, compared with $13,202 for 3Q2008 and gross revenues for the 39 Wks 2009 were $92,826, compared with $29,194 for the 39 Wks 2008.   Revenues in both 2009 and 2008 were restricted due to delays in getting cards for sale into retail locations.  These delays stem from our distributors inability to (i) implement our distribution agreements in a timely manner, (ii) provide a consistent platform for retailer connections, (iii) timely test retailer connectivity and (iv) successfully complete pilots.  During fiscal 2008, our retail focus was on implementing our distribution agreement with InComm, getting licensed in over 40 states that require licenses and in which we intend to do business and executing agency agreements with retailers to sell and load our SVCs. InComm provides prepaid programs at more than 100,000 retail locations in the United States and is expected to provide more than a sufficient base to meet our needs.  Additionally, we expect that other prepaid card distributors servicing retailers across the United States will add to our overall sales capacity.

Operating Expenses.  Operating expenses for 3Q2009 decreased $1,318,865 to $2,344,354 compared with $3,663,219 for 3Q2008, a 36% decrease. Operating expenses for the 39 Wks 2009 decreased $3,283,274 to $7,592,824 compared with $10,876,098 for the 39 Wks 2008, a 30% decrease. These changes in our operating expenses are attributable to the following:

Transaction and operating expenses. Transaction and operating expenses for 3Q2009 and 3Q2008 were $461,902 and $657,182, respectively, a 30% decrease, and for 39 Wks 2009 and 39 Wks 2008 transaction and operating expenses were $1,833,974 and $1,594,626, respectively, a 15% increase.   The components of expense are:

Description	3Q2009	3Q2008	39 Wks 2009	39 Wks 2008
SVC card cost, program and transaction expenses	$251,003	$366,735	$852,307	$832,357
Inventory reserves	51,825	40,901	223,186	98,825
Inventory impairment	-	-	219,851	-
Stock-based compensation	753	-	2,346	243
Customer service expenses	158,321	249,546	536,284	663,201
Total Transaction and Operating Expenses	$461,902	$657,182	$1,833,974	$1,594,626

SVC card cost, program and transaction expenses decreased 32% to $251,003 for 3Q2009 from $366,735 for 3Q 2008.  For the 39 Wks 2009, the increase was $19,950, or 2%, when compared with the 39 Wks 2008.  The decrease in the 3Q2009 was due to the elimination of the costs charged by our processor to maintain our increased card inventory on their system.  The increase for the 39 week period is primarily a one time accrual to recognize a minimum contract fee liability; slightly offset by, a decrease in the amortization of marketing funds.  We implemented a process to reduce the costs charged by our processor to maintain card inventory that was fully reflected in the 3Q2009 results and will be fully reflected in future periods.

Inventory reserves increased $10,924 and $124,361 when comparing 3Q2009 with 3Q2008 and the 39 Wks 2009 with the 39 Wks 2008, respectively, due primarily to the higher inventory levels, which results in a higher potential for lost, damaged or obsolete SVC packages.

We recorded an inventory impairment charge of $219,851 for inventory that was nearing its “valid thru” dates, due to the delays in implementation of our program.

Customer service expenses decreased by $91,225 and $126,917 to $158,321 and $536,284when comparing 3Q2009 with 3Q2008 and the 39 Wks 2009 and 389 Wks 2008, respectively, due to efficiencies in scheduling customer service representative coverage.

Selling and marketing expenses. Selling and marketing expenses decreased $468,589 to $470,881 when comparing 3Q2009 with 3Q2008, a 50% decrease, and decreased $1,614,888 to $1,401,548 when comparing the 39  Wks 2009 with the 39 Wks 2008, a 54% decrease.  The components of expense are:

Description	3Q2009	3Q2008	39 Wks 2009	39 Wks 2008
Advertising and marketing expenses	$204,978	$446,117	$508,708	$1,327,823
Sales force expenses	237,010	447,057	805,505	1,512,794
Stock-based compensation	28,893	46,296	87,335	175,819
Total Selling and Marketing Expenses	$470,881	$939,470	$1,401,548	$3,016,436

Advertising and marketing expenses decreased 54%, or $241,139, to $204,978 when comparing 3Q2009 with 3Q2008.  For the 39 Wks 2009 compared to the 39 Wks 2008, advertising and marketing expenses decreased 62%, or $819,115 to $508,708.   These period to period changes were primarily attributable to the expenses of a national trade print advertising campaign in 3Q2008 and the 39 Wks 2008 as opposed to none in 3Q2009 or the 39 Wks 2009.

Sales force expenses decreased $210,047 to $237,010, a 47% decrease for 3Q2009 when compared with 3Q2008.  For the 39 Wks 2009 compared to the 39 Wks 2008, sales force expenses decreased 47%, or $707,289 to $805,505. The principal components of this decrease are employee compensation and benefits, expense travel and entertainment expense, and rent expense.  The decrease in sales force compensation and travel and entertainment expenses can be attributed to reductions in the sales force to seven employees at the end of the 3Q2009 from a total of 13 employees at the end of the 3Q2008.  In addition, rent expense decreased due to the elimination in the third quarter of 2008 of a temporary warehouse space used to store point-of-purchase displays for our distributors.

Stock-based compensation decreased in 3Q2009 and the 39 Wks 2009 due to forfeiture of options and the termination of stock based compensation expense associated with the reduction of sales force employees from the 39 Wks 2008.

General and administrative expenses. General and administrative expenses decreased 32%, or $654,996, to $1,411,571 during 3Q2009 when compared with 3Q2008.  For the 39 Wks 2009, general and administrative expenses decreased 30%, or $1,907,735, to $4,357,302 when compared with the 39 Wks 2008.  The components of expense are:

Description	3Q2009	3Q2008	39 Wks 2009	39 Wks 2008
Payroll, benefits and taxes	$670,049	$748,498	$2,116,801	$2,324,492
Stock-based compensation	89,048	384,852	257,619	1,353,327
Professional, legal and licensing expense	211,165	325,756	660,473	1,239,983
Office and occupancy expenses	193,362	256,459	603,613	718,529
Impairment expense	144,974	224,437	375,212	224,437
Other administrative expense	102,973	126,565	343,584	404,269
Total General and Administrative Expenses	$1,411,571	$2,066,567	$4,357,302	$6,265,037

When comparing 3Q2009 with 3Q2008, changes in the expense categories are primarily attributable to:

▪	decreased payroll, benefits and taxes expenses of $78,499, due primarily to lower general and administrative payroll in 3Q2009 than 3Q2008;
▪
decreased stock-based compensation expense of $295,804, which is primarily attributable to our having fully expensed the stock option grants to Mr. Welch and Mr. Springer under their employment agreements as of the end of fiscal 2008;

▪
decreased professional, legal and licensing expense of $114,591 due primarily to reduced legal fees incurred in connection with the completion of our state licensing initiative and no litigation activity; and

▪
impairment of asset charge of $144,974 in 3Q 2009 to write-down the balance of  the expected value of a marketing incentive agreement compared with $224,437 in 3Q2008 for the costs of certain gift cards to be destroyed due to their impending expiration.

When comparing the 39 Wks 2009 with the 39 Wks 2008, changes in the expense categories are primarily attributable to:

▪
decreased payroll, benefits and taxes expenses of $207,691, due primarily to $125,000 in higher bonuses paid in the 39 Wks 2008 than the 39 Wks 2009 and annual compensation increases offset by lower general and administrative payroll in 3Q2009 than 3Q2008;

▪
decreased stock-based compensation expense of $1,095,708, which is primarily attributable to our having fully expensed the stock option grants to Mr. Welch and Mr. Springer under their employment agreements as of the end of fiscal 2008;

▪
decreased professional, legal and licensing expense of $579,510 due to $220,657 in lower recruiting fees incurred in the prior year to increase our sales force and $353,099 in lower legal fees incurred in connection with the completion of our state licensing initiative and reduced litigation activity; and

▪
impairment of asset charge of $375,212 in the 39 Wks 2009 to write-down the balance of the expected value of a marketing incentive agreement compared with $224,437 for the costs of certain gift cards to be destroyed due to their impending expiration in the 39 Wks 2008.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for 3Q2009 and 3Q2008 was $2,337,648 and $3,650,017, respectively and for the 39 Wks 2009 and the 39 Wks 2008 was $7,589,998 and $10,846,905, respectively.

Other Income (Expense):

Interest expense. Interest expense was $624,083 for 3Q2009.  Non-cash interest expense for this period was $501,263. Of this, $386,881 relates to the amortization of the cost of the warrants issued under the Amended and Restated Loan Agreement and the Term Loan Notes, and $114,382 is primarily represented by interest accrued for funds advanced under the Amended and Restated Loan Agreement that was converted into shares of our Series D Convertible Preferred Stock.  Cash interest was $122,820.  Of this, $7,093 was paid or payable to the lenders for funds advanced under the terms of the Amended and Restated Loan Agreement and $114,902 represents the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Agreement.   Interest expense incurred during 3Q2008 was $38,712, composed primarily of $17,371 for the fair value of warrants earned during the period under the Guaranty and Indemnification Agreement between the Company and Mr. Terker and, $2,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.

Interest expense was $2,903,500 for the 39 Wks 2009.  Non-cash interest expense for this period was $2,459,327.  Of this, $9,925 relates to the fair value of warrants earned during the period under the Guaranty and Indemnification Agreement between the Company and Mr. Terker, $293,898 relates primarily to interest accrued for funds advanced under the Amended and Restated Loan Agreement that was converted into shares of our Series D Convertible Preferred Stock, and the remaining $2,155,505 relates to the amortization of the fair value of the warrants issued under the Amended and Restated Loan Agreement.  Cash interest was $443,371.  Of this, $97,372 was paid or payable to the Lenders for funds advanced under the terms of the Amended and Restated Loan Agreement, and $344,705 represents the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan Agreement.   Interest expense incurred during the 39 Wks 2008 was $94,178, Non-cash interest expense for the 39 Wks 2008 was $42,374 and relates to the fair value of warrants earned under the Guaranty and Indemnification Agreement between the Company and Mr. Bruce E. Terker.  Cash interest of approximately $50,000 for the 39 Wks 2008 relates to the Guaranty and Indemnification Agreement between the Company and Mr. Jeffrey Porter.

Loss on derivative financial instruments.  Loss on derivative financial instruments was $396,032 for the 39 Wks 2008.  No income or expense was incurred or recognized for 3Q2008, 3Q2009 or the 39 Wks 2009.

Loss from litigation.  In 3Q2008, we recorded a $55,000 expense incurred as a result of the settlement of a breach of contract dispute under a services agreement.  We had none in 3Q2009 and the 39 Wks 2009.

Other income (expense).
For 3Q2009, we recorded other income of $800 and none in 2Q2008.  For the 39 Wks 2009 we recorded other expense of $961 and $758 in the 39 Wks 2008.

Loss from Continuing Operations. Loss from continuing operations was $2,960,912 and $10,494,347 for 3Q2009 and the 39 Wks 2009, respectively or $769,172 and $878,039 lower than the loss from continuing operations of $3,730,084 and $11,372,386 for 3Q2008 and the 39 Wks 2008, respectively.

Liquidity and Capital Resources. From inception to October 3, 2009, we have raised net proceeds of approximately $52.2 million from financing activities. We used these proceeds to fund operating and investing activities. We had a cash balance of approximately $5,700,000 as of October 30, 2009.

Net cash used in operating activities was approximately $6.7 million and $10.3 million for the 39 Wks 2009 and the 39 Wks 2008, respectively.  The decrease in cash used in operations was the result of increases in inventories for the SVCs and prepayments for our national trade print advertising campaign that occurred during the 39 Wks 2008.  These increases were not repeated during the 39 Wks 2009.   In addition, we incurred lower operating losses during the current thirty-nine weeks compared with the same period of the prior year.  This was primarily due to lower selling and marketing expenses and lower general and administrative expenses.

Net cash provided by investment activities for the 39 Wks 2008 was approximately $577,400 consisting of the redemption of our short-term investment of $725,500 offset by $148,100 for purchases of property and equipment, primarily for additional computer hardware and software for new employees and the nFinanSe NetworkTM.  We recorded minimal investment activity for the 39 Wks 2009.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into a revolving credit facility with various lenders in the aggregate principal amount of $15,500,000 (the “Credit Facility”).  Loans under the Credit Facility are to be used solely to make payments to card issuing banks for credit to SVCs.  On November 26, 2008, the Credit Facility was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each lender in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the Credit Facility was November 25, 2009, one year after the initial borrowing and on October 29, 2009 the Lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  In addition, commencing on May 7, 2009, the Company sold term loan notes (the “June Term Loan Notes”) with a principal amount of $1,000,000.  The June Term Loan Notes accrue interest at 10% annually and were amended to mature on August 31, 2009.  The Company’s obligations under the Term Loan Notes are secured by a lien on substantially all of its assets. The Term Loan Notes were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P., Lancaster Investment Partners, L.P., 5 Star Partnership, L.P., EDJ Limited and Trellus Partners, L.P.  In June 2009, the Company received permission from the Required Lenders of the Amended and Restated Credit Agreement as well as the Requisite Holders of its Series A Preferred Stock to issue up to an additional $1 million of Term Loans (the “July Term Loans”), Commencing on July 3, 2009, the Company sold additional term loan notes (the “July Term Loans”) with a principal amount of $1,000,000.  The July Term Loans accrue interest at 10% annually and mature on August 31, 2009.   The July Term Loans were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P. and Lancaster Investment Partners.  As of October 3, 2009, we had drawn $500,000 under the Amended and Restated Loan Agreement.  The amounts drawn under the Term Loan Notes and Accommodation Loans and accrued interest thereon were exchanged for Series D Preferred Stock on August 21, 2009 as described in Note D.  During the 39 Wks 2009, the cash provided by financing activities of $11.6 million was the result of $2.7 million of Accommodation Loan borrowings, $2.0 million of Term Loan Note borrowings and $6.9 million from the sale of Series D Preferred Stock.

Mr. Terker, a current member of the Board of Directors, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are recipients of Note Offering Warrants.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Note Offering, the Term Loan Notes and the Note Offering Warrants.

During the 39 Wks. 2008, we secured net cash provided by financing activities of approximately $9.8 million through sales of our equity instruments slightly offset by $432,700 of deferred financing costs incurred in connection with our Amended and Restated Loan Agreement and $683,600 in stock issuance costs for the sale of our equity instruments.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at October 3, 2009:

Twelve months ending:	Amounts

September 2010	$207,500
September 2011	203,600
September 2012	208,000
September 2013	17,400
September 2014	-

Total	$636,500

Rent expense included in loss from continuing operations for 39 Wks 2009 and 39 Wks 2008, was approximately $194,100 and $289,200, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC, our card network, Palm Desert National Bank (“PDNB”), and First National Bank & Trust of Pipestone, Minnesota (“FNB&T”), our card-issuing banks, and Metavante Corporation (“Metavante”), our processor, that have initial expiration dates from June 30, 2010 through October 2011.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FNB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During the 39 Wks 2009 and 39 Wks 2008, we made aggregate payments of approximately $737,677 and $429,700, respectively to Metavante, $4,733 and $2,100, respectively to PDNB and $113,715 and $78,600, respectively, to FNB&T under these agreements.

Our agreements with PDNB and FNB&T require us to maintain certain reserve balances for our card programs.  As of October 3, 2009, the reserve balance held at PDNB was $10,000 and two reserve balances held at FNB&T totaled $75,000.  These balances are included in Other assets.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. However at October 3, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 1, 2009, the Company completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $8,600,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”), as of October 3, 2009 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may become involved in certain other litigation from time to time in the ordinary course of business. However at October 3, 2009, to the best of our knowledge, no such litigation exists or is threatened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Series D Preferred Stock Offering

During August and September, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), with several institutional and accredited investors, including Ballyshannon Partners, LP, Mr. Robert Berlacher, Porter Partners, LP, Midsummer Investment, Ltd. and Trellus Offshore Fund Ltd., all of which beneficially own five percent or more of the Common Stock (collectively, the “Investors”), pursuant to which the Company issued  4,220,503 shares of its Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), and warrants (the “Warrants”) to purchase 42,205,040 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), at an exercise price of $0.01 per share, for the aggregate purchase price of  $12,661,509,  $6,967,611 of which was paid by Investors in cash and $5,693,898 was paid by Investors through the exchanges of a like amount of certain outstanding accommodation loans, term loans and accrued interest payable thereon.

Pursuant to the terms of the Purchase Agreements, each Investor who invested an amount equal to or greater than 25% of the amounts invested in prior transactions involving stock or certain accommodation loans and term loans had the exercise price of any Company warrants held by such Investor reduced to (i) $0.30 per share of Common Stock, if they invested $100,000 or more, of which 206,250 were re-priced as such, or (ii) $0.01 per share of Common Stock, if they invested $250,000 or more of which 12,899,207 were re-priced as such.

The Warrants entitle the Investors to purchase shares of Common Stock at an exercise price of $0.01 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants are exercisable during the period commencing on the first anniversary of the date of the Warrant and expiring four (4) years thereafter, and may be exercised by means of a “cashless exercise.”  In the event that the Company shall consolidate with or merge with or into another person or entity, or the Company shall sell, transfer or lease all or substantially all of its assets, or the Company shall change its Common Stock into property or other securities (each, a “Triggering Transaction”), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer Investment, Ltd. (“Midsummer”), the Company has agreed that the Series D Preferred Stock and Warrants held by Midsummer shall not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

Emerging Growth Equities, Ltd. (“EGE”) received fees of $34,400 in connection with the introduction of certain new investors for the above-described transactions.  Robert A. Berlacher, a current stockholder of the Company, is a co-founder and director of EGE Holdings, Ltd. (“EGE Holdings”), a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale of Series D Preferred Stock and the Warrants.  Bruce E. Terker, a member of our Board of Directors, controls two entities that are investors in EGE Holdings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Special Meeting of the Holders of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock

The Special Meeting of the Holders of Series A, Series B and Series C Convertible Preferred Stock of nFinanSe Inc. was held on August 11, 2009.  The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal and Vote Tabulation

	Votes Cast
	For	Against
Management Proposal
To consider the creation of a new series of nFinanSe preferred stock designated as Series D Convertible Preferred Stock, par value $0.001.	9,227,153	-
To consider an amendment (the “Series A Charter Amendment”) to the Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the “Series A Charter”), such that the Series A Preferred’s “Liquidation Preference” (as such term is defined in the Series A Charter) will be paid on a subordinated basis to the payment of the respective liquidation preference payments applicable to the Series D Preferred.	5,989,653	-
To consider an amendment (the “Series B Charter Amendment”) to the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (the “Series B Charter”), such that the Series B Preferred’s “Liquidation Preference” (as such term is defined in the Series B Charter) will be paid on a subordinated basis to the payment of the respective liquidation preference payments applicable to the Series D Preferred.	1,000,000	-
To consider an amendment (the “Series C Charter Amendment”) to the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (the “Series C Charter”), such that the Series C Preferred’s “Liquidation Preference” (as such term is defined in the Series C Charter) will be paid on a subordinated basis to the payment of the respective liquidation preference payments applicable to the Series D Preferred.	2,237,500	-

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1
Form of Securities Purchase Agreement, as executed by the Company and the Investors on August 21, 2009 (attached as Exhibit 99.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.2
Form of Warrant, as issued by the Company to the Investors on August 21, 2009 (attached as Exhibit 99.2 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.3
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (attached as Exhibit 99.3 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.4
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (attached as Exhibit 99.4 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.5
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series C Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (attached as Exhibit 99.5 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.6
Certificate of Designations, Rights and Preferences of the Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 21, 2009 (attached as Exhibit 99.6 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

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

NFINANSE INC.

Date: November 13, 2009	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: November 13, 2009	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: November 13, 2009	By:	/s/ Jerome A. Kollar

Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Description of Exhibit

10.1
Form of Securities Purchase Agreement, as executed by the Company and the Investors on August 21, 2009 (attached as Exhibit 99.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.2
Form of Warrant, as issued by the Company to the Investors on August 21, 2009 (attached as Exhibit 99.2 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.3
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (attached as Exhibit 99.3 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.4
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (attached as Exhibit 99.4 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.5
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series C Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (attached as Exhibit 99.5 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

10.6
Certificate of Designations, Rights and Preferences of the Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 21, 2009 (attached as Exhibit 99.6 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on August 26, 2009).

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