Form 10-K
period 2010-01-02
nFinanSe Inc.
filed 2010-04-01
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Not applicable.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2009, was $3,447,618.

The number of shares of the issuer’s Common Stock outstanding as of March 12, 2010 is 9,542,887.

Documents Incorporated By Reference: As stated in Part III of this annual report, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report are incorporated herein by reference.

TABLE OF CONTENTS

		Page

FORWARD-LOOKING STATEMENTS………………………………………………….………......................................………………………………………………….………......................................……………………………..................		1
PART I………………………………………………………………………………………………………………………………………………….………......................................………………………………………………….……….............		2
Item 1.	Business………………………………………………………………………………………………………………….………......................................………………………………………………….……….............	2
Item 1A.	Risk Factors……………………………………………………………………..……………………………………….………......................................………………………………………………….……….............	6
Item 2.	Properties…………….…………………………………………………….…………………………………………….………......................................………………………………………………….……….............	12
Item 3.	Legal Proceedings………………………………………………………….…………………………………………….………......................................………………………………………………….………............	12
Item 4.	(Removed and Reserved)……………………………………….………......................................………………………………………………….……….............……………………………………….………...........	12
PART II……………………………………………………………………………………………...……………………………………….………......................................………………………………………………….……….............................		13
Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities………………………………………………….………………………….……….............................	13
Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations……………………………………………………………………..………………………….………......................	14
Item 8.	Financial Statements and Supplementary Data ………..……………………….………………………….……….............................………………………….……….............................…………………………....	24
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure……………………………………………………………………….………………………….………..................	24
Item 9A.	Controls and Procedures………………………………………………………...………………………….……….............................………………………….……….............................………………………….…..	24
Item 9B.	Other Information……………………………………………………………….………………………….……….............................………………………….……….............................………………………….…….	25
PART III…………………………………………………………………………………………….………………………….……….............................………………………….……….............................………………………….………...............		26
Item 10.	Directors, Executive Officers and Corporate Governance…….…..……………………………………….……….............................………………………….……….............................………………………….…	26
Item 11.	Executive Compensation………………………………………………………..………………………….……….............................………………………….……….............................………………………….…..	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters…………………………………………………….………………………….……….............................	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence….………………………….……….............................………………………….……….............................……………….............	26
Item 14.	Principal Accountant Fees and Services………………………………………...………………………….……….............................………………………….……….............................…………………………....	26
PART IV…………………………………………………………………………………………….………………………….……….............................………………………….………...............................................................................................		27
Item 15.	Exhibits……………………………………………………………………….....……………….……….............................………………………….………...............................................................................................	27
	Signatures………………………………………………………………………..……………….……….............................………………………….………...............................................................................................	32

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

In October 2007, we executed a Prepaid Card Distribution, Activation and Services Agreement with Interactive  Communications International, Inc. (“InComm”) which permits us to currently offer our SVCs in over 12,000 retail agent locations that use InComm to sell and activate prepaid products including SVCs. InComm distributes prepaid products to  more than 135,000 retail locations. We expect to sign Agency Agreements with additional InComm retail locations this year. In July 2009, we executed a Card Distribution and Agency Agreement with Coinstar E-Payment Services Inc. who distributes nFinanSe SVCs to more than 6,000 retail locations.  Additionally, we have distribution agreements with several other smaller prepaid card distributors who offer our SVCs through their retail partners.

During fiscal 2009, we made the decision to expand our card offerings and executed an agreement with American Express® to offer American Express-branded gift cards and an agreement with Visa U.S.A. Inc. (“Visa®”) and Palm Desert National Bank that permits us to offer Visa-branded general purpose reloadable SVCs. Therefore, along with our Discover Network ® branded SVCs, we now offer a suite of prepaid card products that includes Discover Network®, American Express® and Visa®.

PRODUCTS AND SERVICES

nFinanSe sells Discover branded, bank-issued reloadable general spend and gift SVCs.  We also sell Visa® branded, bank-issued reloadable general spend cards and American Express branded gift SVCs.  These SVCs are sold directly to consumers through our distribution partners’ network of retail locations.  We also sell payroll SVCs directly to companies.  Currently we have approximately 18,000 retail agent locations where our cards are currently sold.

Card Product	Description	Uses	Benefits
Reloadable General Spend SVC	A prepaid SVC primarily for the unbanked cash-based consumer that is reloadable at nFinanSe Network locations nationwide and is sold at selected retail locations through our prepaid card distributors.
Underbanked/unbanked/cash-based consumers can use the SVC at ATMs and to make purchases wherever Discover® and VISA® Cards are accepted. Also can be used to load Automated Clearing House payroll deposits.
Security, convenience, lower cost than check cashing and money orders.
Gift SVC	A Discover® Network-branded SVC and an American Express-branded SVC that is denominated for set values	Typically, a retail product sold at retail locations.	Can be used to make purchases wherever Discover and American Express Cards are accepted.
Payroll SVC	A prepaid SVC for the loading of an employee’s payroll. The SVC is reloadable through the web or from the client’s payroll department via direct deposit.	Payroll distribution targeting companies with a large number of employees that receive payroll and commission checks.	Eliminates costly check preparation and distribution and reduces the loss of employee productivity and associated costs in cashing payroll checks.

We are a program sponsor of both Discover® Network and Visa®–branded SVCs. We believe that Discover® Network SVCs and VISA® branded SVCS offer significant advantages over other branded SVCs sold in the United States. These SVCs also offer the advantages of immediate issuance (no waiting for the card to arrive by mail), balance reporting and real-time authorization.

Additionally, we believe that there is a tremendous growth opportunity in offering Discover® Network and VISA® branded payroll SVCs. However, our experience to- date tells us that although we can demonstrate major savings for employers, the amount of time and effort expended by employers to internally “sell” payroll SVCs has hampered aggressive roll-out result initiatives.  We still believe our SVCs can eliminate costly check production and distribution for employers and offer security, 24 hours a day and seven days a week “free of course” customer service, and eliminate costly payroll cashing fees for employees. We believe that over time, these services will make our program attractive not only to companies but to their employees.

nFinanSe Network™

We have developed our nFinanSe Network™, which connects the Company with our load locations. As of January 2, 2010, we had approximately 84,000 nFinanSe Network™ locations consisting primarily of Western Union® and MoneyGram® locations and over 14,000 retail agent locations where our cards are currently sold.

We believe that the nFinanSe Network™ is one of the largest universal load platforms in the United States. We are able to add locations to our nFinanSe Network™ by integrating with large retailers, either directly or through their designated provider and by selecting distributors who are connected to their participating retailers.  We believe the nFinanSe Network™ is compliant with federal and state legal requirements (including the PATRIOT Act). Currently, the nFinanSe Network™ enables us to issue and service our own reloadable general spend SVCs while directly controlling all aspects of the cardholder experience such as customer service and web portal access.  We believe this should enable SVC holders to reload their card at many sites, which we further believe will increase customer satisfaction, reduce churn and increase card usage. This makes our network one of our key strategic assets.

IMPORTANT BUSINESS RELATIONSHIPS

Our current and planned operations involve working with the following business partners, among others, to sell SVCs and related services. Each of these relationships plays a different role in our operations.

●      Card networks.  Our agreement with DFS Financial Services LLC, Visa U.S.A. Inc. and American Express Inc. permits us to offer SVCs with branded holograms to prospective cardholders through various approved channels. These agreements typically run for up to three years and renew annually thereafter. We pay our issuing banks for certain Discover and Visa program, authorization and settlement fees and Discover and Visa  pays to the issuing bank the interchange revenue earned on sales transactions from SVCs that we sponsor. American Express prints and issues their cards directly and charges us for the face amount and their wholesale fee when the card is sold and activated at retail.

●      Issuing Banks.  Our business plan involves using federally-chartered banks to issue Discover Network® and Visa® branded SVCs.  These agreements typically run for three years and have renewal terms of one to three year terms. The agreements vary; however, most include charges for transactions and revenue sharing arrangements in interchange revenues, as well as the interest earned on cardholder balances.

●      Processor. Discover® Network, Visa® and the issuing banks require that we engage an approved processor so that all of the consumer transactions are tracked and all debits and credits to the consumer SVC accounts are properly adjusted. We chose Metavante Corporation (“Metavante”), to act as the processor. Metavante has all necessary regulatory and banking approvals to conduct transactions from point-of-sale (“POS”) terminals, and from banks to apply credits and debits to the consumer cards. Metavante has a schedule of fees for services provided to us and to the SVC holder. Those fees associated with SVC holder activity are typically passed on to the consumer, usually through a service-related price mark-up.

●      Distribution Partners. Our retail strategy is to use prepaid card distributors who wish to add additional products to their line. We ship SVCs to distributors on a consignment basis. The distributor then moves the SVCs to their contracted retail locations. When the SVC is sold at retail, the retailer activates the SVC by “swiping” it through a POS terminal that is connected to us through their distributor.  We load value on cards concurrently with the collection of funds by the retailer.  The retailer remits all but the retailer's fee to the distributor.  The distributor then subsequently reimburses the Company for the load value on the card and pays our portion of the wholesale fees, if any,  based on contractual terms through an ACH transaction. We also collect monthly maintenance fees from the cardholder directly and, in some cases, we share some portion of these fees with the distributor.  We have executed agreements with prepaid card distributors including InComm, Coinstar E-Payment Systems, QComm/Emida, WL Petrey and Now Prepay. These distributors represent more than 100,000 retail locations that could potentially offer our SVCs. During December 2009, over 14,000 retail locations were offering our SVCs.  We expect over the next 12 months that our distributors will market our cards in more than 28,000 retail locations.

•  Large Retailers. Certain larger retailers have indicated that they would prefer to integrate directly to our network or designate a specialized third party provider to integrate to our network. When the SVC is sold, the retailer activates the SVC by “swiping” it through a POS terminal which communicates directly to the retailer host computer which then communicates directly to us or through their designated communications provider.  We load value on cards concurrently with the collection of funds by the retailer.  The retailer remits the load value on the card and pays our wholesale fees based on the terms of our agreement.  We have not executed any direct agreements as of January 2, 2010 although we are in discussions with several large retailers that may wish to proceed in this manner.

●      Third-Party Load Locations. We have important relationships with Western Union® and MoneyGram® that allow these two companies to load value on our reloadable SVCs using the nFinanSe Network. These relationships greatly expand our load network. Not only can we load our Discover® Network and Visa®–branded SVCs at these locations, but our network has the functionality to load preauthorized third-party-issued cards as well.  At this time, we do not have any third-party-issued card arrangements.

LICENSING REQUIREMENTS

We have obtained a United States Treasury Federal Money Services business license, which is required by some states to conduct our operations.  In addition, 43 states and the District of Columbia, have established laws or regulations requiring entities that load money on cards or process such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  Although we offer our cards in conjunction with national banking institutions that have federal banking charters, on October 2, 2007, we created our wholly-owned subsidiary, nFinanSe Payments Inc., for the express purpose of acquiring the required state licenses. We now have the requisite license from 41 states and the District of Columbia. We do not plan to offer cards in the remaining two states (Vermont and Hawaii) that require licenses and have not applied for a license in either state.

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

We believe our competitive advantages are:

●	the attributes of both our Visa® and Discover Network® cards, including: ● instant issuance; ● preauthorized transactions; ● acceptance by over 4 million merchants;
●	the price and features of our SVCs and services;
●	the industry experience of our sales force; and
●	the size and breadth of our load network.

PROPRIETARY RIGHTS

We have not patented or trademarked any of our products or technology through the U.S. Patent and Trademark Office, nor have we copyrighted any of our products or technology through the U.S. Copyright Office. We have filed trademark applications for the name nFinanSe Inc. and our logo, A3 = Anytime, anywhere, anytime and logo and the nFinanSe Network™ name and logo. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

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

EMPLOYEES

As of January 2, 2010, we had 53 full-time employees, of which eight are officers and executives, five are engaged in sales, two are engaged in marketing, seven are engaged in technology research and development, twenty are engaged in customer service, five are engaged in operations, three are engaged in finance and three are engaged in general administration.  None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

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

We have incurred losses since inception and anticipate that we will continue to incur losses through the first three quarters of fiscal 2010.

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the fiscal year ended January 2, 2010, and losses since inception were approximately $13.9 million and $64.2 million, respectively.  The extent to which we continue to experience losses will depend on a number of factors, including:

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

We need to raise additional capital.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and payroll card segments of our business, we will need to raise approximately $3 million of additional capital to fund operations for the second half of fiscal 2010.  Additionally, although we completed a revolving accounts receivable credit facility which we use to fund the face amount of gift cards and the load amounts on general spend cards on a daily basis, we anticipate that we will need this type of facility for 12 to 18 months longer than the current commitment due to the extended amount of time it has taken us to begin our business implementation.  Actual capital requirements will depend on many factors, including the success of our products, the amounts needed to fund anticipated gift card sales and general spend loads until we receive reimbursement from our distributors, the costs and bonding collateral required for state licenses and the market acceptance of new product offerings.  Additional funds may not be available when needed, or, if available, such funds may not be obtainable on terms acceptable to us. If adequate funds are unavailable, we may not be able to continue as a going concern.

Additional equity or debt financing may be dilutive to existing stockholders or impose terms that are unfavorable to us or our existing stockholders.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may involve arrangements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our current stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies and products or grant unfavorable license terms.

Future sales of our common stock, or the perception that such sales may occur, could continue to depress our stock price.

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

        Forty-three states along with the District of Columbia have established laws or regulations requiring entities that load money on cards or process such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  We currently hold a license in 41 states and the District of Columbia. We do not plan to conduct operations in the remaining two states which require such licenses (Vermont and Hawaii).    Licensing with various states requires that we post performance bonds concurrent with submitting the license application or renewal.  The current amounts of the various state bonds now total more than $10 million.  As we add retail agent locations the states require that we increase the face amount of the applicable bond. With our limited operations, the surety is requiring up to 10% of the face amount of the bonds in collateral.  We funded $500,000 of collateral in February 2009 in the form of a letter of credit arranged and collateralized by Jeffrey Porter, one of our major stockholders. We expect the surety bond company may request an increase in the amount of this letter of credit as operations become more established in various states.  On February 1, 2009, we entered into a Guaranty and Indemnification Agreement with Mr. Porter which indemnifies him from loss and compensates him at the rate of 2% per quarter on the amount of the letter of credit. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

States may adopt even more stringent licensing rules and regulations, compliance with which could be expensive and time consuming.

There have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the SVC industry. We expect regulation of this industry to increase and become more complicated. Regulatory and tax-intensive states may adopt complex and heavily regulated schemes. Although we cannot predict the legislative or regulatory proposals that will be adopted or the effect those proposals may have on our business, including any future licensing requirements, the pendency or approval of such proposals could materially adversely affect our business by limiting our ability to generate projected revenues, to raise capital or to obtain strategic partnerships or licenses.  An increase in bonding or fee requirements in particular states could curtail our activities in those jurisdictions.

Our point-of-purchase operators may subject us to liability if they fail to follow applicable laws.

As part of our license requirements, we are required to have agency agreements with each retailer that offers our cards to customers. Among other things, the agreements require our agents to comply with the Patriot Act and anti-money-laundering laws.   Although we do not intend to be responsible for their actions, we could be subject to state or federal actions if our agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators and generally have a materially adverse effect on our business. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

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

A Payment Card Industry Security and Compliance audit was completed by BT INS, Inc., an international PCI audit firm, on May 21, 2009 and we maintained our Level One Payment Service Provider certification for our nFinanSe Network™, which we originally received on May 6, 2007.  This is the highest certification attainable. We anticipate maintaining this certification going forward.

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

We have designed our systems and card programs to comply and work in association with the card networks and applicable banking rules and regulations. A significant change of those rules and regulations could require us to dramatically alter our software programs, the hardware upon which we operate and our implementation and operation of SVCs. Such changes could be costly or impractical and we may not be able to modify our operations and technology to comply with any major changes in banking regulations.

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

We are currently required to maintain reserve deposit accounts with both of our card issuing banks. If we are required to deposit higher than normal reserves with either or both, it could have a material impact on our cash available for operations and impede our business expansion.

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

Our results of operations are materially affected by conditions in the economy generally. The capital and credit markets have been experiencing extreme volatility and disruption for more than eighteen months at unprecedented levels. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and consumer spending. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and national recession. These events and the continuing market upheavals may have an adverse effect on us because we are dependent upon customer and consumer behavior. Our revenues are likely to decline in such circumstances. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses.

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

Our ability to engage in loading and purchasing transactions could be adversely affected by the actions and failure of other institutions and companies, including Metavante, our card-issuing banks and the retailers and distributors that carry our SVCs.  As such, we have exposure to many different industries and counterparties. As a result, defaults by, or even questions or rumors about, one or more of these institutions or companies could lead to losses or defaults by us or other institutions. Losses related to these defaults or failures could materially and adversely affect our results of operations.

The financial stability of our card- issuing banks and increased federal legislation could adversely affect us.

Our card-issuing banks are subject to capital standards established by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  These governmental bodies have recently adopted regulations pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991.  These regulations establish five capital categories and procedures for classification of financial institutions within these capital categories.  These regulations further impose certain restrictions upon financial institutions which are designed to prevent financial institutions from being classified with any one of the three “undercapitalized” categories.  Institutions that are classified into one of the three “undercapitalized” categories are subject to certain supervisory actions.  For example, any financial institution which is classified as “critically undercapitalized” must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations.  Should one of our card-issuing banks fall into one of the undercapitalized categories, we may be required to move our card-issuing programs to other banks.  This could cause disruption of our operations and may adversely affect our the results of said operations.  The effects of legislation currently being considered by Congress cannot be estimated or measured at this time.

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

Item 2.  Properties.

Our offices are located at 3923 Coconut Palm Drive, Suite 107, Tampa, Florida 33619.  The lease, which commenced in October 2007, calls for aggregate future minimum rentals of approximately $563,000 (exclusive of sales tax and common area maintenance charges that we are also required to pay) to be paid over a five year period.  We also have an operating lease agreement with a term of less than one year for a sales office in Atlanta, Georgia.  This sales office lease call for future minimum rentals of approximately $15,100.

We maintain technology equipment, primarily network servers, telecommunications and security equipment, to run the nFinanSe Network at two third party locations.  Our primary location is in Sarasota, Florida and our backup location, with functionally identical equipment, is in Tampa, Florida.  All of our other tangible personal property is located at our Tampa office. All of our equipment is in good operating condition and repair (subject to normal wear and tear and despite being utilized beyond original estimated life).

Item 3.  Legal Proceedings.

We may become involved in litigation from time to time in the ordinary course of business. However, as of January 2, 2010, to the best of our knowledge, no such litigation exists or is threatened.

Item 4.  (Removed and Reserved).

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

Quarter Ended	High	Low
January 2, 2010	$ 0.30	$ 0.07
October 3, 2009	$ 0.44	$ 0.25
July 4, 2009	$ 1.02	$ 0.35
April 4, 2009	$ 1.02	$ 0.57
January 3, 2009	$ 0.90	$ 0.80
September 27, 2008	$ 2.30	$ 2.10
June 28, 2008	$ 2.40	$ 2.20
March 29, 2008	$ 2.80	$ 2.60

Holders of Record of Common Stock

As of March 12, 2010, there were approximately 92 holders of record of our common stock.

Dividends

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

Dividends owed but not declared on our Series A Preferred Stock were $192,136 as of January 3, 2009 which were subsequently satisfied through the issuance of Common Stock.  On August 11, 2009, the Company’s Board of Directors declared $179,772 in dividends due through June 30, 2009 to be paid through the issuance of 391,565 shares of our Common Stock, which remain unpaid as of January 2, 2010.  Dividends owed but not declared on our Series A Preferred Stock were $204,609 as of January 2, 2010.  During fiscal 2008, dividends were also paid on the voluntary conversion of 320,000 shares of Series A Preferred Stock into 320,000 shares of Common Stock, in the form of 1,301 shares of Common Stock.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of January 2, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,012,638	$3.09	997,212
Equity compensation plans not approved by security holders	--	--	--
Total	3,012,638	$3.09	997,212

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business.

See Item 1 – “Business” in this annual report for a description and discussion of our business.

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

Results of Operations.

Our principal operations commenced in 2001.  However, to date, we have had limited revenues. Accounting guidelines set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through January 2, 2010 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with these guidelines.

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

In late 2006, we developed a new go-to-market strategy centered on marketing bank-issued Discover® Network-branded SVCs through well-established prepaid card distributors combined with the load performing ability of the nFinanSe Network™.  In October 2007, we executed a Prepaid Card Distribution, Activation and Services Agreement with Interactive  Communications International, Inc. (“InComm”) which permits us to currently offer our SVCs in over 12,000 retail agent locations that use InComm to sell and activate prepaid products including SVCs. InComm distributes prepaid products to  more than 135,000 retail locations. We expect to sign Agency Agreements with additional InComm retail locations the coming year. In July 2009, we executed a Card Distribution and Agency Agreement with Coinstar E-Payment Services Inc. who distributes nFinanSe SVCs to more than 6,000 retail locations.  Additionally, we have distribution agreements with several other smaller prepaid card distributors who offer our SVCs through their retail partners.

During fiscal 2009, we made the decision to expand our card offerings and executed an agreement with American Express to offer American Express-branded gift cards and an agreement with Visa U.S.A. Inc. (“Visa®”) along with Palm Desert National Bank that permits us to offer Visa-branded general purpose reloadable SVCs. Therefore, along with our Discover Network ® branded SVCs, we can now offer a suite of prepaid card products that includes American Express and Visa®.

At January 2, 2010, there were over 84,000 locations where our SVCs could be loaded (mostly Western Union® and MoneyGram® locations) and approximately 14,000 retail locations currently offering our SVCs for sale and for reload services.

The following discussion compares the operations of the business for the fiscal years ended January 2, 2010 (“fiscal 2009” or “2009”), a 52 week period, and January 3, 2009 (“fiscal 2008” or “2008”), a 53 week period.

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

Revenues for the fiscal 2009 and fiscal 2008 were $15,789 and $33,409, respectively.  Revenue was down approximately 53% in the year ended January 2, 2010 compared to the year ended January 3, 2009.  The lower revenue for 2009 is attributable to the amortization of $120,000 of marketing funds paid to a national retailer, while only $10,000 was amortized in 2008.  We are required under generally accepted accounting principles to reflect this type of amortization expense as a contra-revenue item in our financial statements. Gross revenues for 2009 were $135,789, compared with $43,309 for 2008.   Revenues in both 2009 and 2008 were restricted due to delays in getting cards for sale into retail locations.  These delays stem from our distributors inability to (i) implement our distribution agreements in a timely manner, (ii) provide a consistent platform for retailer connections, (iii) timely test retailer connectivity and (iv) successfully complete pilots.  During fiscal 2008, our retail focus was on implementing our distribution agreement with InComm, getting licensed in over 41 states that require licenses and in which we intend to do business and executing agency agreements with retailers to sell and load our SVCs. InComm provides prepaid programs at more than 100,000 retail locations in the United States and is expected to provide more than a sufficient base to meet our needs.  Additionally, we expect that other prepaid card distributors servicing retailers across the United States will add to our overall sales capacity.

Operating Expenses.  Operating expenses for 2009 decreased $3,353,962 to $10,664,319 compared with $14,018,281 for 2008, a 24% decrease. These changes in our operating expenses are attributable to the following:

Transaction and Operating Expenses.  Transaction and operating expenses reflect charges for the cost of SVCs sold, charges from our processor, issuing-banks and networks (Visa®, Discover® Network, ATM networks and EFT networks) for our SVC programs and card transaction costs and the costs of the nFinanSe customer service department.

Description	Fiscal 2009	Fiscal 2008
SVC card cost, program and transaction expenses	$831,532	$1,131,704
Inventory impairment, disposals and reserves	1,721,837	371,383
Stock based compensation	3,575	399
Customer service expenses	727,348	898,508
Transaction and operating expenses	$3,284,292	$2,401,994

Transaction and operating expenses increased 37% to $3,284,292 in fiscal 2009 from $2,401,994 in fiscal 2008.  This increase of $882,298 was primarily the result of an increase in inventory impairment, disposals and reserves of $1,349,954, to $1,721,837 in 2009 from $371,383 in 2008.  The inventory impairment charge of $1,474,209 in 2009 was for certain inventory items printed in 2007 that are scheduled to be destroyed or that have an expiration date of less than six months prior to their expiration, $1,249,809 higher than the 2008 inventory impairment charge of $224,400 for gift cards printed in 2006 that have an expiration date of less than twelve months prior to their projected dates of deployment.  General inventory reserves increased $100,645 for our increases in inactive SVC inventory.

During 2009, we implemented a process to that resulted in a decrease of approximately $300,172 in the costs charged by our processor to maintain our increased card inventory on their system.  In addition, we have implemented scheduling efficiencies for our 24/7 customer service coverage and decreased our costs by approximately $171,160.

Selling and Marketing Expenses.  Selling and marketing expenses represent the costs we incur for our sales force and for the advertising, trade show and internal marketing expenses associated with marketing our SVCs.

Description	Fiscal 2009	Fiscal 2008
Advertising and marketing expenses	$635,198	$1,528,808
Sales force expenses	1,047,337	1,936,372
Stock based compensation	125,410	218,165
Selling and marketing expenses	$1,807,945	$3,683,345

Selling and marketing expenses decreased 51%, or $1,875,400, to $1,807,945 in fiscal 2009 from $3,683,345 in fiscal 2008.  Advertising and marketing expenses were $893,610 lower due primarily to expenses of a national trade print advertising campaign in 2008 and none in 2009. Lower sales force expenses of $889,035 were primarily due to lower employee compensation and benefits, expense travel and entertainment expense, and rent expense.  The decrease in sales force compensation and travel and entertainment expenses can be attributed to reductions in the sales force from 2008 to 2009.  In addition, rent expense decreased due to the elimination in the third quarter of 2008 of a temporary warehouse space used to store point-of-purchase displays for our distributors.

Stock-based compensation decreased in 2009 due to forfeiture of options and the termination of stock based compensation expense associated with the reduction of sales force employees from 2008.

General and Administrative Expenses.  General and administrative expenses decreased $2,360,860 to $5,572,082 for fiscal 2009 from $7,932,942 for fiscal 2008.  The components of expense are:

Description	Fiscal 2009	Fiscal 2008
Payroll, benefits and taxes	$2,745,595	$3,069,113
Stock-based compensation	341,352	1,701,872
Professional, legal and licensing expense	876,704	1,550,374
Office and occupancy expenses	795,160	934,990
Impairment expense	375,212	149,743
Other administrative expense	438,059	526,850
General and Administrative Expenses	$5,572,082	$7,932,942

When comparing 2009 to 2008, the overall decrease in general and administrative expenses is primarily attributable to:

•
decreased payroll, benefits and taxes expenses of $323,518, due primarily to $125,000 in higher bonuses paid in fiscal 2008 than fiscal 2009 and annual compensation increases offset by lower general and administrative payroll in 2009 than in 2008;

•
decreased stock-based compensation expense of $1,360,520, which is primarily attributable to our having fully expensed the stock option grants to Mr. Welch and Mr. Springer under their employment agreements as of the end of fiscal 2008;

•
decreased professional, legal and licensing expense of $673,670 due to $221,378 in lower recruiting fees incurred in the prior year to increase our sales force and $448,349 in lower legal fees incurred in connection with the completion of our state licensing initiative and reduced litigation activity; and,

•
impairment of asset charge of $375,212 in  2009 to write-down the balance of the expected value of a marketing incentive agreement compared with impairment of asset charges of $149,743 to write-down the expected value of a marketing incentive agreement in 2008.

Loss Before Other Income (Expense).  As a result of the above, the losses before other income (expense) for fiscal 2009 and fiscal 2008 were $10,648,530 and $13,984,872, respectively.

Other Income (Expense).

Interest expense.   Interest expense was $3,249,515 for fiscal 2009.  Non-cash interest expense for this period was $2,420,942.  Of this, $9,925 relates to the fair value of warrants earned during the period under the Guaranty and Indemnification Agreement between the Company and Mr. Bruce E. Terker, $295,512 relates primarily to interest accrued for funds advanced under the Amended and Restated Loan Agreement that was converted into shares of our Series D Convertible Preferred Stock, and the remaining $2,155,505 relates to the amortization of the fair value of the warrants issued under the Amended and Restated Loan Agreement.  Cash interest was $828,573.  Of this, $354,814 was paid or payable to the Lenders for funds advanced under the terms of the Amended and Restated Loan Agreement, and $421,309 represents the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan Agreement.  Cash interest of approximately $50,000 relates to amounts paid to Mr. Jeffrey Porter for bond collateral guarantees.  Interest expense incurred during fiscal 2008 was $308,497.  In fiscal 2008, the majority of our interest expense represented amortization of non-cash costs recorded for the value of warrants issued to lenders participating in certain financing transactions.  In fiscal 2008, our cash interest expense was $82,919 that was incurred for bond collateral guarantees, advances against our existing line of credit, amortization of cash deferred financing costs, and insurance premium financing.

Loss on Derivative Financial Instruments.  In March and May 2008, we entered into certain Securities Purchase Agreements which included an exchange provision, permitting the investors to exchange the securities they received for the securities sold by us in a subsequent offering, if such an offering occurred within six months.  A portion of the proceeds received was allocated to recognize a derivative liability related to that exchange feature.  The derivative liability is measured at fair value and was initially valued at $163,968.  On June 12, 2008, the exchange feature was triggered and the derivative liability was settled as a result of the exchange.  At that time, the fair value of the derivative liability was estimated to be $560,000.  As a result, for the year ended January 3, 2009, we recorded a loss related to the derivative liability of $396,032 ($560,000 less the $163,968 initially allocated to the liability).  During fiscal 2009, there were no derivative financial instrument liabilities outstanding and, accordingly, we had no gains or losses on such instruments during the year ended January 2, 2010. At January 2, 2010, the Company did not have any remaining items to be measured at fair value and does not have any remaining derivative liabilities.  At January 3, 2009, the Company did not have any remaining items to be measured at fair value and does not have any remaining derivative liabilities.

Loss from Litigation.  In 2008, we recorded a total of $105,500 expense incurred as a result of the settlement of a breach of contract dispute under a services agreement and a settlement agreement from a securities lawsuit, in which the Company admitted no wrongdoing in the matter.  There was no loss from litigation in fiscal 2009.

Loss from Continuing Operations. Loss from continuing operations was $13,898,941 for fiscal 2009, or $872,533 lower than the loss from continuing operations of $14,771,474 for fiscal 2008.

Liquidity and Capital Resources.

From inception to January 2, 2010, we have raised net proceeds of approximately $52.5 million from financing activities. We used these proceeds to fund operating and investing activities.  We had a cash balance of approximately $2.0 million as of March 15, 2010.

Net cash used in operating activities was approximately $8.6 million and $13.6 million for fiscal 2009 and fiscal 2008, respectively.  The decrease in cash used in operations was primarily the result of lower losses from operations and increased non-cash expense items.

Net cash used by investment activities for fiscal 2009 was approximately $22,600 for purchases of property and equipment, primarily for additional computer hardware.  Net cash provided by investment activities for fiscal 2008 was approximately $569,100, consisting of the redemption of our short-term investment of $725,000, offset by approximately $156,000 for purchases of property and equipment, primarily for additional computer hardware and software for new employees and the nFinanSe NetworkTM.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into a revolving credit facility with various lenders in the aggregate principal amount of $15,500,000 (the “Credit Facility”).  Loans under the Credit Facility are to be used solely to make payments to card issuing banks for credit to SVCs.  On November 26, 2008, the Credit Facility was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each lender in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the Credit Facility was November 25, 2009, one year after the initial borrowing and on October 29, 2009, the lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility contemplates that, with the lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.  In addition, commencing on May 7, 2009, the Company sold term loan notes (the “June Term Loan Notes”) with a principal amount of $1,000,000.  The June Term Loan Notes accrue interest at 10% annually and were amended to mature on August 31, 2009.  The Company’s obligations under the June Term Loan Notes are secured by a lien on substantially all of its assets. The June Term Loan Notes were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P., Lancaster Investment Partners, L.P., 5 Star Partnership, L.P., EDJ Limited and Trellus Partners, L.P.  In June 2009, the Company received requisite lender permission under the Amended and Restated Credit Agreement as well as the consent of the requisite number of holders of its Series A Preferred Stock to issue up to an additional $1 million of Term Loans (the “July Term Loans”), Commencing on July 3, 2009, the Company sold the July Term Loans with a principal amount of $1,000,000.  The July Term Loans accrue interest at 10% annually and mature on August 31, 2009.  The July Term Loans were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P. and Lancaster Investment Partners.  As of October 3, 2009, we had drawn $500,000 under the Amended and Restated Loan Agreement.  The amounts drawn under the June Term Loan Notes, the July Term Loans and Accommodation Loans and accrued interest thereon were exchanged for Series D Preferred Stock on August 21, 2009 as described in Note D to our consolidated financial statements.

Mr. Terker, a current member of the Board of Directors, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which were holders of the June Term Loan Notes and July Term Loans.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the June Term Loan Notes and the July Term Loans.

During fiscal 2009, our financing activities included net cash of approximately $7.3 million through sales equity and borrowings of $4.7 million under the Credit Facility ($2.7 million of Accommodation Loan borrowings, $2.0 million of June and July Term Loan Note borrowings) offset by approximately $22,500 in stock issuance costs.  During fiscal 2008, our financing activities included net cash of approximately $10.2 million through sales of certain of our equity and borrowings of $1.2 the Credit Facility offset by approximately $459,600 in deferred financing costs incurred in connection with the Credit Facility.

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end of the year aggregated approximately $9,600,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

To fund the full scale implementation of our business plan and the planned rollout and distribution of cards in both the retail and paycard segments of our business, we will need to raise approximately $3 to $5 million of additional capital during fiscal 2010.  We expect to finance this through public or private equity offerings and have retained investment bankers to assist.  We may decide to raise the capital in more than one transaction based on market conditions and business circumstances.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward.  This fact alone could hamper our ability to raise the funds necessary to permit us to continue as a going concern for a reasonable period of time. If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stockholders.

Changes in Number of Employees. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements

Operating Leases.

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at January 2, 2010:

Fiscal year ending	Amounts

2010	$215,800
2011	205,000
2012	156,300
2013	-
2014	-

Total	$577,100

Employment Agreements.

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

Service and Purchase Agreements.

We have entered into renewable contracts with DFS Services LLC and VISA® U.S.A. Inc., our card networks, Palm Desert National Bank (“PDNB”), and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from June 30, 2010 through December 26, 2014.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During the fiscal 2009 and fiscal 2008, we made aggregate payments of approximately $753,400 and $594,200, respectively to Metavante, $13,700 and $2,100, respectively to PDNB and $147,400 and $111,500, respectively, to FB&T under these agreements.

Bond Collateral.

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end of the year aggregated approximately $9,600,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

On February 19, 2008, the Company completed the funding of collateral amounting to approximately $1.8 million required for the performance bonds issued in connection with our state licensing efforts. The collateral, in the form of a one-year letter of credit issued by a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Mr. Porter, one of our major stockholders, and Bruce E. Terker, a member of our Board and a current major stockholder.  Of the total collateral amount, Mr. Porter arranged for approximately $1 million, and the remainder was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into respective Guaranty and Indemnification Agreements. Accordingly, we were contingently liable for the face amount of the letter of credit of approximately $1.8 million, which expired February 2009. Mr. Porter was compensated in cash at 2% of the $1 million in collateral per quarter paid in arrears. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of our common stock at a purchase price of $3.35 per share, which was earned ratably over the course of the year. The Guarantee and Indemnification Agreements were cancelled in February 2009.

Critical Accounting Policies

Revenue Recognition.

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

Our revenue recognition policy is consistent with the criteria set forth in SEC guidance for determining when revenue is realized or realizable and earned. In accordance with the requirements of this guidance, we recognize revenue when (1) persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.  Certain periodic card costs are recognized as incurred.

Use of Estimates.

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

Stock-Based Compensation.

We account for stock-based compensation utilizing the fair value recognition pursuant to an applicable Accounting Standard Codification (“ASC”). This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of shared-based payments such as stock options granted to employees.  These options generally vest over a period of time and the related compensation cost is recognized over that vesting period.

With respect to non-employee stock options that vest at various times and have no significant disincentives for non-performance and/or specific performance commitments, we follow relevant accounting guidance.  Pursuant to this guidance, the value of these options is estimated at each reporting date and finally measured at the respective vesting date(s) of the options (or the date on which the consultants’ performance is complete).  The expense for each group of options is recognized ratably over the vesting period for each group, and the estimated value of any unvested options is updated each period. As a result, under these arrangements, our initial and periodic recording of stock-based compensation expense represents an estimate for which changes are reflected in the period that they are determined to be necessary.

Long-Lived Assets.

In accordance with applicable ASC guidance, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable.  As of January 2, 2010, our estimates indicate that the remaining long-lived assets are recoverable.

Convertible Debt and Equity Securities Issued with Registration Rights Agreements.

In connection with the sale of debt or equity securities, we may enter into registration rights agreements that generally require us to file registration statements with the SEC to register common stock shares that may be issued on conversion of debt or preferred stock to permit resale of common stock shares previously sold under an exemption from registration or to register common stock shares that may be issued on exercise of outstanding options or warrants. The agreements typically require us to pay damages, in the form of contractually stipulated penalties, for any delay in filing the required registration statements or in the registration statements becoming effective, maintaining effectiveness or, in some instances, maintaining a listing of our common stock. These damages are usually expressed as a fixed percentage, per month, of the original proceeds we received on issuance of the debt, preferred stock, common stock shares, options or warrants. We account for any such penalties as contingent liabilities, applying the applicable accounting guidance. Accordingly, we recognize any damages when it becomes probable that they will be incurred and when amounts are reasonably estimable.

Impact of Recently Issued Accounting Pronouncements.

In April 2009, an accounting standard regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies was released.  It addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  The standard also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature.  The standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

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

In June 2009, the FASB issued a standard regarding accounting for transfers of financial assets.  The provisions of this standard amend previous guidance by removing the concept of a qualifying special-purpose entity and removing an exception regarding variable interest entities that were previously considered qualifying special-purpose entities. The provisions of the standard will become effective for us on January 3, 2010. The adoption of this standard is not expected to affect the Company’s consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

The audited financial statements of the Company for the fiscal year (52 week period) ended January 2, 2010 and the fiscal year (53 week period) ended January 3, 2009, and the reports thereon of Baumann, Raymondo & Co. PA, our independent accountants and Kingery & Crouse, P.A., our former independent accountants, are included in this annual report following the Exhibit Index to this annual report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 2, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

As stated above, management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in "Internal Control over Financial Reporting – Guidance for Smaller Public Companies."  Based on the assessment by management, we determined that our internal control over financial reporting was effective as of January 2, 2010.

Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended January 2, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART IV

Item 15.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 27, 2006 and incorporated by reference herein)

3.3	By-Laws, as amended, of the Company (filed as Exhibit 3 to the Company’s Registration Statement on Form SB-2/A filed on November 28, 2001 and incorporated by reference herein)

3.4
Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on December 27, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein).

3.5
Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 29, 2007 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein)

3.6
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein)

3.7
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation, Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein)

3.8
Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on June 12, 2008 (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein)

3.9
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series A Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated by reference herein)

3.10
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series B Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated by reference herein)

3.11
Certificate of Amendment to Certificate of Designation For Nevada Profit Corporation for Series C Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 25, 2009 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated by reference herein)

3.12
Certificate of Designations, Rights and Preferences of the Series D Convertible Preferred Stock, as filed with the Secretary of State of the State of Nevada on August 21, 2009 (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on August 26, 2009 and incorporated by reference herein)

4.1
Form of Senior Secured Convertible Promissory Note, as executed by the Company and the holders thereof on September 29, 2006 and November 8, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein)

4.2
Form of Securities Exchange Agreement, as executed by the Company and holders of the Company’s Senior Secured Convertible Promissory Notes on September 29, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 and incorporated by reference herein)

4.3
Form of Joinder, as executed on November 8, 2006, by the Company and those holders of Senior Secured Convertible Promissory Notes, all dated as of November 8, 2006, who were not originally parties to the Securities Exchange Agreements, dated as of September 29, 2006 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 13, 2006 and incorporated by reference herein)

4.4
Form of Securities Exchange Agreement, as executed by the Company and the investors signatory thereto on December 28, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein)

4.5
Form of Stock Purchase Agreements, as executed by the Company and the purchasers signatory thereto on December 28, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 4, 2007 and incorporated by reference herein)

4.6
Form of Securities Purchase Agreement, as executed by the Company and the investors signatory thereto on June 29, 2007 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein)

4.7
Form of Warrant, as issued by the Company to certain investors on June 29, 2007 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 5, 2007 and incorporated by reference herein)

4.8
Warrant to Purchase Common Stock, dated February 19, 2008, issued by the Company to Bruce E. Terker (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein)

4.9
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on March 21, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 28, 2008 and incorporated by reference herein)

4.10
Form of Warrant, as issued by the Company to Bruce E. Terker on March 21, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 28, 2008 and incorporated by reference herein)

4.11
Form of Securities Purchase Agreement, as executed by the Company and the purchasers signatory thereto on March 28, 2008 and March 31, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 31, 2008 and incorporated by reference herein)

4.12
Form of Warrant, as issued by the Company to certain investors on March 28, 2008 and March 31, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 31, 2008 and incorporated by reference herein)

4.13
Form of Securities Purchase Agreement, as executed by the Company and Bruce E. Terker on May 16, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 22, 2008 and incorporated by reference herein)

4.14
Form of Warrant, as issued by the Company to Bruce E. Terker on May 16, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 22, 2008 and incorporated by reference herein)

4.15
Form of Securities Purchase Agreement, as executed by the Company and the purchasers signatory thereto on June 12, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein)

4.16
Form of Warrant, as issued by the Company to certain investors on June 12, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein)

4.17
Form of Securities Exchange Agreement, as executed by the Company and the investors signatory thereto on June 12, 2008 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein)

4.18
Form of Amendment No. 1 to Warrant, as issued by the Company to certain lenders on November 26, 2008 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein)

4.19
Form of Warrant, as issued by the Company to certain lenders on November 26, 2008 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein)

4.20
Form of Common Stock Warrant as issued by the Company to certain investors on February 3, 2009 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 9, 2009 and incorporated by reference herein)

4.21
Form of Amendment No. 1 to Warrants issued to certain Lenders on February 3, 2009 (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 9, 2009 and incorporated by reference herein)

4.22
Form of Note, as issued by the Company to certain lenders in connection with the note offering which commenced on May 7, 2009 (the “Term Loan Notes”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009 and incorporated by reference herein)

4.23
Form of Common Stock Warrant as issued by the Company in tandem with the Term Loan Notes (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009 and incorporated by reference herein)

4.24
Form of Securities Purchase Agreement, as executed by the Company and certain investors on August 21, 2009 (filed as Exhibit 99.1 to that certain Form 8-K filed on August 26, 2009 and incorporated by reference herein)

4.25	Form of Warrant, as issued by the Company to certain investors on August 21, 2009 (filed as Exhibit 99.2 to that certain Form 8-K filed on August 26, 2009 and incorporated by reference herein)

10.1
Swift Pay Service Agreement, dated as of March 18, 2005, by and between Western Union and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 and incorporated by reference herein)

10.2
ExpressPayment (TM) Service Agreement, dated as of October 31, 2006, by and between MoneyGram Payment Systems, Inc. and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005 and incorporated by reference herein)

10.3
Stored Value Card Issuer Agreement, dated as of May 10, 2006, by and between Discover Financial Services LLC and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006 and incorporated by reference herein)

10.4
Stored Value Prepaid Card Sponsorship Agreement, dated as of October 20, 2006, and Addendum to Stored Value Prepaid Card Sponsorship Agreement, dated as of November 10, 2006, by and between Palm Desert National Bank and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.5
Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.6**
Employment Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.7**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.8**
Employment Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.9**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.10**
Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.11
Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein)

10.13	2004 Amended Stock Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.14**
Separation Agreement and Release of Claims, dated as of January 29, 2007, by and between the Company and Clifford Wildes (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007 and incorporated by reference herein)

10.15**
Offer of Employment, dated April 24, 2007, by and between the Company and Jerome Kollar (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated by reference herein)

10.16**
Incentive Stock Option Grant, dated May 14, 2007, by and between the Company and Jerome Kollar (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated by reference herein)

10.17
Commercial Lease Agreement, dated as of April 16, 2007, by and between FLA Owner LLC and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on November 9, 2007 and incorporated by reference herein)

10.18
Letter of Credit Accommodation (together with a sample Irrevocable Letter of Credit to be issued thereunder), dated February 14, 2008, between the Company and National Penn Bank (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein)

10.19
Guaranty and Indemnification Agreement, dated February 15, 2008, by and between the Company and Jeffrey Porter (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein)

10.20
Guaranty and Indemnification Agreement, dated February 19, 2008, by and between the Company and Bruce E. Terker (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 22, 2008 and incorporated by reference herein)

10.21
Loan and Security Agreement, dated as of June 10, 2008, among the Company, nFinanSe Payments Inc., and the lenders party thereto and Ballyshannon Partners, L.P., as agent (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on June 16, 2008 and incorporated by reference herein)

10.22
Amended and Restated Loan and Security Agreement, dated as of November 26, 2008, among the Company, nFinanSe Payments Inc., and the lenders party thereto and Ballyshannon Partners, L.P., as agent (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 3, 2008 and incorporated by reference herein)

10.23
First Amendment to Amended and Restated Loan and Security Agreement, as executed by the Company, and nFinanSe Payments Inc., the lenders party thereto, and Ballyshannon Partners, L.P., acting as agent, on February 3, 2009 (filed as Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 9, 2009 and incorporated by reference herein)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

21.1*	List of the Company’s Subsidiaries

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*   Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

           In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nFinanSe Inc.

By:	/s/ Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
	Date:	April 1, 2010

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	April 1, 2010

By:	/s/Raymond P. Springer
Raymond P. Springer, Secretary and Chief Financial Officer
(Principal Financial Officer)
	Date:	April 1, 2010

By:	/s/ Jerome A. Kollar
Jerome A. Kollar, Principal Accounting Officer
	Date:	April 1, 2010

By:	/s/ Ernest W. Swift
Ernest W. Swift, Director
	Date:	April 1, 2010

By:	/s/ Donald A. Harris
Donald A. Harris, Director
	Date:	April 1, 2010

By:	/s/ Joseph D. Hudgins
Joseph D. Hudgins, Director
	Date:	April 1, 2010

By:	/s/ Bruce E. Terker
Bruce E. Terker, Director
	Date:	April 1, 2010

nFinanSe Inc.
(A Development Stage Enterprise)

Consolidated Financial Statements
as of and for the fiscal years ended January 2, 2010 and January 3, 2009 and for the period July 10, 2000 (inception) to January 2, 2010,
and
Report of Independent Registered Public Accounting Firm

nFinanSe Inc.
(A Development Stage Enterprise)

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms………………..………………………….....……….........................................................................................................................................................................................
F-3 & F-4
Consolidated Financial Statements:

Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009…………………...
F-5

Consolidated Statements of Operations for the fiscal year ended January 2, 2010, the fiscal year ended January 3, 2009 and the period July 10, 2000 (inception) to January 2, 2010………..….…………….…………….....
F-6

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal year ended January 2, 2010, the fiscal year ended January 3, 2009 and each fiscal period from July 10, 2000 (inception) to January 2, 2010 …….
F-7
Consolidated Statements of Cash Flows for the fiscal year ended January 2, 2010, the fiscal year ended January 3, 2009 and the period July 10, 2000 (inception) to January 2, 2010………..….…………….……………....	F-13

Notes to Consolidated Financial Statements…………….………..……………..…………………………………..............................................................................................................................................................................................
F-15

[LETTERHEAD OF Baumann, Raymondo & Co. PA]

To the Board of Directors and Stockholders
nFinanSe Inc.
Tampa, Florida

We have audited the consolidated balance sheet of nFinanSe Inc. and subsidiaries (the “Company”)  ( a development stage enterprise) as of January 2, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended January 2, 2010, and for each fiscal period from July 10, 2000 (inception) to January 2, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for each fiscal period from July 10, 2000 (inception) through January 3, 2009 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nFinanSe Inc. and subsidiaries as of January 2, 2010 and the results of their operations and cash flows for the fiscal year ended January 2, 2010, and for each fiscal period from July 10, 2000 (inception) to January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of nFinanSe Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2010 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Baumann, Raymondo & Co. PA

March 29, 2010
Tampa, FL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of nFinanSe Inc. and Subsidiaries:

 In our opinion, the consolidated balance sheet as of January 3, 2009, and the  related statements of operations, stockholders’ (deficit) equity and of cash flows for the fiscal year then ended present fairly, in all material respects, the results of operations and cash flows nFinanSe Inc. and its subsidiaries (the “Company”),  a development stage enterprise, as of and for the fiscal year ended January 3, 2009 and, cumulatively, for the period from July 10, 2000 (date of inception) to January 3, 2009 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and B to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations and has ongoing requirements for additional capital investment.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KINGERY & CROUSE, P.A.

Certified Public Accountants

Tampa, FL

March 30, 2009

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	January 2,	January 3,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,794,788	$475,608
Restricted cash	343,075	472,500
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	189,015	52,078
Other	13,519	25,776
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $30,800 and $224,600, respectively	236,758	402,505
Current portion of deferred financing costs (net of accumulated amortization of $459,607 and $38,300, respectively)	-	421,306
Inventories	1,416,890	2,885,779
Total current assets	5,994,045	4,735,552
PROPERTY AND EQUIPMENT	405,615	625,746

OTHER ASSETS
Deferred financing costs (net of accumulated amortization of $3,113,841 and $127,532, respectively)	-	1,402,849
Deferred cost of marketing incentive agreement warrants (net of accumulated amortization of $10,281 and $4,309, respectively)	-	381,250
Other assets	54,932	272,404

TOTAL ASSETS	$6,454,592	$7,417,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$347,936	$343,020
Accrued personnel costs	88,231	105,772
Accrued inventory liability	-	210,159
Accrued lease and contractual obligations	-	150,241
Credit facility loans outstanding	500,000	1,200,000
Deferred revenues	51,667	31,250
Other accrued liabilities	44,365	522,113
Total current liabilities	1,032,199	2,562,555

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 16,869,822 and 12,537,984 shares issued and outstanding on January 2, 2010 and January 3, 2009, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 shares issued and outstanding with liquidation values of $7,705,093 and $7,692,620 (including undeclared accumulated dividends in arrears of $204,609 and $192,136) as of January 2, 2010 and January 3, 2009, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at January 2, 2010 and January 3, 2009	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at January 2, 2010 and January 3, 2009	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,331,838 shares issued and outstanding with a liquidation value of $12,995,514 at January 2, 2010	4,332	-
Common stock - $0.001 par value: 200,000,000 shares authorized; 9,542,887 and 9,344,108 shares issued and outstanding as of January 2, 2010 and January 3, 2009, respectively	9,543	9,344
Additional paid-in capital	71,421,315	56,770,705
Deficit accumulated during the development stage	(66,025,335)	(51,937,341)
Total stockholders’ equity	5,422,393	4,855,246

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,454,592	$7,417,801

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended January 2, 2010	For the fiscal year ended January 3, 2009	For the period July 10, 2000 (inception) to January 2, 2010
REVENUES	$15,789	$33,409	$1,255,366

OPERATING EXPENSES
Transaction and operating expenses	3,284,292	2,401,994	8,050,483
Selling and marketing expenses	1,807,945	3,683,345	9,847,922
General and administrative expenses	5,572,082	7,932,942	36,075,677
Total operating expenses	10,664,319	14,018,281	53,974,082

Loss before other income (expense)	(10,648,530)	(13,984,872)	(52,718,716)

Other income (expense):
Interest expense	(3,249,515)	(308,497)	(5,246,276)
Interest income	-	24,185	1,164,425
Gain (loss) on derivative instruments	-	(396,032)	1,449,230
Loss from litigation	-	(105,500)	(105,500)
Loss on debt extinguishment	-	-	(4,685,518)
Registration rights penalties	-	-	(98,649)
Other expense	(896)	(758)	(95,510)
Total other expense	(3,250,411)	(786,602)	(7,617,798)

Loss from continuing operations	(13,898,941)	(14,771,474)	(60,336,514)

Loss from discontinued operations	-	-	(3,861,579)

Net loss	(13,898,941)	(14,771,474)	(64,198,093)
Dividends paid on Series A Convertible Preferred Stock	(189,054)	(190,527)	(1,827,244)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(384,380)	(192,136)	(384,380)
Net loss attributable to common stockholders	$(14,472,375)	$(15,154,137)	$(66,409,717)
Net loss per share - basic and diluted:
Continuing operations	$(1.52)	$(1.74)
Discontinued operations	$-	$-
Total net loss per share	$(1.52)	$(1.74)
Weighted average number of shares outstanding	9,529,745	8,715,664

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Common Stock		Additional Paid-In	Common Stock Subscribed and Note Receivable From	Deficit Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total

Balances, July 10, 2000 (inception)	$-	$-	$-	-	$-	$-	$-	$-	$-

Common Stock subscription	-	-	-	-	-	-	100	-	100
Net loss	-	-	-	-	-	-	-	-	-
Balances, December 31, 2000	-	-	-	-	-	-	100	-	100

Issuance of Common Stock for cash:
At $0.177 per share	-	-	-	2,547	3	447	(100)	-	350
At $0.126 per share	-	-	-	39,802	39	4,961	-	-	5,000
Issuance of Common Stock for services
At $1.57 per share	-	-	-	77,853	78	122,172	-	-	122,250
Net loss	-	-	-	-	-	-	-	(216,982)	(216,982)
Balances, December 31, 2001	-	-	-	120,202	120	127,580	-	(216,982)	(89,282)

Issuance of Common Stock for cash:
At $1.57 per share	-	-	-	1,337	1	2,099	-	-	2,100
At $2.62 per share	-	-	-	64,766	65	169,435	-	-	169,500
At $3.14 per share	-	-	-	15,921	16	49,984	-	-	50,000
Issuance of Common Stock for services:
At $1.57 per share	-	-	-	46,412	46	72,834	-	-	72,880
At $2.62 per share	-	-	-	75,465	75	197,816	-	-	197,891
At $3.14 per share	-	-	-	3,375	3	10,597	-	-	10,600
Net loss	-	-	-	-	-	-	-	(451,646)	(451,646)
Balances, December 31, 2002	-	-	-	327,478	326	630,345	-	(668,628)	(37,957)

Issuance of Common Stock for cash:
At $1.57 per share	-	-	-	14,210	14	22,299	-	-	22,313
At $3.14 per share	-	-	-	12,737	13	39,987	-	-	40,000
Issuance of Common Stock for services
At $3.14 per share	-	-	-	189,289	189	594,276	-	-	594,465
Issuance of Common Stock for assets of Typhoon Technologies at $3.14 per share	-	-	-	71,068	71	223,119	-	-	223,190
Net loss	-	-	-	-	-	-	-	(954,974)	(954,974)
Balances, December 31, 2003	-	-	-	614,782	613	1,510,026	-	(1,623,602)	(112,963)

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Common Stock		Additional Paid-In	Common Stock Subscribed and Note Receivable From	Deficit Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Issuance of Common Stock for cash at $1.57 per share	-	-	-	13,183	13	20,687	-	-	20,700
Issuance of Common Stock held in escrow	-	-	-	17,513	18	(18)	-	-	-
Common Stock issued for services at $3.14 per share	-	-	-	4,521	5	14,195	-	-	14,200
Issuance of Common Stock in exchange for net assets in a recapitalization	-	-	-	1,351,250	1,351	2,967,649	(3,000,000)	-	(31,000)
Collections on note receivable from stockholder	-	-	-	-	-	-	1,615,586	-	1,615,586
Net loss	-	-	-	-	-	-	-	(1,031,335)	(1,031,335)
Balances, September 30, 2004	-	-	-	2,001,249	2,000	4,512,539	(1,384,414)	(2,654,937)	475,188

Issuance of Common Stock and warrants for cash:
At $4.00 per share	-	-	-	356,250	356	1,424,644	-	-	1,425,000
At $8.00 per share (net of stock issuance costs)	-	-	-	618,125	618	4,882,996	-	-	4,883,614
Allocation of proceeds from sales of Common Stock to derivative financial instruments (warrants)	-	-	-	-	-	(3,461,500)	-	-	(3,461,500)
Allocation of proceeds from sales of Common Stock to derivative financial instruments (registration rights)	-	-	-	-	-	(545,943)	-	-	(545,943)
Value attributable to consulting and director options	-	-	-	-	-	1,074,700	-	-	1,074,700
Issuance of Common Stock for certain property and equipment of MTel	-	-	-	43,183	43	748,157	-	-	748,200
Collections on note receivable from stockholder	-	-	-	-	-	-	1,384,414	-	1,384,414
Net loss	-	-	-	-	-	-	-	(7,417,935)	(7,417,935)
Balances, September 30, 2005	-	-	-	3,018,807	3,017	8,635,593	-	(10,072,872)	(1,434,262)

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Common Stock		Additional Paid-In	Common Stock Subscribed and Note Receivable From	Deficit Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Derivative liability related to warrants exercised for Common Stock	-	-	-	-	-	5,254,468	-	-	5,254,468
Reclassify derivative portion of registration rights damages	-	-	-	-	-	(454,226)	-	-	(454,226)
Warrants exercised for Common Stock at $4.00 per share	-	-	-	618,125	618	2,471,882	-	-	2,472,500
Exercise of vested stock options	-	-	-	10,000	10	(10)	-	-	-
Issuance of additional Common Stock to principal of MTel	-	-	-	7,000	7	(7)	-	-	-
Issuance of Common Stock to consultant	-	-	-	10,000	10	(10)	-	-	-
Issuance of Common Stock in connection with registration rights penalties	-	-	-	101,345	102	652,523	-	-	652,625
Issuance of Common Stock for consultant services	-	-	-	58,750	59	453,175	-	-	453,234
Issuance of warrants to consultants	-	-	-	-	-	226,732	-	-	226,732
Employee and director stock based award activity	-	-	-	-	-	1,272,263	-	-	1,272,263
Cancellation of Common Stock received in litigation settlement with former employee	-	-	-	(2,500)	(2)	2	-	-	-
Correction of stock certificate	-	-	-	1	-	-	-	-	-
Issuance of Common Stock for shares in PBS	-	-	-	7,500	8	83,992	-	-	84,000
Reversal of investment in PBS	-	-	-	-	-	(83,992)	-	-	(83,992)
Record gain on warrants	-	-	-	-	-	(9,000)	-	-	(9,000)
Issuance of additional investment rights	-	-	-	-	-	600,000	-	-	600,000
Net loss	-	-	-	-	-	-	-	(14,789,641)	(14,789,641)
Balances, September 30, 2006	-	-	-	3,829,028	3,829	19,103,385	-	(24,862,513)	(5,755,299)

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Common Stock		Additional Paid-In	Common Stock Subscribed and Note Receivable From	Deficit Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Cancellation of PBS Common Stock	-	-	-	(7,539)	(8)	-	-	-	(8)
Employee and directors stock based award activity	-	-	-	-	-	125,056	-	-	125,056
Amortization and adjustment of registration rights penalties	-	-	-	-	-	203,689	-	-	203,689
Issuance of Series A Convertible Preferred Stock	9,328	-	-	-	-	10,507,985	-	-	10,517,313
Dividends on Series A Convertible Preferred Stock	-	-	-	-	-	1,000,000	-	(1,000,000)	-
Accrued interest satisfied via the issuance of Series A Convertible Preferred Stock	-	-	-	-	-	68,000	-	-	68,000
Net loss		-	-	-	-	-	-	(717,070)	(717,070)
Balances, December 30, 2006	9,328	-	-	3,821,489	3,821	31,008,115	-	(26,579,583)	4,441,681

Employee and director stock based award activity	-	-	-	-	-	1,996,595	-	-	1,996,595
Issuance of PBS warrants	-	-	-	-	-	5,600	-	-	5,600
Issuance of Series B Convertible Preferred Stock	-	1,000	-	-	-	2,787,125	-	-	2,788,125
Private placement of Common Stock	-	-	-	2,023,199	2,023	5,608,889	-	-	5,610,912
Issuance of Common Stock in connection with the conversion of Series A Convertible Preferred Stock to Common Stock	(1,508)	-	-	1,507,450	1,508	-	-	-	-
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock that was converted into Common Stock	-	-	-	15,125	15	52,325	-	(52,353)	(13)
Issuance of DFS Services LLC warrants	-	-	-	-	-	535,302	-	-	535,302
Exercise of vested stock options	-	-	-	4,666	5	8,244	-	-	8,249
Net loss	-	-	-	-	-	-	-	(9,948,094)	(9,948,094)
Balances, December 29, 2007	7,820	1,000	-	7,371,929	7,372	42,002,195	-	(36,580,030)	5,438,357

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Common stock		Additional Paid-In	Common Stock Subscribed and Note Receivable From	Deficit Accumulated During the Development
	Series A	Series B	Series C	Shares	Par Value	Capital	Stockholder	Stage	Total
Employee and director stock based award activity	-	-	-	-	-	1,920,436	-	-	1,920,436
Issuance of Series C Convertible Preferred Stock	-	-	4,038	-	-	7,565,242	-	-	7,569,280
Private placement of Common Stock	-	-	-	1,420,000	1,420	2,660,720	-	-	2,662,140
Issuance of Common Stock in connection with the conversion of Series A Convertible Preferred Stock to Common Stock	(320)	-	-	320,000	320	-	-	-	-
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock that was converted into Common Stock	-	-	-	182,179	182	585,504	-	(585,837)	(151)
Shares issued as settlement without admission of fault for Bedlington Securities litigation	-	-	-	50,000	50	50,450	-	-	50,500
Derivative liability related to exchange feature in the Securities Purchase arrangement.	-	-	-	-	-	396,032	-	-	396,032
Warrants issued in connection with Credit Facility Agreements	-	-	-	-	-	1,530,381	-	-	1,530,381
Warrants issued as compensation for providing collateral on surety bonds	-	-	-	-	-	59,745	-	-	59,745
Net loss	-	-	-	-	-	-	-	(14,771,474)	(14,771,474)
Balances, January 3, 2009	7,500	1,000	4,038	9,344,108	9,344	56,770,705	-	(51,937,341)	4,855,246

									Continued

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Common stock		Additional Paid-In	Common Stock Subscribed and Note Receivable From	Deficit Accumulated During the Development
	Series A	Series B	Series C	Series D	Shares	Par Value	Capital	Stockholder	Stage	Total
Employee and director stock based award activity	-	-	-	-	-	-	471,194	-	-	471,194
Issuance of Series D Convertible Preferred Stock	-	-	-	4,332	-	-	12,968,633	-	-	12,972,965
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock that was converted into Common Stock	-	-	-	-	198,779	199	188,854	-	(189,053)	-
Warrants issued in connection with Credit Facility Agreements	-	-	-	-	-	-	1,012,004	-	-	1,012,004
Warrants issued as compensation for providing collateral on surety bonds	-	-	-	-	-	-	9,925	-	-	9,925
Net loss	-	-	-	-	-	-	-	-	(13,898,941)	(13,898,941)
Balances, January 2, 2010	$7,500	$1,000	$4,038	$4,332	9,542,887	$9,543	$71,421,315	$-	$(66,025,335)	$5,422,393

See notes to consolidated financial statements

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended January 2, 2010	For the fiscal year ended January 3, 2009	For the period July 10, 2000 (inception) to January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,898,941)	$(14,771,474)	$(64,198,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,129	288,571	1,491,933
Provision for inventory obsolescence	247,628	146,952	913,436
Provision for bad debts	-	-	461,972
Amortization of intangible assets	-	-	15,485
Stock based compensation and consulting	471,194	1,920,436	8,565,996
Purchased in process research and development	-	-	153,190
Loss (gain) on derivative instruments	-	396,032	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss on disposal of assets	809	394	29,572
Loss from impairment of assets	1,849,421	374,180	3,319,504
Debt forgiveness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	2,718,676	187,277	3,621,924
Value/expense of third party warrants	5,972	4,202	15,881
Changes in assets and liabilities, net:
Restricted cash	129,425	(472,500)	(343,075)
Receivables	(124,680)	(45,367)	(502,243)
Inventories	(252,949)	(1,314,962)	(3,674,321)
Prepaid expenses and other current assets	587,053	133,765	1,554
Other assets	217,473	(210,379)	(4,119)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	(801,490)	(124,823)	711,624
Accrued registration rights penalties	-	-	98,649
Deferred revenues	20,417	(75,000)	51,667
NET CASH USED IN OPERATING ACTIVITIES	(8,588,863)	(13,562,696)	(46,312,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,608)	(156,371)	(2,133,313)
Early redemption of short-term investment	-	725,496	(2,504)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(30,737)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(22,608)	569,125	(2,368,554)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
	For the fiscal year ended January 2, 2010	For the fiscal year ended January 3, 2009	For the period July 10, 2000 (inception) to January 2, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	-	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	-	8,075,000	8,075,000
Proceeds from issuance of Series D Convertible Preferred Stock	7,253,199	-	7,253,199
Proceeds from borrowings	4,700,000	1,200,000	11,265,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder	-	-	3,000,000
Payment for deferred financing costs	-	(459,606)	(459,606)
Payments for stock issuance costs	(22,548)	(683,580)	(1,519,289)
Proceeds from the exercise of vested stock options			8,249
Proceeds from the issuance of Common Stock	-	2,840,000	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,930,651	10,971,814	52,475,578

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,319,180	(2,021,757)	3,794,788

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	475,608	2,497,365	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,794,788	$475,608	$3,794,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$530,839	$541,527	$1,089,362
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants Issued to DFS Services, LLC	$-	$-	$535,302
Warrants Issued to Lenders	$1,530,381	$1,530,381	$1,530,381
Conversion of Series A Preferred Stock to Common Stock	$-	$320	$1,828
Dividends on Series A Convertible Stock Preferred Stock	$189,054	$585,837	$1,827,244
Declared and unpaid dividends on Series A Convertible Preferred Stock	$179,771	$-	$179,771
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934
Exchange of Accommodation and Term Loans and accrued interest to Series D Convertible Preferred Stock	$5,693,898	$-	$5,693,898

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc., which was originally incorporated under the laws of the State of Florida on July 10, 2000) and those of its wholly-owned subsidiaries, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant)  (collectively the “Company,” “we, ” “us, ” “our”).  All significant intercompany accounts and balances have been eliminated in consolidation. Because we are continuing to raise funds, and because our revenues have been minimal, we are considered to be a development stage enterprise pursuant to an applicable Accounting Standards Codification (“ASC”). Our accounting policies are consistent with the criteria set forth in ASC and Securities and Exchange Commission (“SEC”) guidance.

We began operations by developing a technology platform to enable us to sell stored value cards (“SVCs”) to the un-banked and under-banked market. Typically, this market is primarily composed of “credit challenged” or “cash-based” consumers

In August 2004, we consummated a merger and recapitalization with Pan American Energy Corp (“PAEC”), a publicly traded company that was incorporated under the laws of the State of Nevada on May 26, 2000. From a legal perspective, PAEC was the surviving company and thus continued its public reporting obligations; however for financial statement purposes, the transaction was treated as a reverse merger and a recapitalization whereby we were deemed to be the acquirer and no goodwill or other intangible assets were recorded. In connection with our merger with PAEC, our fiscal year end was changed from December 31 to September 30.  Because our distributor arrangements generally operate on a weekly cycle, in 2006, we changed our year end to the Saturday closest to December 31 of each year.

In 2005, we began selling wholesale telecommunications services and we launched prepaid phone cards in an effort to develop brand recognition in the credit challenged or cash-based consumer market. However, the phone card operation struggled with unacceptable operating losses which were draining resources from our core SVC business.  We made the decision to abandon MBI Services Group, LLC’s prepaid telephone card business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach. As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Loss from discontinued operations” for each period presented.

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

We have obtained a United States Treasury, Federal Crime Enforcement Network Federal Money Services Business License, which is required by some states to conduct our operations.  In addition, 43 states, along with the District of Columbia, have established laws or regulations requiring entities loading money on cards or processing such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  Although we offer our cards in conjunction with national banking institutions that have such federal or state banking charters, on October 2, 2007, we created our wholly owned subsidiary, nFinanSe Payments Inc., for the express purpose of acquiring the required state licenses. We now have the requisite license from 41 states and the District of Columbia. We do not plan to offer cards in the remaining two states (Vermont and Hawaii) that require licenses and have not applied for a license in either state.

In September 2009, we completed an agreement with VISA® USA Inc. that permits us to provide a co-branded VISA prepaid SVC product through a card-issuing bank.  We began marketing and implementing the agreement through our existing channels in late 2009.  Additionally, in November 2009 we executed an agreement with American Express® Travel Related Services Company, Inc. which allows us to market, offer and support an American Express® gift card program.

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

We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectibility of the receivables is reasonably assured. We recognize the costs of these revenues, including the cost of printing the cards, packaging and collateral material, at the time revenue is recognized.  Certain periodic card costs are recognized as incurred.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our prepaid card distributors for our wholesale fees and the load value of gift cards and of the reloadable general spend cards vary by customer but are less than two weeks. Payroll card loads are remitted by the sponsor company directly to the issuing bank, in advance. Transaction fees are paid daily, one day in arrears by our card networks, Discover® Network and VISA®.  Interest income is paid monthly in arrears by the card-issuing bank approximately two weeks into the month following the recognition of such fees or interest income.  Maintenance fees are charged to active cards with balances upon activation and then on the same day of each month in arrears.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and generate sufficient cash to continue as a going concern (2) all long-lived assets are recoverable, and (3) our inventory is properly valued and deemed recoverable.  In addition, stock-based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of thirteen weeks or less to be cash equivalents.

Restricted Cash

Funds classified as restricted cash as at January 2, 2010 relate to loan advances on our credit facility, as described in Note C – Credit Facility and Term Notes.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  Inventories consist of the following:

	January 2, 2010	January 3, 2009
Finished cards	$3,359,927	$2,582,661
Inventory in process	11,663	474,533
	3,371,590	3,057,194
Less reserve for damaged and obsolete inventory at distributors and inventory to be destroyed	1,954,700	171,415
Total Inventories	$1,416,890	$2,885,779

During the fiscal year ended January 2, 2010 (“2009” or “fiscal 2009”), we recognized impairment charges of $1,474,209 on certain inventory items printed in 2007 that are scheduled to be destroyed or that have an expiration date of less than six months prior to their expiration.  During the fiscal year ended January 3, 2009 (“2008” or “fiscal 2008”), in addition to increasing our reserve for damaged and obsolete inventory at distributors, we also recorded a $224,400 inventory impairment charge for gift cards printed in 2006 that have an expiration date of less than twelve months prior to their projected date of deployment.  These inventory impairment charges are included in transaction and operating expenses in the accompanying statement of operations.

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

Long-Lived Assets

In accordance with applicable ASC guidance, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. During fiscal 2009, we recognized impairment charges of $375,212 on an intangible asset related to a marketing incentive agreement.  During fiscal 2008, we recognized an impairment charge of $149,743 on the same intangible asset.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations

As of January 2, 2010, our estimates indicate that the remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $354,400 and $1,200,500 during fiscal 2009 and 2008, respectively, are expensed as incurred. The majority of advertising for fiscal 2009 was related to attending trade shows and employing media consultants, while the majority of advertising for fiscal 2008 was related to national trade print advertising.  At January 2, 2010 and January 3, 2009, we had approximately $30,800 and $224,600, respectively, in prepaid marketing of which the majority is related to product placement payments and advertising promotional payments made to a nation-wide retailer. The product placement payments are being amortized as a reduction of revenue over the contract period and the promotional payments are expensed when the advertising event occurs.

Research and Development

Research and development costs, which approximated $1,075,400 and $1,243,800 during fiscal 2009 and fiscal 2008, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

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

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at January 2, 2010:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	9,542,887
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	43,318,380
Stock Options	3,012,638
Warrants	57,759,385

Total	126,171,274
* as-converted.

Income Taxes

Under the ASC’s, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from reserves for inventory obsolescence, impairment charges and accounts payable and accrued liabilities that are not deductible for tax reporting until they are realized and/or paid.  See Note D – Income Taxes.

Financial Instruments and Concentrations

Financial instruments, consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investment(s), accounts receivable, accounts payable, accrued liabilities and credit facilities.  The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We frequently maintain cash balances in excess of federally insured limits. However, we believe that cash balances held in non interest bearing accounts are fully insured at this time. As such, with interest rates at historical lows, we have made the decision to maintain cash balances at more than one bank to diversify our exposure and to use our non-interest-earning balances to lower any banking fees. Our revenues and accounts receivable balance is and is expected to be primarily composed of amounts generated from our largest distributor, InComm.  We have not experienced any losses from receivables due from InComm.

Stock-Based Compensation

We account for stock-based compensation utilizing the fair value recognition pursuant to an ASC. This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of shared-based payments such as stock options granted to employees.  These options generally vest over a period of time and the related compensation cost is recognized over that vesting period.

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	For the fiscal year ended January 2, 2010	For the fiscal year ended January 3, 2009

Transaction and operating expenses	$3,575	$399
Selling and marketing expenses	125,410	218,165
General and administrative expenses	341,352	1,701,872
Interest expense	9,925	59,745
Total stock-based compensation	$480,262	$1,980,181

Amounts charged to interest expense represent the costs of warrants issued as compensation to Mr. Bruce E. Terker, one of the Company’s directors, for supplying a portion of the required collateral for bonds issued to support our state money transmitter licenses.

Dividends on Preferred Stock

Our Series A Preferred Stock accrues dividends of 5% per annum, which are paid semiannually and can be satisfied in cash or through the issuance of Common Stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Amended and Restated Loan and Security Agreement, dated November 26, 2008 (see Note C – Credit Facility and Term Notes), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on our Series B Convertible Preferred Stock, on our Series C Convertible Preferred Stock or on our Series D Convertible Preferred Stock.

Dividends owed but not declared on our Series A Preferred Stock were $192,136 as of January 3, 2009, which were subsequently satisfied through the issuance of Common Stock.  On August 11, 2009, the Company’s Board of Directors (the “Board”) declared $179,772 in dividends due through June 30, 2009 to be paid through the issuance of 391,565 shares of our Common Stock, which remain unpaid as of January 2, 2010.  Dividends owed but not declared on our Series A Preferred Stock were $204,609 as of January 2, 2010.  During fiscal 2008, dividends were also paid on the voluntary conversion of 320,000 shares of Series A Preferred Stock into 320,000 shares of Common Stock, in the form of 1,301 shares of Common Stock.

Fair Value Measurements

An accounting standard defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements.  In February 2007 the standard was amended.  We adopted the amended standard on December 30, 2007, the first day of fiscal 2008. This standard permits entities to choose to measure many financial instruments and certain other items at fair value.

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

At January 2, 2010, the Company did not have any items to be measured at fair value.

Reclassifications

Certain amounts in the inception-to-date financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In April 2009, an accounting standard regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies was released.  It addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met.  The standard also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature.  The standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2010. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements, absent any material business combinations.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued the following three standards intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

One standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  The standard also provides guidance on identifying circumstances that indicate a transaction is not orderly.  Its adoption did not affect the Company’s consolidated financial statements.

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

In June 2009, the FASB issued a standard regarding accounting for transfers of financial assets.  The provisions of this standard amend previous guidance by removing the concept of a qualifying special-purpose entity and removing an exception regarding variable interest entities that were previously considered qualifying special-purpose entities. The provisions of the standard will become effective for us on January 3, 2010. The adoption of this standard is not expected to affect the Company’s consolidated financial statements.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  During fiscal 2009, in order to fund our operations, we received short term financing from several of our major stakeholders, two of which are affiliated with Mr. Terker, one of our directors.  From August through December 2009, we issued 4,331,838 shares of Series D Preferred Stock and 43,318,380 warrants for the aggregate purchase price of $12,995,514, $7,301,616 of which was paid by investors in cash and $5,693,898 was paid by investors through the exchanges of a like amount of certain outstanding accommodation loans, term loans and accrued interest payable thereon referred to here and described in Note C.  Because of our operating losses, at January 2, 2010, we have a cash balance of approximately $3,794,800 which amount is not expected to be adequate to meet our anticipated cash commitments in 2010.  To meet our cash needs, we expect to raise between $3 and $5 million in additional net equity capital to fund our 2010 fiscal year operations. We estimate this additional equity will be needed for us to reach a critical mass of cards in the marketplace and achieve positive cashflow.

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

NOTE C – CREDIT FACILITY and TERM NOTES

Credit Facility
On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Original Loan Agreement”) and, on November 26, 2008, entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd., Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Original Loan Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans under the Original Loan Agreement (each, a “Loan”) may be used solely to make payments to card-issuing banks for credit to SVCs.  The Amended and Restated Loan Agreement modified the Original Loan Agreement by establishing a sub-commitment of $3,400,000, pursuant to which each Lender, excluding Midsummer Investment, Ltd., which did not participate in the sub-commitment, in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans will be funded by the Lenders into separately controlled accounts subject to the Lenders’ lien.  Loan amounts deposited into a lender-controlled loan account are reflected as Restricted Cash on our balance sheet and bear interest at 6% per annum until withdrawn (for the sole purpose of funding SVCs) from that deposit account, at which time they bear interest at 16% per annum.  Accommodation Loans are funded into a company-controlled operating account and bear interest at 16% per annum.  Loans may be repaid and re-borrowed in accordance with the provisions of the Original Loan Agreement.  Accommodation Loans may be repaid and re-borrowed in accordance with the provisions of the Amended and Restated Loan Agreement, including the requirement that upon the occurrence and during an event of default, Accommodation Loans will be repaid after the repayment in full of all other loans under the Credit Facility.

Prior to its conversion as discussed below, the maturity date of the Credit Facility was November 25, 2009, one year after the initial borrowing.  On October 29, 2009, the Lenders approved the extension of maturity for an additional six months, or May 25, 2010, upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility provides for usual and customary events of default, including but not limited to (i) the occurrence of a Material Adverse Change and (ii) the occurrence of a Change of Control (as such terms are defined in the Amended and Restated Loan Agreement).  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.

As of January 2, 2010, the Borrowers had drawn $500,000 under the Amended and Restated Loan Agreement.

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

As consideration for providing the Accommodation Loans, the Company agreed to issue new warrants (the “Accommodation Loan Warrants”) to the Accommodation Lenders (as such term is defined in the Amended and Restated Loan Agreement) entitling them to purchase up to an aggregate of 1,700,000 shares of Common Stock at a per share price of $2.00, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits. The Accommodation Loan Warrants expire on November 26, 2010.

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

Term Loan Notes
Commencing on May 7, 2009, the Company sold term loan notes (the “June Term Loan Notes”) with a principal amount of $1,000,000.  The June Term Loan Notes accrue interest at 10% annually and were amended to mature on August 31, 2009.  The Company’s obligations under the June Term Loan Notes are secured by a lien on substantially all of its assets. The Term Loan Notes were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P., Lancaster Investment Partners, L.P., 5 Star Partnership, L.P., EDJ Limited and Trellus Partners, L.P.

The June Term Loan Notes provide for usual and customary events of default, including but not limited to (i) failure to pay interest or any fees within three business days of the date when due, and (ii) the occurrence of any event of default under the Amended and Restated Loan Agreement.

Mr. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which are purchasers of the June Term Loan Notes.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the offering of the June Term Loan Notes and the June and the Term Loan Notes.

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

In June 2009, the Company received permission from the required lenders of the Amended and Restated Credit Agreement as well as the requisite holders of its Series A Preferred Stock to issue up to an additional $1 million of Term Loans (the “July Term Loans”), Commencing on July 3, 2009, the Company sold the July Term Loans with a principal amount of $1,000,000.  The July Term Loans accrue interest at 10% annually and mature on August 31, 2009.  The July Term Loans were purchased by each of Ballyshannon Partners, L.P., Odyssey Capital Group, L.P. and Lancaster Investment Partners.

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

The Accommodation Loans, June Term Loan Notes, the July Term Loans and accrued interest thereon were exchanged for Series D Preferred Stock on August 21, 2009 as described in Note H – Common Stock and Convertible Preferred Stock Transactions.  As of the exchange date, all unamortized deferred financing costs were recorded to additional paid-in-capital.  All Term Note Warrants were amended in connection with the purchase of the Series D Preferred Stock that reduced the exercise price to $0.01 per share.

NOTE D – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provisions for income taxes or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

We believe that on December 28, 2006, we triggered the “change in control” provisions of the Internal Revenue Code limiting our $16.1 million operating loss carry forwards up to that date, to approximately $242,000 per year until such carryforwards expire. Assuming our additional net operating loss carry forwards incurred in fiscal years 2007, 2008 and 2009 are not disallowed by taxing authorities because of such change in control provisions, at January 2, 2010, we have total net operating loss carry forwards of approximately $35.3 million for income tax purposes.  In addition to the reduction of operating loss carry forwards arising from the change in control, our net operating loss carry forwards differ from our deficit primarily due to dividends paid on Series A Convertible Preferred Stock and the loss on derivative financial instruments and certain stock based compensation and impairment expenses that are considered to be permanent differences between book and tax reporting. These loss carry forwards expire in various years through the year ending December 31, 2029.  Components of our net current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at January 2, 2010:

Net current deferred income tax asset:
Accounts payable and accrued liabilities	$164,100
Deferred revenues (net of receivables)	(51,700)
Prepaid expenses and other assets	(89,100)
Subtotal	23,300
Less valuation allowance	(23,300)
Net current deferred income tax asset	$-

Non-current deferred income tax asset:
Intangibles	$10,600
Net operating loss carry forwards	13,296,100
Subtotal	13,306,700
Less valuation allowance	(13,306,700)

Non-current deferred income tax asset	$-

Our deferred income tax assets are not recorded in the accompanying consolidated balance sheet because we established valuation allowances to fully reserve them as their realization did not meet the required asset recognition standard established by accounting standards. The total valuation allowance increased by approximately $3,876,900 for the fiscal year ended January 2, 2010.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	January 2, 2010	January 3, 2009

Furniture, fixtures and equipment	$952,435	$932,229
Computer software	200,462	200,462
Leasehold improvements	196,840	196,840
	1,349,737	1,329,531
Less accumulated depreciation and amortization	(944,122)	(703,785)

Property and equipment – net	$405,615	$625,746

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at January 2, 2010:

Fiscal year ending	Amounts

2010	$215,800
2011	205,000
2012	156,300
2013	-
2014	-

Total	$577,100

Rent expense included in loss from continuing operations for fiscal 2009 and fiscal 2008, was approximately $261,800 and $362,300, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC and VISA® U.S.A. Inc., our card networks, Palm Desert National Bank (“PDNB”), and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from June 30, 2010 through December 26, 2014.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante and FB&T agreements also require a minimum payment of $5,000 and $7,500 per month, respectively.  During fiscal 2009 and fiscal 2008, we made aggregate payments of approximately $753,400 and $594,200, respectively to Metavante, $13,700 and $2,100, respectively to PDNB and $147,400 and $111,500, respectively, to FB&T under these agreements.

Our agreements with PDNB and FB&T require us to maintain certain reserve balances for our card programs.  As of January 2, 2010, the reserve balances held at PDNB and FB&T were $10,000 and $25,000, respectively.  These amounts are included in “Other assets” on the Company’s balance sheet as of January 2, 2010.

Pending or Threatened Litigation

We may become involved in litigation from time to time in the ordinary course of business. However at January 2, 2010, to the best of our knowledge, no such litigation exists or is threatened.

Bond Collateral

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end of the year aggregated approximately $9,600,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

On February 19, 2008, the Company completed the funding of collateral amounting to approximately $1.8 million required for the performance bonds issued in connection with our state licensing efforts. The collateral, in the form of a one-year letter of credit issued by a bank, was placed with the insurance company that issued the various bonds aggregating to a face amount of approximately $7.2 million. The issuing bank required that the letter of credit be guaranteed by Mr. Porter, one of our major stockholders, and Bruce E. Terker, a member of our Board and a current major stockholder.  Of the total collateral amount, Mr. Porter arranged for approximately $1 million, and the remainder was provided by Mr. Terker. In connection with this accommodation, the Company and Messrs. Porter and Terker entered into respective Guaranty and Indemnification Agreements. Accordingly, we were contingently liable for the face amount of the letter of credit of approximately $1.8 million, which expired February 2009. Mr. Porter was compensated in cash at 2% of the $1 million in collateral per quarter paid in arrears. Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of our common stock at a purchase price of $3.35 per share, which was earned ratably over the course of the year. The Guarantee and Indemnification Agreements were cancelled in February 2009.

NOTE G - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, thus providing a total of 4,009,850 shares for issuance under the combined plans.  As of January 2, 2010, we had 997,212 shares available under the combined plans for future option grants and 3,012,638 total options outstanding, consisting of 2,891,388 options issued to employees and non-employee directors and 121,250 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2019.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended January 2, 2010 and January 3, 2009:

	Fiscal 2009	Fiscal 2008
Expected term in years	5	5
Expected stock price volatility	165% - 191%	73% - 165%
Risk free interest rate	1.50% - 2.31%	1.50% - 3.08%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity during the fiscal years ended January 2, 2010 and January 3, 2009:

	Number of Options	Weighted average exercise Price per share (price at date of grant)

Outstanding at December 29, 2007	2,403,696	$3.59
Granted	510,750	$3.33
Cancelled	(272,667)	$3.34
Outstanding at January 3, 2009	2,641,779	$3.57
Granted	661,250	$0.78
Cancelled	(290,391)	$2.23
Outstanding at January 2, 2010	3,012,638	$3.09
Options granted at or above market value during the year January 2, 2010	661,250

The following table summarizes information regarding options that are outstanding at January 2, 2010:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.25-$1.02	549,500	9.4	$0.72	12,750	$0.75
$1.30-$2.20	1,102,402	7.1	$1.54	1,102,263	$1.54
$2.30-$3.75	507,963	6.1	$3.42	460,102	$3.44
$4.00-$32.00	852,773	6.0	$6.42	823,482	$6.50
	3,012,638	7.0	$3.09	2,398,597	$3.60

The grant-date fair value of options granted during fiscal 2009 and fiscal 2008 was approximately $318,400 and $1.1 million, respectively.  The total fair value of shares vested during fiscal 2009 was approximately $480,300.  At January 2, 2010, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $343,500, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Executive Officer, Jerry R. Welch, 250,000 stock options at an exercise price of $1.00 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $143,840.  Options to purchase 50,000 shares will become fully vested on the anniversary date of the grant and 50,000 options will vest ratably over the 12 months beginning March 31, 2010. Of the final 150,000 options, 75,000 were to vest on the first anniversary date of the grant and 75,000 were to vest ratably over the 12 months beginning March, 2010, provided the Company had positive earnings before interest, tax, depreciation and amortization (“EBITDA” in any month prior to September 30, 2009. The Company failed to achieve positive EBITDA and the 150,000 stock options were subsequently forfeited by Mr. Welch.

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

Non Employee Director Options

In May 2008, 60,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $2.20, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $83,000. This amount was included in employee and director stock-based compensation in the statement of operations for the year ended January 3, 2009.

Outstanding Warrants

The following table summarizes information on warrants issued and outstanding at January 2, 2010 that allow the holder to purchase a like amount of Common Stock.

Warrants issued in connection with/as:	Number outstanding	Exercise price per share	Expiration date

Partial compensation for our placement agent in connection with the sale of our Series A Convertible Preferred Stock on December 28, 20061	320,000	$0.01	December 28, 2011

Partial compensation for our placement agent in connection with the sale of our Series B Convertible Preferred Stock and Common Stock on June 29, 20071	120,928	$0.01	June 29, 2012

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 as amended for participation in the August 2009 Securities Purchase Agreements 1,2	54,575	$0.01	June 12, 2013

Partial compensation for our placement agents in connection with the sale of our Series C Convertible Preferred Stock and Common Stock on June 12, 2008 2	54,575	$2.53	June 12, 2013
Compensation for Mr. Bruce E. Terker in connection with the Guarantee and Indemnification Agreements for bond collateral required for our state licensing initiative1,3	33,912	$0.01	3,716 on April 1, 2013, 8,455 on June 30, 2013, 8,455 on September 30, 2013 and 8,455 on December 31, 2013 and 4,831 on February 15, 2013

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the August 2009 Securities Purchase Agreements1	1,175,000	$0.01	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the August 2009 Securities Purchase Agreements1	100,000	$0.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007, as amended for participation in the June 12, 2008 Securities Purchase Agreements4	131,600	$2.30	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 29, 2007	105,000	$5.00	June 29, 2012

Pursuant to Securities Purchase Agreements dated June 12, 2008, as amended for participation in the August 2009 Securities Purchase Agreements 1	1,820,625	$0.01	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 12, 2008, as amended for participation in the August 2009 Securities Purchase Agreements 1	156,250	$0.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated June 12, 2008	751,875	$2.30	June 12, 2013

Pursuant to Securities Purchase Agreements dated August through September 2009	43,318,380	$0.01	Various dates from August 2014 through December 2014

Pursuant to Loan and Security Warrant Agreements dated July 21, 2008 as amended for participation in August 2009 Securities Purchase Agreements 1,5	1,007,500	$0.01	July 21, 2013

Accommodation Loan Warrant Agreements as amended for participation in August 2009 Securities Purchase Agreements 1,6	1,700,000	$0.01	Various dates from November 2010 through March 2011

Term Note Warrant Agreements 1,7,8	6,666,665	$0.01	Various dates from May 2010 through July 2010

Warrants held by DFS Services LLC dated November 12, 2007	200,000	$3.00	November 12, 2010

Consulting services agreement dated April 1, 2006	37,500	$5.00	Various dates through 2011

Cooperation Agreement dated November 22, 2006	5,000	$1.20	November 22, 2011

Total warrants and weighted average exercise price per share outstanding at January 2, 2010	57,759,385	$0.07

1.           Pursuant to the terms of the Stock Purchase Agreements dated August through September 2009, each investor who invested an amount equal to or greater than 25% of the amounts invested in prior transactions involving stock or certain accommodation loans and term loans had the exercise price of any Company warrants held by such investor reduced to (i) $0.30 per share of Common Stock, if they invested $100,000 or more, of which 256,250 were re-priced as such, or (ii) $0.01 per share of Common Stock, if they invested $250,000 or more of which 12,899,205 were re-priced as such.  Except for such re-pricing, the warrants remained unchanged and in full force and effect.

2.           Collins Stewart LLC and EGE acted as placement agents for the June 12, 2008 Securities Purchase and Exchange Agreements transactions and received, as partial compensation, warrants to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $184,300.

3.           On February 19, 2008, we completed the funding of collateral required for bonds issued in connection with our state licensing efforts amounting to approximately $1.8 million.  Approximately $0.8 million of the collateral for the letter of credit was provided by Mr. Terker, one of the Company’s directors. In connection with this accommodation, the Company and Mr. Terker entered into a Guaranty and Indemnification Agreement.  Mr. Terker agreed to be compensated in the form of warrants to purchase 33,912 shares of the Common Stock at a purchase price of $3.35 per share, which would be earned ratably over the course of the year and expensed to interest expense as the warrants were earned.  As of April 3, 2009, all of these warrants had been earned. The aggregate fair value of these warrants, which was estimated using the Black-Scholes option pricing model at $59,745, was recognized as non-cash interest expense as the warrants were earned. These were subsequently re-priced as a result of the August Stock Purchase Agreements (see note 1 above).

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

6.           On November 26, 2008, the Company amended the Original Loan Agreement and subsequently issued to the Accommodation Lenders (as such term is defined in the Original Loan Agreement) warrants entitling them to purchase an aggregate of 1,700,000 shares of Common Stock at an exercise price of $2.00 per share with an expiration date two years from issuance.   The warrants were valued using the Black-Scholes option pricing model at an aggregate fair value of $40,775.  In addition, the warrants issued to the Accommodation Lenders under the Original Loan Agreement were re-priced from $2.30 to $1.00.  The cost of re-pricing these warrants, using the Black-Scholes option pricing model, was estimated at $314,940.  The amounts were recorded as deferred financing costs and were amortized to non-cash interest expense, beginning in December 2008 over the twelve month period to the maturity of the Amended and Restated Loan Agreement on November 25, 2009, up to the exchange for Series D Preferred Stock.  The balance of deferred financing costs as of the exchange date was recorded to additional paid-in-capital.  These warrants were subsequently re-priced to $0.01 as part of the August 2009 Stock Purchase Agreements (see 1 above).

7.           On May 7, 2009, the Company commenced the sale of June Term Loan Notes in an amount not to exceed $1,000,000.  In connection with the sale, the Company issued June Term Note Warrants to the purchasers of June Term Loan Notes, which, in the aggregate, entitled such holders to purchase an aggregate of 2,000,000 shares of Common Stock, $0.001 par value per share, at a per share price of $0.50, which exercise price is subject to customary adjustments for common stock splits and reverse stock splits.  The Term Note Warrants were valued using the Black-Scholes option pricing model and the resulting aggregate fair value of $755,768 was recorded as an increase to deferred financing costs.  The June Term Note Warrants were subsequently amended such that the total was increased from 2,000,000 to 3,333,332 and the exercise price was reduced from $0.50 to $0.30 in connection with the sale of the July Term Loans. The amounts were recorded as deferred financing costs and were amortized, in June to non-cash interest expense.  The balance in deferred financing costs as of the exchange date relating to the June Term Notes was recorded to additional paid-in-capital  These warrants were subsequently re-priced to $0.01 as part of the August 2009 Stock Purchase Agreements (see note 1 above).

8.           On July 3, 2009 the Company commenced the sale of July Term Loans in an amount not to exceed $1,000,000. In connection with the sale, the Company issued July Term Loan Warrants to the purchasers of June Term Loans, which, in the aggregate, entitled such holders to purchase an aggregate of 3,333,333 shares of the Company’s common stock, $0.001 par value per share, at a per share price of $0.30, which exercise price is subject to customary adjustments for common stock splits and reverse stock splits.  The value of the July Term Loans Warrants was recorded to additional paid-in-capital as the July Term Loans were exchanged for Series D Preferred Stock.  These warrants were subsequently re-priced to $0.01 as part of the August 2009 Stock Purchase Agreements (see note 1 above).

Summary of Warrants outstanding by Exercise Price:

	Exercise Price per Share	Number of Warrants Outstanding
	$ 0.01	56,217,585
	$ 0.30	256,250
	$ 1.20	5,000
	$ 2.30	883,475
	$ 2.53	54,575
	$ 3.00	200,000
	$ 5.00	142,500
Total warrants weighted average exercise price	$ 0.07	57,759,385

NOTE H – COMMON STOCK AND CONVERTIBLE PREFERRED STOCK TRANSACTIONS

The Company has four series of convertible preferred stock, designated Series A, Series B, Series C and Series D.

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

The Series B, Series C and Series D Preferred Stock are not entitled to dividends

Voting

The holders of the Series A, Series B, Series C and Series D Preferred Stock have full voting rights and powers equal to the voting rights and powers of holders of Common Stock and are entitled to notice of any stockholders’ meeting in accordance with our bylaws, as amended, and are entitled to vote with respect to any question upon which holders of Common Stock are entitled to vote, including, without limitation, for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series A, Series B, Series C and Series D Preferred Stock is entitled to vote on an as-converted basis.

As long as at least 33% of the shares of Series A Preferred Stock issued remain outstanding, the holders of at least a majority of the outstanding Series A Preferred Stock, voting as a separate class, are entitled to designate and elect one member of the Board.

As long as at least 33% of the shares of Series A Preferred Stock remain outstanding, the consent of the holders of at least 50% of the shares of Series A Preferred Stock at the time outstanding is necessary for effecting (i) any amendment, alteration or repeal of any of the provisions of the Certificate of Designations, Right and Preferences of the Series A Preferred Stock in a manner that will adversely affect the rights of the holders of the Series A Preferred Stock; (ii) the authorization or creation by us of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action that would result in another series of preferred stock), in each case, ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the Series A Preferred Stock in any manner; and (iii) our entrance into any indebtedness in an amount greater than $1,000,000. These listed actions by us will no longer require a vote of the holders of Series A Preferred Stock at such time as we first earn an annual EBITDA of at least $10,000,000 over any trailing 12-month period and Stockholder’s Equity as recorded on our balance sheet first becomes at least $15,000,000.

As long as at least 33% of the shares of Series B Preferred Stock remain outstanding, the holders of at least a majority of the outstanding Series B Preferred Stock, (provided at least two holders of the shares of Series B Preferred Stock at the time outstanding agree in such requisite vote), voting as a separate class, shall be necessary for effecting, whether by merger, consolidation or otherwise (i) any amendment, alteration or repeal of any of the provisions of the Certificate of Designations, Right and Preferences of the Series B Preferred Stock in a manner that will adversely affect the rights of the holders of the Series B Preferred Stock; provided however, that no such consent shall be required for the Company to amend the Company’s Articles of Incorporation to increase the Company's shares of common stock or undesignated preferred stock; and (ii) the authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference or redemption rights, pari passu with or senior to, the Series B Preferred Stock in any manner; provided, however, that no such consent shall be required for the Company to amend the Company’s Articles of Incorporation to increase the Company's shares of Common Stock or undesignated Preferred Stock.

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

At a special meeting of holders of Series A, Series B and Series C Preferred Stock on August 11, 2009, the holders of Series A, Series B and Series C Preferred Stocks approved the creation of a new series of convertible preferred stock, the Series D Preferred Stock.  The holders of Series A, Series B and Series C Preferred Stocks also approved amendments to their respective Certificates of Designations, Rights and Preferences, such that the liquidation preferences of the Series D Preferred Stock will be paid in precedence to the Series A, Series B and Series C Preferred stock which are on a pari passu basis with respect to each other and with respect to the liquidation preference.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, (a “Liquidation”), before any distribution of our assets is made to or set apart for the holders of the Common Stock, the holders of each Series of Preferred Stock are entitled to receive payment in an amount equal to the greater of (i) $1.00 per share of Series A Preferred Stock, plus any accumulated but unpaid dividends (whether or not earned or declared); $3.00 per shares of Series B Preferred Stock; $2.00 per share of Series C Preferred Stock and $3.00 per share of Series D Preferred Stock and (ii) the amount such holder would have received if such holder had converted its shares of Series A, Series B, Series C or Series D Preferred Stock to Common Stock, subject to but immediately prior to such Liquidation. If our assets available for distribution to the holders of each Series of Preferred Stock are not sufficient to make in full such payment, such assets shall be distributed first to the holders of Series D Preferred Stock and then pro-rata among the holders of Series A, Series B and Series C Preferred Stocks based on the aggregate liquidation preferences of the shares of each Series of Preferred Stock held by each such holder.

Conversion

Shares of the Series A, Series B and Series C Preferred Stock are convertible at any time into shares of Common Stock on a one-for-one basis. Shares of the Series D Preferred Stock are convertible at any time into shares of Common Stock on a one-for-ten basis (one share of Series D Preferred Stock for 10 shares of Common Stock).  In addition, if 10% or less of the aggregate shares of Series A Preferred Stock remain outstanding, or in the event of a sale, transfer or other disposition of all or substantially all of our property, assets or business to another corporation, in which the aggregate proceeds to the holders of the Series A Preferred Stock would be greater on an as-converted basis, all remaining outstanding shares of Series A Preferred Stock mandatorily convert into Common Stock.

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

EGE acted as placement agent for the December 28, 2006 transaction and received a fee of $117,600 and a warrant to purchase 320,000 shares of Common Stock, exercisable at $1.10 per share and expiring on December 28, 2011.  Robert A. Berlacher, who served on the Board from March 1, 2007 through October 25, 2007, was a co-founder and director of EGE Holdings, a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no direct compensation from EGE Holdings or EGE related to the Company’s sale of the Series A Preferred Stock.  Mr. Terker, a member of our Board, controls two entities that are investors in EGE Holdings.

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

EGE acted as placement agent for the June 29, 2007 transaction and received a fee of $634,872 and a warrant to purchase 120,928 shares of Common Stock, exercisable at $3.30 per share and expiring on June 29, 2012.  Robert A. Berlacher, who served on the Board from March 1, 2007 through October 25, 2007, was a co-founder and director of EGE Holdings, a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no direct compensation from EGE Holdings or EGE related to the Company’s sale of the Series B Preferred Stock, Common Stock and warrants. Mr. Bruce Terker, a member of our Board, controls two entities that are investors in EGE Holdings.

Issuance of Series C Preferred Stock

On March 31, 2008 and on May 16, 2008, we entered into Securities Purchase Agreements (the “Purchase Agreements”), with certain accredited investors pursuant to which the Company sold to the investors an aggregate of (i) 240,000 shares of Common Stock at a stated purchase price of $2.50 per share, and (ii) warrants to purchase 120,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $600,000.  As part of the Purchase Agreements executed on May 16, 2008, the Company sold to Bruce E. Terker (i) 200,000 shares of Common Stock, at a stated purchase price of $2.50 per share, and (ii) warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share, for an aggregate purchase price of $500,000.  Mr. Terker is currently a member of the Board and is also a stockholder of the Company.  On March 21, 2008, Mr. Terker and the Company had also entered into a Purchase Agreement whereby Mr. Terker purchased 200,000 shares of Common Stock and 100,000 warrants for an aggregate purchase price of $500,000.

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

Pursuant to the terms of the Series C Purchase Agreements and the Exchange Agreements, the Company is required, upon request from the Investors to file with the SEC, a registration statement (the “Registration Statement”) to enable the resale by the Investors of the Common Stock, and the shares of Common Stock into which the Series C Preferred Stock is convertible and into which the Warrants are exercisable (collectively, the “Conversion Shares”).  The Company is required to use its best efforts to cause the Registration Statement to become effective and to file with the SEC such amendments and other required filings as may be necessary to keep the Registration Statement effective until the earliest of the date when (A) all such Common Stock and Conversion Shares have been sold, (B) all such Common Stock and Conversion Shares may be sold without volume or manner-of-sale restrictions pursuant to Rule 144, or (C) the second anniversary of the closing date of the Series C Purchase Agreements and Exchange Agreements.

The Warrants entitle the Investors to purchase up to an aggregate of 2,728,750 shares of Common Stock at an exercise price of $2.30 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants expire after a five-year term and may be exercised by means of a “cashless exercise.”  In the event of a Triggering Transaction, the Warrants will terminate and will thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer Investment, Ltd. (“Midsummer”), the Company has agreed that the Series C Preferred Stock and Purchase Warrants held by Midsummer will not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

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

Collins Stewart LLC and EGE acted as placement agents for the above-described transactions and shared equally share a $535,600 fee and a warrant to purchase 109,150 shares of Common Stock, exercisable at $2.53 per share and expiring on June 12, 2013.  Robert A. Berlacher, a former member of the Board and a current stockholder of the Company, was a co-founder and director of EGE Holdings, a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no direct compensation from EGE Holdings or EGE related to the Company’s sale or exchange of Common Stock, Series C Preferred Stock and the Warrants.  Mr. Bruce Terker, a member of our Board, controls two entities that are investors in EGE Holdings, Ltd.

Issuance of Series D Preferred Stock

From August through December, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), with several institutional and accredited investors, including Ballyshannon Partners, LP, Mr. Robert Berlacher, Porter Partners, LP, Midsummer Investment, Ltd. and Trellus Offshore Fund Ltd., all of which beneficially own five percent or more of the Common Stock (collectively, the “Investors”), pursuant to which the Company issued 4,331,838 shares of its Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), and warrants (the “Warrants”) to purchase 43,318,380 shares of Common Stock, at an exercise price of $0.01 per share, for the aggregate purchase price of  $12,995,514,  $7,301,616 of which was paid by Investors in cash and $5,693,898 was paid by Investors through the exchanges of a like amount of certain outstanding accommodation loans, term loans and accrued interest payable thereon.

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

The Warrants entitle the Investors to purchase shares of Common Stock at an exercise price of $0.01 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants are exercisable during the period commencing on the first anniversary of the date of the Warrant and expiring four (4) years thereafter, and may be exercised by means of a “cashless exercise.”  In the of a Triggering Transaction, the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer, the Company has agreed that the Series D Preferred Stock and Warrants held by Midsummer shall not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

EGE received fees of $34,400 in connection with the introduction of certain new investors for the above-described transactions.  Robert A. Berlacher, a current stockholder of the Company, is a co-founder and director of EGE Holdings, a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale of Series D Preferred Stock and the Warrants.  Bruce E. Terker, a member of our Board, controls two entities that are investors in EGE Holdings.

NOTE I –OTHER RELATED PARTY TRANSACTIONS

At January 2, 2010, accounts payable and accrued personnel costs include approximately $43,600 owed to various officers for accrued vacation and $29,000 owed to our directors.

End of Financial Statements.