Form 10-Q
period 2010-04-03
nFinanSe Inc.
filed 2010-05-13
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,244,410 shares of common stock, $0.001 par value, outstanding as of May 7, 2010

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of April 3, 2010 (unaudited) and January 2, 2010 (audited)	2
Consolidated Statements of Operations (unaudited) for the thirteen weeks ended April 3, 2010 and April 4, 2009 and for the period July 10, 2000 (inception) to April 3, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the thirteen weeks ended April 3, 2010 and April 4, 2009, and for the period July 10, 2000 (inception) to April 3, 2010	4
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4T. Controls and Procedures.	20
PART II - OTHER INFORMATION
Item 6. Exhibits.	21

SIGNATURES

-i-

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	April 3,	January 2,
	2010	2010
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,700,911	$3,794,788
Restricted cash	403,252	343,075
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	147,303	189,015
Other	15,107	13,519
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $122,200 and $30,800, respectively	406,173	236,758
Inventories	949,065	1,416,890
Total current assets	3,621,811	5,994,045
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,002,312 and $944,122, respectively)	398,617	405,615

OTHER ASSETS	54,934	54,932

TOTAL ASSETS	$4,075,362	$6,454,592

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$363,463	$347,936
Accrued personnel costs	185,081	88,231
Credit facility and term loans outstanding	500,000	500,000
Deferred revenues	50,000	51,667
Other accrued liabilities	49,343	44,365
Total current liabilities	1,147,887	1,032,199

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value: 25,000,000 shares authorized; 16,758,487 and 12,537,984 shares issued and outstanding on April 3, 2010 and January 2, 2010, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with a liquidation value of $7,971,062 and $7,877,563 (including undeclared and unpaid accumulated dividends in arrears of $470,578 and $377,079) at April 3, 2010 and January 2, 2010, respectively	7, 500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at April 3, 2010 and January 2, 2010	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at April 3, 2010 and January 2, 2010	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,331,838 shares issued and outstanding with a liquidation value of $12,995,514 at April 3, 2010 and January 2, 2010	4,332	4,332
Common stock - $0.001 par value: 200,000,000 shares authorized; 21,244,410 and 9,344,108 shares issued and outstanding as of April 3, 2010 and January 2, 2010, respectively	21,244	9,543
Additional paid-in capital	71,542,467	71,421,315
Deficit accumulated during the development stage	(68,653,106)	(66,025,335)
Total stockholders’ equity	2,927,475	5,422,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,075,362	$6,454,592

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the thirteen weeks ended April 3, 2010	For the thirteen weeks ended April 4, 2009	For the period July 10, 2000 (inception) to April 3, 2010
REVENUES	$54,692	$(5,654)	$1,310,058

OPERATING EXPENSES
Transaction and operating expenses	922,777	540,762	8,973,260
Selling and marketing expenses	405,553	499,096	10,253,475
General and administrative expenses	1,330,712	1,511,232	37,406,389
Total operating expenses	2,659,042	2,551,090	56,633,124

Loss before other income (expense)	(2,604,350)	(2,556,744)	(55,323,066)

Other income (expense):
Interest expense	(23,465)	(773,511)	(5,269,741)
Interest income	44	-	1,164,469
Gain on derivative instruments	-	-	1,449,230
Loss from litigation	-	-	(105,500)
Loss on debt extinguishment	-	-	(4,685,518)
Registration rights penalties	-	-	(98,649)
Other income (expense)	-	(1,609)	(95,510)
Total other income (expense)	(23,421)	(775,120)	(7,641,219)

Loss from continuing operations	(2,627,771)	(3,331,864)	(62,964,285)

Loss from discontinued operations	-	-	(3,861,579)

Net loss	(2,627,771)	(3,331,864)	(66,825,864)
Dividends paid on Series A Convertible Preferred Stock	-	-	(1,827,244)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(93,499)	(93,499)	(470,578)
Net loss attributable to common stockholders	$(2,721,270)	$(3,425,363)	$(69,123,686)
Net loss per share - basic and diluted	$(0.23)	$(0.36)
Weighted average number of shares outstanding	11,857,474	9,400,108

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirteen weeks ended April 3, 2010	For the thirteen weeks ended April 4, 2009	For the period July 10, 2000 (inception) to April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,627,771)	$(3,331,864)	$(66,825,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,190	63,006	1,550,123
Provision for inventory obsolescence	577,869	59,926	1,491,305
Provision for bad debts	-	-	461,972
Amortization of intangible assets	-	-	15,485
Stock-based compensation and consulting	115,822	109,417	8,681,818
Purchased in process research and development	-	-	153,190
Gain on derivative instruments	-	-	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss on disposal of assets	-	1,609	29,572
Loss from impairment of assets	-	118,276	3,319,504
Debt forgiveness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	-	555,767	3,621,924
Other non-cash expense	-	474	15,881
Changes in assets and liabilities, net:
Restricted cash	(60,177)	(48,750)	(403,252)
Receivables	40,124	15,639	(462,119)
Prepaid expenses and other current assets	(169,415)	161,764	(167,861)
Inventories	(110,044)	2,684	(3,784,365)
Other assets	(2)	15,996	(4,121)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	117,355	(354,281)	828,979
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(1,667)	(2,084)	50,000
NET CASH USED IN OPERATING ACTIVITIES	(2,059,716)	(2,632,421)	(48,371,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,192)	-	(2,184,505)
Early redemption of short-term investment	-	-	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	(51,192)	-	(2,419,746)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirteen weeks ended April 3, 2010	For the thirteen weeks ended April 4, 2009	For the period July 10, 2000 (inception) to April 3, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	-	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	-	-	8,075,000
Proceeds from issuance of Series D Convertible Preferred Stock	-	-	7,253,199
Proceeds from borrowings	-	2,700,000	11,265,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder	-	-	3,000,000
Payment for deferred financing costs	-	-	(459,606)
Payments for stock issuance costs	-	-	(1,519,289)
Proceeds from the exercise of stock warrants	17,031	-	17,031
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	-	-	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,301	2,700,000	52,492,609

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,093,877)		67,579	1,700,911

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,794,788		475,608	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,700,911		$543,187	$1,700,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$23,465		$216,942	$1,112,827
Income taxes paid	$-		$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-		$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-		$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-		$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-		$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-		$-	$100,000
Warrants exchanged for Common Stock	$9,998	$		$9,998
Warrants issued to DFS Services, LLC	$-		$-	$535,302
Warrants issued to Lenders	$-		$894,682	$1,530,381
Conversion of Series A Convertible Preferred Stock to Common Stock	$-		$-	$1,828
Dividends on Series A Convertible Preferred Stock	$-		$189,053	$1,827,244
Declared and unpaid dividends on Series A Convertible Preferred Stock	$179,772		$-	$179,772
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-		$-	$5,327,934
Exchange of Accommodation and Term Loans and accrued interest to Series D Convertible Preferred Stock	$-		$-	$5,693,898

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

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by GAAP for annual financial statements. In addition, certain comparative figures for the prior year and inception to date period may have been reclassified to conform with the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at April 3, 2010 and January 2, 2010, its results of operations for the thirteen weeks ended April 3, 2010 and April 4, 2009 (“1Q2010” and “1Q2009”) and its cash flows for 1Q2010 and 1Q2009. Operating results for 1Q2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Revenue Recognition

We generate the following types of revenues:

•	Wholesale fees, charged to our prepaid card distributors when our general purpose reloadable cards are reloaded and our gift cards are sold.
•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, charged to an SVC with a cash balance for initial activation and monthly maintenance.
•	Interest revenue, on overnight investing of SVC balances by our card issuing bank.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our prepaid card distributors for our wholesale fees and the load value of gift cards and of the general purpose reloadable cards vary by customer but are less than two weeks. Payroll card loads are remitted by the sponsor company directly to the issuing bank, in advance. Transaction fees and interest income are paid monthly in arrears by the card-issuing bank approximately two weeks into the month following the recognition of such fees or interest income.  Maintenance fees are charged to active cards with balances upon activation and then on the same day of each month in arrears.

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

We evaluate the allowance for doubtful accounts based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Management believes accounts receivable are fully collectible; therefore, no allowance for doubtful accounts has been established.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and generate sufficient cash to continue as a going concern (2) all long-lived assets are recoverable, and (3) our inventory is properly valued and deemed recoverable.  In addition, stock-based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of thirteen weeks or less to be cash equivalents.

Restricted Cash

Funds classified as restricted cash as at April 3, 2010 relate to loan advances on our credit facility, as described in Note C – Credit Facility.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.    Inventories consist of the following:

	April 3, 2010	January 2, 2010
Finished cards	$3,251,718	$3,359,927
Inventory in process	14,177	11,663
	3,265,895	3,371,590
Less reserve for damaged and obsolete inventory	2,316,830	1,954,700
Total Inventories	$949,065	$1,416,890

We have a policy of reserving the full inventory carrying cost for any cards that are on our books with six months or less to expiration.  This policy results in a higher reserve percentage being charged in the period of time beginning twelve months prior to a card’s expiration and continuing until the card is fully reserved at the point six months from expiration.  This policy resulted in an increase in inventory reserves charges of approximately $362,000 for 1Q2010.  During the fiscal year ended January 2, 2010, we recognized impairment charges of $1,474,209 on certain inventory items printed in 2007 that are scheduled to be destroyed or that have an expiration date of less than six months.

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

We did not incur any impairment charges in 1Q2010.  During 1Q2009, we recognized impairment charges of approximately $118,300 on an intangible asset related to a marketing incentive agreement.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations

As of April 3, 2010 our estimates indicate that all remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $121,200 and $82,700 during 1Q2010 and 1Q2009, respectively, are expensed as incurred. The majority of advertising for both 1Q2010 and 1Q2009 was related to attending trade shows and employing media consultants.   At April 3, 2010, we had approximately $122,200 in prepaid marketing of which the majority is related to product placement inducement payments and advertising promotional payments made to a nationwide retailer. The product placement inducement payments are being amortized as a reduction of revenue over the contract period and the promotional payments are expensed when the advertising event occurs.

Research and Development

Research and development costs, which approximated $275,000 and $267,000 during 1Q2010 and 1Q2009, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

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

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at April 3, 2010:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	21,244,410
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	43,318,380
Stock Options	3,052,638
Warrants	44,946,931

Total	125,100,343
* as-converted into Common Stock.

Income Taxes

Under certain ASC’s, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from reserves for inventory obsolescence, impairment charges and accounts payable and accrued liabilities that are not deductible for tax reporting until they are realized and/or paid.

Financial Instruments and Concentrations

Financial instruments, as defined in a certain ASC’s, consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investment(s), accounts receivable, accounts payable, accrued liabilities and credit facilities.  The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

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

Stock-Based Compensation

We account for stock based compensation utilizing the fair value recognition pursuant to an ASC.  This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of shared-based payments such as stock options granted to employees.  These options generally vest over a period of time and the related compensation cost is recognized over that vesting period.

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	1Q2010	1Q2009

Transaction and operating expenses	$1,229	$804
Selling and marketing expenses	25,867	28,838
General and administrative expenses	84,387	79,775
Consulting expense	4,339	-
Interest expense	-	9,925
Total stock-based compensation	$115,822	$119,342

Amounts charged to consulting expense represent the cost of options issued in conjunction with an internet-based sales development agreement.  The prior year amount charged to interest expense represent the costs of warrants issued as compensation to Mr. Bruce E. Terker, one of the Company’s directors, for supplying the required collateral for bonds issued to support our state money transmitter licenses.

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

Dividends owed and declared on our Series A Preferred Stock were $179,772 as of December 31, 2009.  Dividends owed but not declared on our Series A Preferred Stock were $290,806 as of April 3, 2010.

Fair Value Measurements

At April 3, 2010, the Company did not have any items to be measured at fair value.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities, and additional details of valuation techniques and inputs utilized. The adoption of this standard is not expected to affect the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update requires that dividends declared and payable in a combination of stock and cash, at the shareholders election, be included in earnings per share prospectively and not considered a stock dividend for purposes of computing earnings per share. To date, the Company has not declared dividends in this manner so this update has had no impact on the Company’s computation of earnings per share.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  Because of our operating losses, at April 3, 2010, we have a cash balance of approximately $1,700,900 which is not expected to be adequate to meet our anticipated cash commitments in 2010.  To meet our cash needs, we expect to raise between $5 and $8 million in additional net equity capital to fund our 2010 fiscal year operations. We estimate this additional equity will be needed for us to reach a critical mass of cards in the marketplace and achieve positive cash flow.

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

As of April 3, 2010, the Borrowers had drawn $500,000 in Loans under the Amended and Restated Loan Agreement.

Mr. Terker, a current member of the Board of Directors of the Company (the “Board”), has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which were Accommodation Loan Lenders.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement.

NOTE D - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, thus providing a total of 4,009,850 shares for issuance under the combined plans.  As of April 3, 2010, we had 957,212 shares available under the combined plans for future option grants and 3,052,638 total options outstanding, consisting of 2,931,388 options issued to employees and non-employee directors and 121,250 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2019.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended April 3, 2010 and April 4, 2009:

	1Q2010	1Q2009
Expected term in years	5	5
Expected stock price volatility	167%	165 - 191%
Risk free interest rate	1.78%	1.50%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity during the three month period ended April 3, 2010:

	Number of Options	Weighted average exercise price per share (price at date of grant)
Outstanding at January 2, 2010	3,012,638	$3.09
Granted	40,000	$0.75
Cancelled	-	$-
Outstanding at April 3, 2010	3,052,638	$3.06

Options granted at or above market value during the three month period ended April 3, 2010	40,000

The following table summarizes information regarding options that are outstanding at April 3, 2010:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.25-$1.02	589,500	9.2	$0.72	254,271	$0.80
$1.30-$2.20	1,102,402	6.9	$1.54	1,102,402	$1.54
$2.30-$3.75	507,963	6.0	$3.42	478,185	$3.44
$4.00-$32.00	852,773	5.8	$6.42	829,857	$6.48
	3,052,638	6.9	$3.06	2,664,715	$3.35

The grant-date fair value of options granted during 1Q2010 and 1Q2009 was approximately $3,800 and $286,000, respectively.  The total fair value of shares vested during the three-month period ended April 3, 2010 was approximately $115,800.  At April 3, 2010, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $231,500, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On January 4, 2010, the Board approved the repricing of all existing officer options to $0.50.  The options were originally issued at exercise prices ranging from $0.75 to $11.00.  The cost of the repricing of these options was valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $9,729. This repricing is subject to stockholder approval at the annual meeting scheduled for June 17, 2010. The fair value of these options will be recognized as stock-based compensation expense upon stockholder approval.

On January 28, 2010, the Board awarded a total of 8,796,385 stock options to eight officers at an exercise price of $0.50 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $804,893.  The options vest over ratably the next ten calendar quarters. These grants are subject to stockholder approval. The fair value of these options will be recognized as stock-based compensation expense over the vesting period of the options, once stockholder approval is obtained.

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

On December 15, 2008, the Company issued a total of 42,750 stock options (750 stock options to each employee [including seven officers) except our CEO] at an exercise price of $0.75 per share.  The options vest one third at the one-year anniversary of the grants and then ratably for the following 24 months.  The options were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $30,000, which is being recognized as stock-based compensation expense over the vesting period of the options.

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

Non Employee Director Options

In February 2010, 40,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.75, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $4,000. This amount was included in employee and director stock-based compensation in the statement of operations for the quarter ended April 3, 2010.

Outstanding Warrants

The following table summarizes our warrant activity during the three month period ended April 3, 2010:

	Number of Warrants	Weighted average exercise price per share (price at date of grant)
Outstanding at January 2, 2010	57,759,385	$0.07
Exercised	(11,701,523)	$0.01
Forfeited	(1,110,931)	$0.01
Outstanding at April 3, 2010	44,946,931	$0.09

On March 25, 2010, Mr. Terker, a member of our Board, and entities controlled by Mr. Terker elected the cashless option to exercise 11,109,308 warrants with an exercise price of $0.01 resulting in the issuance of 9,998,377 shares of Common Stock and the forfeiture of 1,110,931 warrants.  On March 29, 2010, Mr. Harris, a member or our Board, paid to the Company $17,031.46 for the exercise of 1,703,146 warrants with an exercise price of $0.01 for the issuance of 1,703,146 shares of our Common Stock.

Summary of Warrants outstanding by Exercise Price:

Exercise Price per Share	Number of Warrants Outstanding
$ 0.01	43,405,131
$ 0.30	256,250
$ 1.20	5,000
$ 2.30	883,475
$ 2.53	54,575
$ 3.00	200,000
$ 5.00	142,500
$ 0.09	44,946,931

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at April 3, 2010:

Twelve months ending	Amounts
April 2011	$211,100
April 2012	206,200
April 2013	104,200
April 2014	-
April 2015	-

Total	$521,500

Rent expense included in loss from continuing operations for 1Q2010 and 1Q2009, was approximately $54,400 and $60,000, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC and VISA® U.S.A. Inc., our card networks, Palm Desert National Bank (“PDNB”), and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from June 30, 2010 through December 26, 2014.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB and FB&T agreements also require a minimum payment of $5,000, $3,000 and $7,500 per month, respectively.  During 1Q2010 and 1Q2009, we made aggregate payments of approximately $63,200 and $323,700, respectively, to Metavante, $7,000 and $0, respectively, to PDNB and $28,000 and $62,300, respectively, to FB&T under these agreements.

Our agreements with PDNB and FB&T require us to maintain certain reserve balances for our card programs.  As of January 2, 2010, the reserve balances held at PDNB and FB&T were $10,000 and $25,000, respectively.  These amounts are included in “Other assets” on the Company’s balance sheet as of April 3, 2010.

Pending or Threatened Litigation

We may become involved in certain other litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state licensing efforts.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end of the year aggregated approximately $9,600,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August 2009 equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

End of Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe Inc. is a provider of SVCs, for a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

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

In late 2006, we developed a new go-to-market strategy centered on marketing bank-issued Discover® Network-branded SVCs through well-established prepaid card distributors combined with the load performing ability of the nFinanSe Network™.  In 2007, we secured agreements with several prepaid card distributors including InComm, which distributes prepaid card products to retailers with more than 100,000 locations throughout the United States.  We had to source a new bank to issue cards for InComm’s retailers and we began the task of integrating our network with InComm’s.  Additionally, the issuing bank required that we immediately begin making applications for licenses in those states claiming jurisdiction over SVCs. The general purpuse reloadable card is a relatively new product for most distributors and it has taken time to integrate with distributors and to market to their retail partners. During the fourth quarter of 2008, several large InComm retailers began marketing our cards.  In July 2009, we executed a Card Distribution and Agency Agreement with Coinstar E-Payment Services Inc. who distributes nFinanSe SVCs to more than 6,000 retail locations.  During fiscal 2009 we made the decision to expand our card offerings and executed an agreement with American Express to offer American Express-branded gift cards and an agreement with Visa U.S.A. Inc.(“Visa®”) along with PDNB that permits us to offer Visa-branded general purpose reloadable SVCs.

At April 2, 2010, there were over 84,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 14,000 retail locations currently offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four general types of transactions:

•	Wholesale fees, charged to our prepaid card distributors when our general purpose reloadable cards are reloaded and our gift cards are sold.
•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, charged to an SVC with a cash balance for initial activation and monthly maintenance.
•	Interest revenue, on overnight investing of SVC balances by our card issuing bank.

These fees differ by card type, issuing bank and transaction type.

Revenues for the thirteen weeks ended April 3, 2010 (“1Q2010”) and the thirteen weeks ended April 4, 2010 (“1Q2009”) were $54,692 and ($5,654), respectively.  Included in the revenue for both 1Q2010 and 1Q2009 is amortization of $30,000 of marketing funds paid to a national retailer.  We are required under generally accepted accounting principles to reflect this type of amortization expense as a contra-revenue item in our financial statements. Gross revenues for 1Q2010 were $84,692, compared with $24,346 for 1Q2009.

Operating Expenses.  Operating expenses for 1Q2010 increased $107,952 to $2,659,042 compared with $2,551,090 for 1Q2009, a 4% increase. The changes in our operating expenses are attributable to the following:

Transaction and operating expenses. Transaction and operating expenses for 1Q2010 and 1Q2009 were $922,777 and $540,762, respectively, a 71% increase.  The components of expense are:

Description	1Q2010	1Q2009
SVC card cost, program and transaction expenses	$137,621	$287,124
Inventory reserves	577,869	59,926
Stock-based compensation	1,229	804
Customer service expenses	206,058	192,908
Total Transaction and Operating Expenses	$922,777	$540,762

SVC card cost, program and transaction expenses decreased 52% to $137,621 for 1Q2010 from $287,124 for 1Q2009.  The decrease in the 1Q2010 was due to the implementation of a method that eliminated  the costs charged by our processor to maintain our inactive card inventory on their system, which was initially implemented in May 2009.

Inventory reserves expense increased $517,943 when comparing 1Q2010 with 1Q2009.  This is primarily due our policy of reserving the full inventory carrying cost for any cards that are on our books with six months or less to expiration.  This policy results in a higher reserve percentage being charged in the period of time beginning twelve months prior to a card’s expiration and continuing until the card is fully reserved at the point six months from expiration.  The increase in inventory reserves of $517,943 was primarily attributable to our policy.

Customer service expenses increased by $13,150 to $206,058, when comparing 1Q2010 with 1Q2009 due to increased staffing to cover higher call volumes.

Selling and marketing expenses. Selling and marketing expenses decreased $93,444 to $405,553 when comparing 1Q2010 with 1Q2009, a 19% decrease. The components of expense are:

Description	1Q2010	1Q2009
Advertising and marketing expenses	$200,343	$153,229
Sales force expenses	179,343	317,029
Stock-based compensation	25,867	28,838
Total Selling and Marketing Expenses	$405,553	$499,096

Advertising and marketing expenses increased 30%, or $47,114, to $200,343 when comparing 1Q2010 with 1Q2009.  This increase is primarily attributable to an on-line advertising initiative to drive demand for our product by directing customers to our website.

Sales force expenses decreased $137,686 to $179,343, a 43% decrease for 1Q2010 when compared with 1Q2009.  The principal components of this decrease are employee compensation and benefits, expense travel and entertainment expense, and rent expense.  The decrease in sales force compensation and travel and entertainment expenses can be attributed to reductions in the sales force to four employees at the end of the 1Q2010 from a total of seven employees at the end of the 1Q2009.  In addition, rent expense decreased due to the elimination of our Dallas sales office in 2009.

Stock-based compensation decreased in 1Q2010 due to forfeiture of options and the termination of stock based compensation expense associated with the reduction of sales force employees.

General and administrative expenses. General and administrative expenses decreased 12%, or $180,520, to $1,330,713 during 1Q2010 when compared with 1Q2009.  The components of expense are:

Description	1Q2010	1Q2009
Payroll, benefits and taxes	$715,159	$773,803
Stock-based compensation	84,387	79,775
Professional, legal and licensing expense	196,220	185,894
Office and occupancy expenses	57,996	73,614
Impairment expense	-	118,276
Other administrative expense	276,951	279,870
Total General and Administrative Expenses	$1,330,713	$1,511,232

When comparing 1Q2010 with 1Q2009, changes in the expense categories are primarily attributable to:

•	decreased payroll, benefits and taxes expenses of $58,644, due primarily to lower general and administrative payroll in 1Q2010 than 1Q2009;
•	increased stock-based compensation expense of $4,612, which is primarily attributable to the issuance of immediately vested options to our board directors in 1Q2010;
•	increased professional, legal and licensing expense of $10,326 due primarily to increased legal fees incurred in connection with the exercise of warrants;
•	decreased office and occupancy expenses of $15,618 in 1Q2010 due primarily to a refund for the overpayment of common area maintenance for our corporate office; and
•	impairment of asset charge of $118,276 in 1Q2009 to write-down the balance of the expected value of a marketing incentive agreement compared with none in Q12010.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for 1Q2010 and 1Q2009 was $2,604,350 and $2,556,744, respectively.

Other Income (Expense):
Interest expense. Interest expense was $23,465 for 1Q2010 and $773,511 for 1Q2009.  All of the interest expense in 1Q2010 was in cash, and consisted of:

•	$279 paid to finance our D&O insurance policy;
•	$10,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing; and
•	$13,186 interest accrued for funds advanced under the Amended and Restated Loan Agreement.

In 1Q2009, cash interest expense was $217,744 and primarily consisted of:

•	$85,598 was paid to the lenders for funds advanced under the terms of the Amended and Restated Loan and Security Agreement;
•	$114,902 for the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan and Security Agreement; and
•	$16,109 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.

In 1Q2009, non-cash interest expense was $555,767 and consisted of:

•	$545,842 for the amortization of the cost of the warrants issued under the Amended and Restated Loan Agreement; and
•	$9,925 for the fair value of warrants earned during the period under the Guaranty and Indemnification Agreement between the Company and Mr. Terker.

Loss from Continuing Operations.  Loss from continuing operations was $2,627,771 for 1Q2010 or $704,093 lower than the loss from continuing operations of $3,331,864 for 1Q2009.

Liquidity and Capital Resources.   From inception to April 3, 2010, we have raised net proceeds of approximately $52.2 million from financing activities. We used these proceeds to fund operating and investing activities. We had a cash balance of approximately $1,700,000 as of April 3, 2010.

Net cash used in operating activities was approximately $2.1 million and $2.6 million for 1Q2010 and 1Q2009, respectively.  The decrease in cash used in operations was primarily due to lower operating losses during the current thirteen weeks compared with the same period of the prior year.  This was primarily due to lower selling and marketing expenses, lower general and administrative expenses, and lower cash interest expense.

Net cash used in investment activities for 1Q2010 was approximately $51,200 consisting of purchases of property and equipment, primarily for additional computer hardware to improve the capacity of the nFinanSe NetworkTM.  We recorded minimal investment activity for 1Q2009.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into a revolving credit facility with various lenders in the aggregate principal amount of $15,500,000 (the “Credit Facility”).  Loans under the Credit Facility are to be used solely to make payments to card issuing banks for credit to SVCs.  On November 26, 2008, the Credit Facility was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each Lender in its sole discretion, may make Accommodation Loans that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the Credit Facility was November 25, 2009, one year after the initial borrowing and on October 29, 2009 the Lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.

During 1Q2010, cash provided by financing activities was $17,031 from the cash exercise of 1,703,146 warrants at an exercise price of $0.01 per share.  During 1Q2009, the cash provided by financing activities of $2.7 million was the result of $2.7 million of Accommodation Loan borrowings under the Amended and Restated Loan Agreement.  As of April 3, 2010, we had drawn $500,000 under the Amended and Restated Loan Agreement.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at April 3, 2010:

Twelve months ending	Amounts

April 2011	$211,100
April 2012	206,200
April 2013	104,200
April 2014	-
April 2015	-

Total	$521,500

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC and VISA® U.S.A. Inc., our card networks, Palm Desert National Bank (“PDNB”), and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from June 30, 2010 through December 26, 2014.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB and FB&T agreements also require a minimum payment of $5,000, $3,000 and $7,500 per month, respectively.  During 1Q2010 and 1Q2009, we made aggregate payments of approximately $63,200 and $323,700, respectively, to Metavante, $7,000 and $0, respectively, to PDNB and $28,000 and $62,300, respectively, to FB&T under these agreements.

Pending or Threatened Litigation

We may become involved in certain other litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”), as of April 2, 2010 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

4.1
Form of Amendment No. 3 to Warrants (as executed by Mr. Terker (and his affiliates including Argosy Capital Group III LP, Ballyshannon Family Partnership LP, Ballyshannon Partners LP, Odyssey Capital Group LP, Bruce E. Terker, Bruce Terker IRA and Cynthia Terker)) (attached as Exhibit 99.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on March 1, 2010).

4.2
Form of Amendment No. 3 to Warrants (as executed by Mr. Harris (and his affiliates including 5 Star Partnership and Donald A. Harris)) (attached as Exhibit 99.2 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on March 1, 2010).

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

NFINANSE INC.

Date: May 13, 2010	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: May 13, 2010	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: May 13, 2010	By:	/s/ Jerome A. Kollar

Jerome A. Kollar, Vice President Finance and Controller (Principal Accounting Officer)