Form 10-Q
period 2010-07-03
nFinanSe Inc.
filed 2010-08-16
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,539,996 shares of common stock, $0.001 par value, outstanding as of August 3, 2010.

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of July 3, 2010 (unaudited) and January 2, 2010 (audited)	2
Consolidated Statements of Operations (unaudited) for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009 and for the period July 10, 2000 (inception) to July 3, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the twenty-six weeks ended July 3, 2010 and July 4, 2009, and for the period July 10, 2000 (inception) to July 3, 2010	4
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4T. Controls and Procedures.	23
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 6. Exhibits.	24

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	July 3,	January 2,
	2010	2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$616,817	$3,794,788
Restricted cash	322,956	343,075
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	200,296	189,015
Other	25,859	13,519
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $86,100 and $30,800, respectively	412,972	236,758
Inventories	705,684	1,416,890
Total current assets	2,284,584	5,994,045
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,056,881 and $944,122, respectively)	344,048	405,615
OTHER ASSETS	54,935	54,932
TOTAL ASSETS	$2,683,567	$6,454,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$636,350	$347,936
Accrued personnel costs	112,411	88,231
Credit facility and term loans outstanding	500,000	500,000
Deferred revenues	50,000	51,667
Other accrued liabilities	52,660	44,365
Total current liabilities	1,351,421	1,032,199

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value: 25,000,000 shares authorized; 17,203,156 and 16,869,822 shares issued and outstanding on July 3, 2010 and January 2, 2010, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with a liquidation value of $7,689,537 and $7,877,563 (including undeclared and unpaid accumulated dividends in arrears of $189,053 and $377,079) at July 3, 2010 and January 2, 2010, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at July 3, 2010 and January 2, 2010	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at July 3, 2010 and January 2, 2010	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,665,172 and 4,331,838 shares issued and outstanding with a liquidation value of $13,995,516 and $12,995,514 at July 3, 2010 and January 2, 2010, respectively	4,665	4,332
Common stock - $0.001 par value: 200,000,000 shares authorized; 23,539,996 and 9,542,887 shares issued and outstanding as of July 3, 2010 and January 2, 2010, respectively	23,540	9,543
Additional paid-in capital	72,646,329	71,421,315
Deficit accumulated during the development stage	(71,354,926)	(66,025,335)
Total stockholders’ equity	1,332,146	5,422,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,683,567	$6,454,592

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the thirteen weeks ended July 3, 2010	For the thirteen weeks ended July 4, 2009	For the twenty- six weeks ended July 3, 2010	For the twenty- six weeks ended July 4, 2009	For the period July 10, 2000 (inception) to July 3, 2010
REVENUES	$110,472	$1,774	$165,164	$(3,880)	$1,420,530

OPERATING EXPENSES
Transaction and operating expenses	627,976	831,310	1,550,753	1,372,072	9,601,236
Selling and marketing expenses	344,296	431,571	749,848	930,667	10,597,770
General and administrative expenses	1,441,804	1,434,498	2,772,517	2,945,731	38,848,194
Total operating expenses	2,414,076	2,697,379	5,073,118	5,248,470	59,047,200

Loss before other income (expense)	(2,303,604)	(2,695,605)	(4,907,954)	(5,252,350)	(57,626,670)

Other income (expense):
Interest expense	(23,234)	(1,505,906)	(46,699)	(2,279,417)	(5,292,975)
Interest income	43	94	87	94	1,164,512
Gain on derivative instruments	-	-	-	-	1,449,230
Loss from litigation	-	-	-	-	(105,500)
Loss on debt extinguishment	-	-	-	-	(4,685,518)
Registration rights penalties	-	-	-	-	(98,649)
Other expense	-	(152)	-	(1,761)	(95,510)
Total other income (expense)	(23,191)	(1,505,964)	(46,612)	(2,281,084)	(7,664,410)

Loss from continuing operations	(2,326,795)	(4,201,569)	(4,954,566)	(7,533,434)	(65,291,080)

Loss from discontinued operations	-	-	-	-	(3,861,579)

Net loss	(2,326,795)	(4,201,569)	(4,954,566)	(7,533,434)	(69,152,659)
Dividends paid on Series A Convertible Preferred Stock	-	-	-	-	(2,202,266)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(93,499)	(96,582)	(186,998)	(190,081)	(186,998)
Net loss attributable to common stockholders	$(2,420,294)	$(4,298,151)	$(5,141,564)	$(7,723,515)	$(71,541,923)
Net loss per share - basic and diluted	$(0.11)	$(0.45)	$(0.30)	$(0.82)
Weighted average number of shares outstanding	22,076,875	9,542,887	16,967,175	9,371,413

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the twenty-six weeks ended July 3, 2010	For the twenty-six weeks ended July 4, 2009	For the period July 10, 2000 (inception) to July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,954,566)	$(7,533,434)	$(69,152,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,759	125,817	1,604,692
Provision for inventory obsolescence	807,513	171,099	1,720,949
Provision for bad debts	-	-	461,972
Amortization of intangible assets	-	-	15,485
Stock-based compensation and consulting	347,288	228,606	8,915,238
Purchased in process research and development	-	-	153,190
Gain on derivative instruments	-	-	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss on disposal of assets	-	1,609	29,572
Loss from impairment of assets	-	449,589	3,319,504
Debt forgiveness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	-	1,778,548	3,621,924
Other non-cash expense	-	1,013	15,881
Changes in assets and liabilities, net:
Restricted cash	20,119	14,609	(322,956)
Receivables	(23,621)	7,213	(525,864)
Prepaid expenses and other current assets	(176,214)	214,948	(174,660)
Inventories	(96,307)	(68,476)	(3,770,628)
Other assets	(3)	15,992	(4,122)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	320,889	278,166	1,030,559
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(1,667)	(19,583)	50,000
NET CASH USED IN OPERATING ACTIVITIES	(3,643,810)	(4,334,284)	(49,956,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,192)	(5,431)	(2,184,505)
Early redemption of short-term investment	-	-	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	(51,192)	(5,431)	(2,419,746)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the twenty-six weeks ended July 3, 2010	For the twenty-six weeks ended July 4, 2009	For the period July 10, 2000 (inception) to July 3, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	-	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	-	-	8,075,000
Proceeds from issuance of Series D Convertible Preferred Stock	500,000	-	7,753,199
Proceeds from borrowings	-	4,000,000	11,265,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder	-	-	3,000,000
Payment for deferred financing costs	-	-	(459,606)
Payments for stock issuance costs	-	37,950	(1,519,289)
Proceeds from the exercise of stock warrants	17,031	-	17,031
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	-	-	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	517,031	4,037,950	52,992,609

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,177,971)	(301,765)	616,817

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,794,788	475,608	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$616,817	$173,843	$616,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$46,699	$503,903	$1,136,061
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants exchanged for Common Stock	$9,998	$-	$9,998
Warrants issued to DFS Services, LLC	$-	$-	$535,302
Warrants issued to Lenders	$-	$1,353,877	$1,530,381
Conversion of Series A Convertible Preferred Stock to Common Stock	$-	$-	$1,828
Dividends on Series A Convertible Preferred Stock	$375,024	$189,053	$2,202,266
Declared and unpaid dividends on Series A Convertible Preferred Stock	$179,772	$-	$179,772
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934
Exchange of Accommodation and Term Loans and accrued interest to Series D Convertible Preferred Stock	$-	$-	$5,693,898

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A -FORMATION, BACKGROUND AND OPERATIONS OF THE COMPANY

Background

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. (formerly Morgan Beaumont, Inc.) and those of its wholly owned subsidiaries, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant) (collectively, the “Company,” “we, ” “us, ” or “our”).  All significant inter-company balances and transactions have been eliminated.  We made the decision to abandon MBI Services Group, LLC’s prepaid telephone card business in the fourth quarter of fiscal 2006.  We accounted for this discontinued operation using the component-business approach in accordance with a certain accounting standard as defined in the Accounting Standards Codification (“ASC”). As such, the results of MBI Services Group, LLC have been eliminated from ongoing operations for all periods presented and shown as a single line item on the statements of operations entitled “Loss from discontinued operations” for each period presented.  Because we are continuing to raise funds, and because our revenues have been minimal, we are considered to be a development stage enterprise as defined in the ASC.

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

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. In addition, certain comparative figures for the prior year and inception to date period may have been reclassified to conform with the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at July 3, 2010 and January 2, 2010, its results of operations for the thirteen and twenty-six weeks ended July 3, 2010  (“2Q2010”and “1st Half 2010”, respectively) and for the thirteen and twenty-six weeks ended July 4, 2009 ( “1Q2009” and “1st Half 2009”, respectively) and its cash flows for the 1st Half 2010 and the 1st Half 2009. Operating results for the 1st Half 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Revenue Recognition

We generate the following types of revenues:

•	Wholesale fees, charged to our prepaid card distributors when our general purpose reloadable cards are reloaded and our gift cards are sold.
•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, charged to an SVC with a cash balance.
•	Interest revenue, on overnight investing of SVC balances by our card issuing bank.

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

Restricted Cash

Funds classified as restricted cash at July 3, 2010 and January 2, 2010 relate to loan advances on our credit facility, as described in Note C – Credit Facility.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.  Inventories consist of the following:

	July 3, 2010	January 2, 2010
Finished cards	$2,341,905	$3,359,927
Inventory in process	17,642	11,663
	2,359,547	3,371,590
Less reserve for damaged and obsolete inventory	1,653,863	1,954,700
Total Inventories	$705,684	$1,416,890

We have a policy of reserving the full inventory carrying cost for any cards that are on our books with six months or less to expiration.  This policy results in a higher reserve percentage being charged in the period of time beginning twelve months prior to a card’s expiration and continuing until the card is fully reserved at the point six months from expiration.  This policy resulted in an increase in inventory reserves charges of approximately $759,100 for the 1st Half 2010.  During 2Q2010 we destroyed 1,230,100 cards that had expiration dates in FY2010.  These cards were previously fully reserved and resulted in a charge to inventory reserve of approximately $790,500.  During the fiscal year ended January 2, 2010, we recognized impairment charges of $1,474,200 on certain inventory items printed in 2007 that are scheduled to be destroyed or that have an expiration date of less than six months.

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

Long-Lived Assets

In accordance with ASC 360  “Property, Plant and Equipment”, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable.

We did not incur any impairment charges in the 1st Half 2010.  During the 1st Half 2009, we recognized impairment charges of approximately $230,238 on an intangible asset related to a marketing incentive agreement.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations

As of July 3, 2010 our estimates indicate that all remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $213,900 and $165,100 during the 1st Half 2010 and the 1st Half 2009, respectively, are expensed as incurred. The majority of advertising for both the 1st Half 2010 and 1st Half 2009 was related to attending trade shows and employing media consultants.   At July 3, 2010, we had approximately $86,100 in prepaid marketing of which the majority is related to product placement inducement payments and advertising promotional payments made to a nationwide retailer. The product placement inducement payments are being amortized as a reduction of revenue over the contract period and the promotional payments are expensed when the advertising event occurs.

Research and Development

Research and development costs, which approximated $571,300 and $554,000 during the 1st Half 2010 and 1st Half 2009, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock, par value $.001 per share (“Series A Preferred Stock”) by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at July 3, 2010:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	23,539,996
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	46,651,720
Stock Options	12,346,084
Warrants	44,946,931

Total	140,022,715
* as-converted into Common Stock.

Income Taxes

Under certain ASCs, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from reserves for inventory obsolescence, impairment charges and accounts payable and accrued liabilities that are not deductible for tax reporting until they are realized and/or paid.

Financial Instruments and Concentrations

Financial instruments, as defined in a certain ASCs, consist of cash, evidence of ownership in an entity and contracts that both (1) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (2) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investment(s), accounts receivable, accounts payable, accrued liabilities and credit facilities.  The carrying values of these financial instruments approximate their respective fair values due to their short-term nature.

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

Stock-Based Compensation

We account for stock based compensation utilizing the fair value recognition pursuant to ASC 718 “Compensation – Stock Compensation”.  This statement requires us to recognize compensation expense in an amount equal to the grant-date fair value of shared-based payments such as stock options granted to employees.  These options generally vest over a period of time and the related compensation cost is recognized over that vesting period.

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	2Q2010	2Q2009	1st Half 2010	1st Half 2009
Transaction and operating expenses	$1,149	$789	$2,378	$1,593
Selling and marketing expenses	27,876	29,604	53,743	58,442
General and administrative expenses	202,441	88,796	291,167	168,571
Interest expense	-	-	-	9,925
Total stock-based compensation	$231,466	$119,189	$347,288	$238,531

General and administrative expenses include amounts charged to consulting expense for the cost of options issued in conjunction with an internet-based sales development agreement.  These costs were $2,670 and $7,009 for 2Q2010 and 1stHalf2010, respectively.  In addition, Bruce E. Terker and Donald A. Harris were issued warrants in lieu of cash compensation for board of director fees for which the cost of options issued was approximately $17,500.  This cost was charged to general and administrative expenses, as further discussed in Note D – Stock Options and Warrants.  The prior year amount charged to interest expense represent the costs of warrants issued as compensation to Mr. Terker, one of the Company’s directors, for supplying the required collateral for bonds issued to support our state money transmitter licenses.

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

On April 21, 2010, the Company’s Board of Directors (the “Board”) declared $195,252 in dividends due through December 31, 2009 and paid through the issuance of 1,904,021 shares of our Common Stock. Dividends owed but not declared on our Series A Preferred Stock were $189,053 as of July 3, 2010.

Fair Value Measurements

At July 3, 2010, the Company did not have any items to be measured at fair value.

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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  Because of our operating losses, at July 3, 2010, we have a cash balance of approximately $617,000.  In June 2010, in order to fund our operations, we sold 333,334 shares of our Series D Convertible Preferred Stock, $0.001 par value per share (“Series D Preferred Stock”), which pursuant those certain Securities Purchase Agreements dated as of July 3, 2010, as amended by addendums to the Securities Purchase Agreements dated as of July 3, 2010 (as amended, the “Purchase Agreements”) was exchanged for 333,334 shares of Series E Convertible Preferred Stock, $0.001 par value per share (“Series E Preferred Stock”), on July 8, 2010 the date on which the Statement of Designations, Rights and Preferences of the Series E Preferred Stock  was filed with the Secretary of State of the State of Nevada for an aggregate cash purchase price of $500,001.  Through August 10, 2010, we sold an additional $600,001 of Series E Preferred Stock to an investors that have previously supported the Company.  We expect to raise up to an additional $3.5 to $5.5 million in the fall of 2010 to complete the Series E Preferred Stock sale.  We believe this equity financing should be adequate to fund our fiscal year 2010 operations and cash commitments; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - CREDIT FACILITY

On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Original Loan Agreement”) and, on November 26, 2008, entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd. (“Midsummer”), Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Original Loan Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans under the Original Loan Agreement (each, a “Loan”) may be used solely to make payments to card-issuing banks for credit to SVCs.  The Amended and Restated Loan Agreement modified the Original Loan Agreement by establishing a sub-commitment of $3,400,000, pursuant to which each Lender, excluding Midsummer Investment, Ltd., which did not participate in the sub-commitment, in its sole discretion, may advance funds (each, an “Accommodation Loan”) that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans will be funded by the Lenders into separately controlled accounts subject to the Lenders’ lien.  Loan amounts deposited into a lender-controlled loan account are reflected as Restricted Cash on our balance sheet and bear interest at 6% per annum until withdrawn (for the sole purpose of funding SVCs) from that deposit account, at which time they bear interest at 16% per annum.  Accommodation Loans are funded into a company-controlled operating account and bear interest at 16% per annum.  Loans may be repaid and re-borrowed in accordance with the provisions of the Original Loan Agreement.  Accommodation Loans may be repaid and re-borrowed in accordance with the provisions of the Amended and Restated Loan Agreement, including the requirement that upon the occurrence and during an event of default, Accommodation Loans will be repaid after the repayment in full of all other loans under the Credit Facility.

On October 29, 2009, the Lenders approved the extension of maturity for an additional six months, or May 25, 2010, upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  On May 26, 2010, the Company entered into that certain Second Amendment to the Amended and Restated Loan Agreement (the “Second Amendment”) with the Lenders.  The Second Amendment amends the Amended and Restated Loan Agreement such that the Maturity Date (as such term is defined in the Amended and Restated Loan Agreement) of the notes issued pursuant to the Amended and Restated Loan Agreement is June 25, 2010.  On June 25, 2010, the Company entered into that certain Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) with the Lenders.  The Third Amendment amends the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is July 26, 2010. On July 23, 2010, a Fourth Amendment to the Amended and Restated Loan Agreement (the “Fourth Amendment”) amended the Maturity Date to September 30, 2010 and capped the commitment of Midsummer to $500,000 and issued to Midsummer 26,667 shares of its Series E Convertible Preferred Stock, par value $0.001, valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $3,000. The Company expects to replace Midsummer as a Lender prior to September 30, 2010. Midsummer’s commitment prior to the Fourth Amendment had been $5,000,000.

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

As of July 3, 2010, the Borrowers had drawn $500,000 in Loans under the Amended and Restated Loan Agreement.

Mr. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which were Accommodation Loan Lenders.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement.

NOTE D - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008, and again on June 17, 2010 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 and 9,790,150 shares, respectively, thus providing a total of 13,800,000 shares for issuance under the combined plans.  As of July 3, 2010, we had 1,453,916 shares available under the combined plans for future option grants and 12,346,084 total options outstanding, consisting of 12,224,834 options issued to employees and non-employee directors and 121,250 options issued to consultants. Such options vest over various periods up to three years and expire on various dates through 2020.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended July 3, 2010 and July 4, 2009:

	1st Half 2010	1st Half 2009
Expected term in years	5	5
Expected stock price volatility	168%	165% - 191%
Risk free interest rate	2.7%	1.5%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity during the six month period ended July 3, 2010:

	Number of Options	Weighted average exercise price per share (price at date of grant)
Outstanding at January 2, 2010	3,012,638	$3.09
Granted	9,433,967	$0.51
Cancelled	(100,521)	$3.64
Outstanding at July 3, 2010	12,346,084	$0.81
Options granted at or above market value during the six month period ended July 3, 2010	9,433,967

The following table summarizes information regarding options that are outstanding at July 3, 2010:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share

$0.25-$0.50	11,630,832	7.8	$0.49	3,097,433	$0.50
$0.75-$2.20	149,979	8.0	$1.40	135,354	$1.34
$2.30-$3.75	30,000	7.5	$3.44	24,028	$3.45
$4.00-$32.00	535,273	4.7	$7.29	533,829	$7.28
	12,346,084	7.3	$1.50	3,790,644	$0.81

The grant-date fair value of options granted during the 1st Half 2010 and the 1st Half 2009 was approximately $857,000 and $286,000, respectively.  The total fair value of shares vested during the six-month period ended July 3, 2010 was approximately $214,000.  At July 3, 2010, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $839,000, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On January 4, 2010, the Board approved the repricing of all existing officer options to $0.50.  The options were originally issued at exercise prices ranging from $0.75 to $11.00.  The cost of the repricing of these options was valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $9,729. This repricing was approved by stockholder’s at the Company’s Annual Stockholders’ Meeting held on June 17, 2010. The fair value of these options will be recognized as stock-based compensation expense upon stockholder approval.

On January 28, 2010, the Board awarded a total of 8,796,385 stock options to eight officers at an exercise price of $0.50 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $804,893.  The options vest ratably over the next ten calendar quarters. These grants were approved by stockholder’s at the Company’s Annual Stockholders’ Meeting held on June 17, 2010.  The fair value of these options will be recognized as stock-based compensation expense over the vesting period of the options, once stockholder approval is obtained.

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Executive Officer, Jerry R. Welch, 250,000 stock options at an exercise price of $1.00 per share, which, using the Black-Scholes option pricing model, were valued an aggregate of $143,840.  Options to purchase 50,000 shares became fully vested on the anniversary date of the grant and 50,000 options will vest ratably over the 12 months beginning March 31, 2010. Of the final 150,000 options, 75,000 were to vest on the first anniversary date of the grant and 75,000 were to vest ratably over the 12 months beginning March, 2010, provided the Company had positive earnings before interest, tax, depreciation and amortization (“EBITDA” in any month prior to September 30, 2009. The Company failed to achieve positive EBITDA and the 150,000 stock options were subsequently forfeited by Mr. Welch.

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

On January 29, 2009 , the Compensation Committee recommended to the Board and the Board granted to six officers of the Company an aggregate of 116,000 stock options at an exercise price of $1.02 per share, which, using the Black-Scholes option pricing model, were valued at an aggregate of $113,555. The options become fully vested in two years, one half vested on the anniversary date of the grant and 1/12 of the remaining grant vests monthly thereafter.

On December 15, 2008, the Company issued a total of 42,750 stock options (750 stock options to each employee [including seven officers] except our CEO) at an exercise price of $0.75 per share.  The options vest one third at the one-year anniversary of the grants and then ratably for the following 24 months.  The options were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $30,000, which is being recognized as stock-based compensation expense over the vesting period of the options.

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

Non Employee Director Options

In February 2010, 40,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.75, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $4,000. This amount was included in employee and director stock-based compensation in the statement of operations for the 1st Half 2010.

In May 2010, 222,282 options were issued to each of Donald A. Harris and Bruce E. Terker in lieu of cash payments for their compensation as members of the Board.   The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $17,500. This amount was included in board of director compensation expense in the statement of operations for the 1st Half 2010.

Outstanding Warrants

The following table summarizes our warrant activity during the six month period ended July 3, 2010:

	Number of Warrants	Weighted average exercise price per share (price at date of grant)
Outstanding at January 2, 2010	57,759,385	$0.07
Exercised	(11,701,523)	$0.01
Forfeited	(1,110,931)	$0.01
Outstanding at July 3, 2010	44,946,931	$0.09

On March 25, 2010, Mr. Terker, a member of our Board, and entities controlled by Mr. Terker elected the cashless option to exercise 11,109,308 warrants with an exercise price of $0.01 resulting in the issuance of 9,998,377 shares of Common Stock and the forfeiture of 1,110,931 warrants.  On March 29, 2010, Mr. Harris, a member or our Board, paid to the Company $17,031 for the exercise of 1,703,146 warrants with an exercise price of $0.01 for the issuance of 1,703,146 shares of our Common Stock.

Summary of Warrants outstanding by Exercise Price:

Exercise Price per Share	Number of Warrants Outstanding	Expiration Date
$ 0.01	43,405,131	Various dates from November 25, 2010 through November 30, 2014
$ 0.30	256,250	June 29, 2012 and June 12, 2012
$ 1.20	5,000	November 22, 2011
$ 2.30	883,475	June 29, 2012 and June 12, 2012
$ 2.53	54,575	June 12, 2013
$ 3.00	200,000	November 12, 2012
$ 5.00	142,500	Various dates from April 1, 2011 through September 30 ,2011
$ 0.09	44,946,931

NOTE E - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at July 3, 2010:

Twelve months ending	Amounts
June 2011	$205,200
June 2012	207,300
June 2013	52,100
June 2014	-
June 2015	-

Total	$464,600

Rent expense included in loss from continuing operations for 1st Half 2010 and 1st Half 2009, was approximately $114,800 and $123,100, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, Palm Desert National Bank (“PDNB”), and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through December 26, 2014.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB and FB&T agreements also require a minimum payment of $5,000, $3,000 and $7,500 per month, respectively.  During the 1st Half 2010 and the 1st Half 2009, we made aggregate payments of approximately $107,900 and $478,300, respectively, to Metavante, $14,500 and $1,600, respectively, to PDNB and $55,700 and $88,300, respectively, to FB&T under these agreements.

Our agreements with PDNB and FB&T require us to maintain certain reserve balances for our card programs.  As of January 2, 2010 and July 3, 2010, the reserve balances held at PDNB and FB&T were $10,000 and $25,000, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of January 2, 2010 and July 3, 2010.

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

NOTE F - SUBSEQUENT EVENTS

The Company evaluated subsequent events as of July 3, 2010.

On June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On July 3, 2010, the Company entered into the Purchase Agreements with several institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company issued 333,334 shares of Series D Preferred Stock, which pursuant to the Purchase Agreements was exchanged for 333,334 shares of Series E Preferred Stock on July 8, 2010 (the date on which the Statement of Designations, Rights and Preferences of the Series E Convertible Preferred Stock was filed with the Secretary of the State of Nevada of for an aggregate cash purchase price of $500,001.

The Series E Preferred Stock is not convertible into shares of  Common Stock by the Investors to the extent that, if converted, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

Through August 10, 2010, the Company has entered into additional Securities Purchase Agreements pursuant to which the Company issued 400,001 shares of its Series E Preferred Stock for the aggregate cash purchase price of $600,001.  We expect to raise up to an additional $3.5 to $5.5 million in the fall of 2010 to complete the Series E Preferred Stock sale.

On July 23, 2010, a Fourth Amendment amended the Maturity Date to September 30, 2010 and capped the commitment of Midsummer to $500,000 and issued to Midsummer Investment Ltd. 26,667 shares of its Series E Preferred Stock were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $3,000. The Company expects to replace Midsummer as a Lender prior to September 30, 2010. Midsummer’s commitment prior to the Fourth Amendment had been $5,000,000.

In July 2010, 180,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $16,000. This amount will be included in employee and director stock-based compensation in the statement of operations for the third quarter of 2010.

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

Lack of Profitability of Business Operations since 2001. During the years leading up to fiscal 2006, we were primarily focused on selling Visa® and MasterCard® SVCs and experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service. Additionally, it became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a process, which became known as the nFinanSe Network TM, to allow the consumer to perform value loads in a retail environment. To enhance the load center footprint, in fiscal 2006, we entered into agreements with MoneyGram Payments Systems, Inc. (“MoneyGram®”) and Western Union Financial Services, Inc. (“Western Union®”) whereby our SVCs could be loaded at their locations.

Further, in 2006, and as amended in June 2007, we signed an agreement with DFS that permits us to provide Discover® Network-branded SVCs directly or through a card issuing bank. We believe the Discover® Network SVC products have multiple competitive advantages over the SVCs we were previously selling. Consequently, we focused on implementing the agreement with DFS in lieu of pursuing SVC sales through our existing arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network SVC programs and abandoned our then-existing SVC programs by disposing of the associated SVC inventory. The time and money lost due to the difficulties and interruptions we experienced hindered our progress and ability to make a profit.

In late 2006, we developed a new go-to-market strategy centered on marketing bank-issued Discover® Network-branded SVCs through well-established prepaid card distributors combined with the load performing ability of the nFinanSe Network™.  In 2007, we secured agreements with several prepaid card distributors including InComm, which distributes prepaid card products to retailers with more than 100,000 locations throughout the United States.  We had to source a new bank to issue cards for InComm’s retailers and we began the task of integrating our network with InComm’s.  Additionally, the issuing bank required that we immediately begin making applications for licenses in those states claiming jurisdiction over SVCs. The general purpose reloadable card is a relatively new product for most distributors and it has taken time to integrate with distributors and to market to their retail partners. During the fourth quarter of 2008, several large InComm retailers began marketing our cards.  In July 2009, we executed a Card Distribution and Agency Agreement with Coinstar E-Payment Services Inc.(“Coinstar”) who distributes nFinanSe SVCs to more than 6,000 retail locations.  Coinstar was subsequently acquired by InComm in the Spring of 2010.  During fiscal 2009, we made the decision to expand our card offerings and executed an agreement with American Express, Inc. (“American Express”) to offer American Express-branded gift cards and an agreement with Visa® along with PDNB that permits us to offer Visa-branded general purpose reloadable SVCs.

At July 3, 2010, there were over 84,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 14,000 retail locations currently offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four general types of transactions:

•	Wholesale fees, charged to our prepaid card distributors when our general purpose reloadable cards are reloaded and our gift cards are sold.
•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, charged to an SVC with a cash balance.
•	Interest revenue, on overnight investing of SVC balances by our card issuing bank.

These fees differ by card type, issuing bank and transaction type.

Revenues for 2Q2010 and 2Q2009 were $110,472 and $1,774, respectively.  Revenues for 1st Half 2010 and 1st Half 2009 were $165,164 and $(3,880), respectively. The negative revenue for the 1st Half 2009 is attributable to the amortization of $60,000 of marketing funds paid to a national retailer.  We are required under GAAP to reflect this type of amortization expense as a contra-revenue item in our financial statements. Gross revenues for 2Q2010 were $140,472, compared with $31,774 for 2Q2009 and gross revenues for the 1st Half 2010 were $225,165, compared with $56,120 for the 1st Half 2009.

Operating Expenses.  Operating expenses for 2Q2010 decreased $283,303 to $2,414,076 compared with $2,697,379 for 2Q2009, an 11% decrease. Operating expenses for the 1st Half 2010 decreased $175,352 to $5,073,118 compared with $5,248,470 for the 1st Half 2009, a 3% decrease. These changes in our operating expenses are attributable to the following:

Transaction and operating expenses. Transaction and operating expenses for 2Q2010 and 2Q2009 were $627,976 and $831,310, respectively, a 24% decrease, and for the 1st Half 2010 and the 1st Half 2009 transaction and operating expenses were $1,550,753 and $1,372,072, respectively, a 13% increase.   The components of expense are:

Description	2Q2010	2Q2009	1st Half 2010	1st Half 2009
SVC card cost, program and transaction expenses	$199,924	$339,266	$351,610	$613,015
Inventory reserves	216,223	86,349	780,026	159,649
Inventory impairment	-	219,851	-	219,851
Stock-based compensation	1,149	789	2,378	1,593
Customer service expenses	210,680	185,055	416,739	377,964
Total Transaction and Operating Expenses	$627,976	$831,310	$1,550,753	$1,372,072

SVC card cost, program and transaction expenses decreased 41% to $199,924 for 2Q2010 from $339,266 for 2Q 2009.  For the 1st Half 2010, the decrease was $261,405, or 43%, when compared with the 1st Half 2009.  These decreases in 2010 are primarily due to the elimination of the costs charged by our processor to maintain our increased card inventory on their system.    We implemented a process to reduce the costs charged by our processor to maintain card inventory that was fully reflected in our results for the third quarter of 2009.  In addition, we are purchasing card inventory when retailer commitments or sales warrant the purchase versus maintaining large card inventories on hand for expected future orders or commitments.

Inventory reserves increased $129,874 and $620,377 when comparing 2Q2010 with 2Q2009 and the 1st Half 2010 with the 1st Half 2009, respectively.  This is due primarily to our policy of increasing monthly inventory reserves beginning twelve months prior to card expiration date until six months before the expiration date when the inventory cost for those cards is fully reserved.  We recorded an inventory impairment charge of $219,851 for inventory in 2Q2009, due to the delays in implementation of that card program.

Customer service expenses increased by $25,625 and $38,775 to $210,680 and to $416,739 when comparing 2Q2010 with 2Q2009 and the 1st Half 2010 and 1st Half 2009, respectively.  This was primarily due to increased staffing for increased call volume from higher revenues.

Selling and marketing expenses. Selling and marketing expenses decreased $87,275 to $344,296 when comparing 2Q2010 with 2Q2009, a 20% decrease, and decreased $180,819 to $749,848 when comparing the 1st Half 2010 with the 1st Half 2009, a 19% decrease.  The components of expense are:

Description	2Q2010	2Q2009	1st Half 2010	1st Half 2009
Advertising and marketing expenses	$159,242	$150,502	$359,585	$303,730
Sales force expenses	157,178	251,465	336,520	568,495
Stock-based compensation	27,876	29,604	53,743	58,442
Total Selling and Marketing Expenses	$344,296	$431,571	$749,848	$930,667

Advertising and marketing expenses increased 6%, or $8,740, to $159,242 when comparing 2Q2010 with 21Q2009.  This increase is primarily attributable to an on-line advertising initiative to drive demand for our product by directing customers to our website.

Sales force expenses decreased $94,287 to $157,178, a 37% decrease for 2Q2010 when compared with 2Q2009.  The principal components of this decrease are employee compensation and benefits expense, travel and entertainment expense, and rent expense.  The decrease in sales force compensation and travel and entertainment expenses can be attributed to reductions in the sales force to four employees at the end of the 2Q2010 from a total of seven employees at the end of the 2Q2009.  In addition, rent expense decreased due to the elimination of our Dallas sales office in 2009.

Stock-based compensation decreased in 2Q2010 due to forfeiture of options and the termination of stock based compensation expense associated with the reduction of sales force employees.

General and administrative expenses. General and administrative expenses increased 1%, or $7,306, to $1,441,804 during 2Q2010 when compared with 2Q2009.  For the 1st Half 2010, general and administrative expenses decreased 6%, or $173,214, to $2,772,517 when compared with the 1st Half 2009.  The components of expense are:

Description	2Q2010	2Q2009	1st Half 2010	1st Half 2009
Payroll, benefits and taxes	$687,339	$672,950	$1,402,498	$1,446,753
Stock-based compensation	182,257	88,796	266,644	168,571
Professional, legal and licensing expense	220,224	214,281	416,444	400,175
Office and occupancy expenses	205,990	198,005	403,468	426,873
Impairment expense	-	111,962	-	230,238
Other administrative expense	145,994	148,504	283,463	273,121
Total General and Administrative Expenses	$1,441,804	$1,434,498	$2,772,517	$2,945,731

When comparing 2Q2010 with 2Q2009, changes in the expense categories are primarily attributable to:

▪	increased payroll, benefits and taxes expenses of $14,389, in 2Q2010 from 2Q2009 due primarily to a one-time payment and compensation adjustment for a key employee;
▪
increased stock-based compensation expense of $93,461, which is primarily attributable to expensing the January though June 2010 expense for officer’s option grants and option re-pricings that were subject to shareholder ratification, which grants and re-pricings were approved at the Company’s Annual Shareholder’s Meeting on June 17, 2010; and

▪	no impairment of asset charge in 2Q2010 compared to an impairment of asset charge of $111,962 to write-down the expected value of a marketing incentive agreement in 2Q2009.

When comparing the 1st Half 2010 with the 1st Half 2009, changes in the expense categories are primarily attributable to:

▪
decreased payroll, benefits and taxes expenses of $44,255, due primarily to a temporary reduction of one IT position, slightly offset by a one-time payment and  compensation adjustment for a key employee;

▪
increased stock-based compensation expense of $98,073, which is primarily attributable to expensing the January though June 2010 expense for officer’s option grants and option re-pricings that were subject to shareholder ratification, which grants and re-pricings were approved at the Company’s Annual Shareholder’s Meeting on June 17, 2010;

▪	increased professional, legal and licensing expense of $16,269 due to $31,935 in higher state licensing fees being somewhat offset by lower fees in other categories; and
▪	no impairment of asset charge in the 1st Half 2010 compared to impairment of asset charges of $230,238 in the 1st Half 2009 to write-down the expected value of a marketing incentive agreement.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for 2Q2010 and 2Q2009 was $2,303,604 and $2,695,605, respectively and for the 1st Half 2010 and the 1st Half 2009 was $4,957,954 and $5,252,350, respectively.

Other Income (Expense):

Interest expense. Interest expense was $23,234 and $1,505,906 for 2Q2010 and 2Q2009, respectively, and $46,699 and $2,279,417 for the 1st Half 2010 and the 1st Half 2009, respectively.  All of the interest expense in 2Q2010 was in cash, and consisted of:

•	$341 paid to finance our D&O insurance policy;
•	$10,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing; and
•	$12,893 interest accrued for funds advanced under the Amended and Restated Loan Agreement.

In 2Q2009, cash interest expense was $283,124 and primarily consisted of:

•	$158,099 was paid to the lenders for funds advanced under the terms of the Amended and Restated Loan Agreement;
•	$114,902 for the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan Agreement; and
•	$9,973 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.

In 2Q2009, non-cash interest expense was $1,222,782 and consisted of amortization of the cost of the warrants issued under the Amended and Restated Loan Agreement.

All of the interest expense in 1st Half 2010 was in cash, and consisted of:

•	$619 paid to finance our D&O insurance policy; and
•	$20,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing; and
•	$26,080 interest accrued for funds advanced under the Amended and Restated Loan Agreement.

In 1ST Half 2009, cash interest expense was $500,868 and primarily consisted of:

•	$243,697 was paid to the lenders for funds advanced under the terms of the Amended and Restated Loan Agreement; and
•	$229,803 for the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan; and
•	$26,082 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing; and
•	$485 paid to finance our D&O insurance policy.

Loss from Continuing Operations. Loss from continuing operations was $2,326,795 and $4,954,566 for 2Q2010 and the 1st Half 2010, respectively or $1,874,774 and $2,578,868 lower than the loss from continuing operations of $4,201,569 and $7,533,434 for 2Q2009 and the 1st Half 2009, respectively.

Liquidity and Capital Resources.   From inception to July 3, 2010, we have raised net proceeds of approximately $53.0 million from financing activities. We used these proceeds to fund operating and investing activities. We had a cash balance of approximately $616,800 as of July 3, 2010.

By the 4th quarter of this year, we expect to receive additional proceeds of approximately $3.5 - $5.5 million in connection with the sale of our Series E Preferred Stock.  As such, we believe these amounts will be adequate to fund our operations for the next 12 months.

Net cash used in operating activities was approximately $3.6 million and $4.3 million for the 1st Half 2010 and the 1st Half 2009, respectively.  The decrease in cash used in operations was primarily due to lower operating losses during the current thirteen weeks compared with the same period of the prior year.  This was primarily due to lower selling and marketing expenses, lower general and administrative expenses, increased revenues and lower cash interest expense.

Net cash used in investment activities for 2Q2010 was approximately $51,200 consisting of purchases of property and equipment, primarily for additional computer hardware to improve the capacity of the nFinanSe NetworkTM.  We recorded minimal investment activity for the 1st Half 2009.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into the Credit Facility.  Loans under the Credit Facility are to be used solely to make payments to card issuing banks for credit to SVCs.  On November 26, 2008, the Credit Facility was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each Lender in its sole discretion, may make Accommodation Loans that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the Credit Facility was November 25, 2009, one year after the initial borrowing and on October 29, 2009, the Lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Credit Facility has been amended to extend the maturity to September 30, 2010 and to cap the commitment of Midsummer to $500,000 and issued to Midsummer 26,667 shares of its Series E Preferred Stock. The Company expects to replace Midsummer as a Lender prior to September 30, 2010.  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased to up to $20,000,000, and additional lenders may be added.

During the 1st Half 2010, cash provided by financing activities was $517,301 from the cash exercise of 1,703,146 warrants at an exercise price of $0.01 per share and the sale of 333,334 shares of Series D Preferred Stock.  During the 1st Half 2009, the cash provided by financing activities of $4.0 million was the result of borrowings under the Amended and Restated Loan Agreement.  As of July 3, 2010, we had drawn $500,000 under the Amended and Restated Loan Agreement.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at July 3, 2010:

Twelve months ending	Amounts

June 2011	$205,200
June 2012	207,300
June 2013	52,100
June 2014	-
June 2015	-

Total	$464,600

Rent expense included in loss from continuing operations for 1st Half 2010 and 1st Half 2009, was approximately $114,800 and $123,100, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS and VISA®, our card networks, PDNB, and FB&T, our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through December 26, 2014.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB and FB&T agreements also require a minimum payment of $5,000, $3,000 and $7,500 per month, respectively.  During the 1st Half 2010 and the 1st Half 2009, we made aggregate payments of approximately $107,900 and $478,300, respectively, to Metavante, $14,500 and $1,600, respectively, to PDNB and $55,700 and $88,300, respectively, to FB&T under these agreements.

Our agreements with PDNB and FB&T require us to maintain certain reserve balances for our card programs.  As of January 2, 2010 and July 3, 2010, the reserve balances held at PDNB and FB&T were $10,000 and $25,000, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of January 2, 2010 and July 3, 2010.

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

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that we will generate adequate cash to continue as a going concern and that all long-lived assets are recoverable.  In addition, stock-based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

See Note A — “Formation, Background and Operations of the Company” to the consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”), as of July 2, 2010 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Series D Preferred Stock Sale

On June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On July 3, 2010, the Company entered into the Purchase Agreements with the Investors, pursuant to which the Company issued 333,334 shares of its Series D Preferred Stock, which pursuant to the Purchase Agreements was exchanged for 333,334 shares of Series E Preferred Stock on July 8, 2010 (the date on which the Statement of Designations, Rights and Preferences of the Series E Convertible Preferred Stock was filed with the Secretary of State of the State of Nevada for an aggregate cash purchase price of $500,001.

The Series E Preferred Stock is not convertible into shares of Common Stock, by the Investors to the extent that, if converted, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1
Second Amendment to Amended and Restated Loan and Security Agreement (attached as Exhibit 99.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on May 27, 2010).

10.2
Third Amendment to Amended and Restated Loan and Security Agreement (attached as Exhibit 99.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on June 25, 2010).

*10.3
Form of Securities Purchase Agreement entered into by the Company and those investors party thereto between July 2, 2010 and August 6, 2010 and Form of Addendum to Securities Purchase Agreement entered into by the Company and those investors party thereto on July 2, 2010.

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

NFINANSE INC.

Date: August 16, 2010	By:	/s/ Jerry R. Welch
Jerry R. Welch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: August 16, 2010	By:	/s/ Raymond P. Springer
Raymond P. Springer Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: August 16, 2010	By:	/s/ Jerome A. Kollar
Jerome A. Kollar Vice President Finance and Controller (Principal Accounting Officer)