Form 10-Q
period 2010-10-02
nFinanSe Inc.
filed 2010-11-12
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,196,714 shares of common stock, $0.001 par value, outstanding as of November 5, 2010.

nFinanSe Inc.
A Development Stage Enterprise
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of October 2, 2010 (unaudited) and January 2, 2010 (audited)	2
Consolidated Statements of Operations (unaudited) for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009 and for the period July 10, 2000 (inception) to October 2, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, and for the period July 10, 2000 (inception) to October 2, 2010	4
Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4T. Controls and Procedures.	25
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 6. Exhibits.	26

SIGNATURES	27

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
nFinanSe Inc.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	October 2,	January 2,
	2010	2010
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,937,177	$3,794,788
Restricted cash	339,756	343,075
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	203,184	189,015
Other	112,956	13,519
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $50,100 and $30,800, respectively	297,389	236,758
Inventories	585,486	1,416,890
Total current assets	3,475,948	5,994,045
PROPERTY AND EQUIPMENT (net of accumulated depreciation of $1,109,281 and $944,122, respectively)	291,649	405,615
OTHER ASSETS	82,516	54,932
TOTAL ASSETS	$3,850,113	$6,454,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$531,507	$347,936
Accrued personnel costs	185,602	88,231
Credit facility advances outstanding	500,000	500,000
Deferred revenues	50,000	51,667
Other accrued liabilities	61,978	44,365
Total current liabilities	1,329,087	1,032,199
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $0.001 par value: 25,000,000 shares authorized; 19,325,993 and 16,869,822 shares issued and outstanding on October 2, 2010 and January 2, 2010, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with a liquidation value of $7,597,066 and $7,705,093 (including undeclared and unpaid accumulated dividends in arrears of $96,582 and $204,609) at October 2, 2010 and January 2, 2010, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at October 2, 2010 and January 2, 2010	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at October 2, 2010 and January 2, 2010	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,331,838 shares issued and outstanding with a liquidation value of $12,995,514 at October 2, 2010 and January 2, 2010	4,332	4,332
Series E Convertible Preferred Stock – 3,333,334 shares authorized; 2,456,171 shares issued and outstanding with a liquidation value of $11,052,768 at October 2, 2010	2,456	-
Common stock - $0.001 par value: 200,000,000 shares authorized; 26,196,714 and 9,542,887 shares issued and outstanding as of October 2, 2010 and January 2, 2010, respectively	26,197	9,543
Additional paid-in capital	76,174,393	71,421,315
Deficit accumulated during the development stage	(73,698,890)	(66,025,335)
Total stockholders’ equity	2,521,026	5,422,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,850,113	$6,454,592

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the thirteen weeks ended October 2, 2010	For the thirteen weeks ended October 3, 2009	For the thirty-nine weeks ended October 2, 2010	For the thirty-nine weeks ended October 3, 2009	For the period July 10, 2000 (inception) to October 2, 2010
REVENUES	$208,708	$6,706	$373,872	$2,826	$1,629,238

OPERATING EXPENSES
Transaction and operating expenses	673,627	461,902	2,224,380	1,833,974	10,274,863
Selling and marketing expenses	217,599	470,881	967,447	1,401,548	10,815,369
General and administrative expenses	1,424,497	1,411,571	4,197,014	4,357,302	40,272,691
Total operating expenses	2,315,723	2,344,354	7,388,841	7,592,824	61,362,923
Loss before other income (expense)	(2,107,015)	(2,337,648)	(7,014,969)	(7,589,998)	(59,733,685)
Other income (expense):
Interest expense	(51,026)	(624,083)	(97,725)	(2,903,500)	(5,344,001)
Interest income	47	19	134	113	1,164,559
Gain on derivative instruments	-	-	-	-	1,449,230
Loss from litigation	-	-	-	-	(105,500)
Loss on debt extinguishment	-	-	-	-	(4,685,518)
Registration rights penalties	-	-	-	-	(98,649)
Other expense	-	800	-	(962)	(95,510)
Total other income (expense)	(50,979)	(623,264)	(97,591)	(2,904,349)	(7,715,389)
Loss from continuing operations	(2,157,994)	(2,960,912)	(7,112,560)	(10,494,347)	(67,449,074)
Loss from discontinued operations	-	-	-	-	(3,861,579)
Net loss	(2,157,994)	(2,960,912)	(7,112,560)	(10,494,347)	(71,310,653)
Dividends paid on Series A Convertible Preferred Stock	-	-	(185,971)	(189,054)	(2,388,237)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(93,499)	(111,110)	(96,582)	(290,881)	(96,582)
Net loss attributable to common stockholders	$(2,251,493)	$(3,072,022)	$(7,395,113)	$(10,974,282)	$(73,795,472)
Net loss per share - basic and diluted	$(0.09)	$(0.32)	$(0.40)	$(1.14)
Weighted average number of shares outstanding	23,715,164	9,533,436	18,699,142	9,605,996

See notes to consolidated financial statements.

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirty-nine weeks ended October 2, 2010	For the thirty-nine weeks ended October 3, 2009	For the period July 10, 2000 (inception) to October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,112,560)	$(10,494,347)	$(71,310,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,159	185,978	1,657,092
Provision for inventory obsolescence	1,022,943	223,186	1,936,379
Provision for bad debts	-	-	461,972
Amortization of intangible assets	-	-	15,485
Stock-based compensation and consulting	533,661	347,300	9,099,657
Purchased in process research and development	-	-	153,190
Gain on derivative instruments	-	-	(1,449,230)
Loss on debt extinguishments	-	-	4,685,518
Loss on disposal of assets	-	809	29,572
Loss from impairment of assets	-	594,563	3,319,504
Debt forgiveness as a result of litigation settlement	-	-	(50,000)
Non-cash interest expense	46,667	2,459,327	3,668,591
Other non-cash expense	-	6,038	15,881
Changes in assets and liabilities, net:
Restricted cash	3,319	(5,818)	(339,756)
Receivables	(113,606)	4,977	(615,849)
Prepaid expenses and other current assets	(67,297)	449,897	(65,743)
Inventories	(191,540)	(195,349)	(3,865,861)
Other assets	(27,584)	165,073	(31,703)
Assets of discontinued operations	-	-	(229,060)
Accounts payable and accrued liabilities	333,805	(394,228)	1,045,429
Accrued registration rights penalties	-	-	98,649
Deferred revenues	(1,667)	(24,583)	50,000
NET CASH USED IN OPERATING ACTIVITIES	(5,408,700)	(6,677,177)	(51,720,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,192)	(4,195)	(2,184,505)
Early redemption of short-term investment	-	-	(2,504)
Investment in Product Benefits Systems Corporation	-	-	(15,737)
Cash advanced under note receivable	-	-	(202,000)
Other	-	-	(15,000)
NET CASH USED IN INVESTING ACTIVITIES	(51,192)	(4,195)	(2,419,746)

(Continued)

nFinanSe Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirty-nine weeks ended October 2, 2010	For the thirty-nine weeks ended October 3, 2009	For the period July 10, 2000 (inception) to October 2, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A Convertible Preferred Stock	-	-	4,000,000
Proceeds from issuance of Series B Convertible Preferred Stock	-	-	3,000,000
Proceeds from issuance of Series C Convertible Preferred Stock	-	-	8,075,000
Proceeds from issuance of Series D Convertible Preferred Stock	500,000	6,936,199	7,753,199
Proceeds from issuance of Series E Convertible Preferred Stock	3,109,000	-	3,109,000
Proceeds from borrowings	-	4,700,000	11,265,162
Repayments of notes payable	-	-	(147,912)
Collections on note receivable from stockholder	-	-	3,000,000
Payment for deferred financing costs	-	-	(459,606)
Payments for stock issuance costs	(23,750)	(22,548)	(1,543,039)
Proceeds from the exercise of stock warrants	17,031	-	17,031
Proceeds from the exercise of vested stock options	-	-	8,249
Proceeds from the issuance of Common Stock	-	-	18,000,775
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,602,281	11,613,651	56,077,859

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,857,611)	4,932,279	1,937,177

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,794,788	475,608	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,937,177	$5,407,887	$1,937,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$51,058	$446,330	$1,150,420
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of assets by issuance of Common Stock	$-	$-	$818,200
Reclassification of proceeds from sales of Common Stock to derivative financial instrument liabilities	$-	$-	$4,007,443
Issuance of Common Stock for net assets of Pan American Energy Corporation in a recapitalization - see Note A	$-	$-	$2,969,000
Issuance of Common Stock in lieu of cash payment of registration penalties	$-	$-	$652,625
Reclassification of long-lived assets to assets of discontinued telecom operations	$-	$-	$100,000
Warrants exchanged for Common Stock	$9,998	$-	$9,998
Warrants issued to DFS Services, LLC	$-	$-	$535,302
Warrants issued to Lenders	$-	$1,353,877	$1,530,381
Conversion of Series A Convertible Preferred Stock to Common Stock	$-	$-	$1,828
Dividends on Series A Convertible Preferred Stock	$560,995	$189,054	$2,202,266
Declared and unpaid dividends on Series A Convertible Preferred Stock	$-	$-	$-
Conversion of Senior Secured Convertible Promissory Notes and accrued interest to Series A Convertible Preferred Stock	$-	$-	$5,327,934
Exchange of Accommodation and Term Loans and accrued interest to Series D Convertible Preferred Stock	$-	$5,693,898	$5,693,898

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

nFinanSe Inc. is a provider of stored value cards (“SVCs”), for sale through a wide variety of markets, including grocery stores, convenience stores, general merchandise stores and direct to customer through on-line or direct marketing activities. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements. In addition, certain comparative figures for the prior year and inception to date period may have been reclassified to conform to the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at October 2, 2010 and January 2, 2010, its results of operations for the thirteen and thirty-nine weeks ended October 2, 2010  (“3Q2010”and the “39 Wks 2010”, respectively) and for the thirteen and thirty-nine weeks ended October 3, 2009 ( “3Q2009” and the “39 Wks 2009”, respectively) and its cash flows for the 39 Wks 2010 and the 39 Wks 2009. Operating results for the 39 Wks 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

Revenue Recognition

We generate the following types of revenues:

•	Wholesale fees, charged to our prepaid card distributors when our general purpose reloadable cards are reloaded and our gift cards are sold.
•	Transaction fees, paid by the applicable networks and passed through to us by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, charged to an SVC with a cash balance.
•	Interest revenue, on overnight investing of SVC balances by our card issuing bank.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our prepaid card distributors for our wholesale fees and the load value of gift cards and of the general purpose reloadable cards vary by customer but are less than a week after the relevant sales period has concluded. Payroll card loads are remitted by the sponsor company directly to the issuing bank, in advance. Transaction fees and interest income are paid monthly in arrears by the card-issuing bank approximately two weeks following the month such fees or interest income was earned.  Maintenance fees are charged to cards upon activation and then on the same day of each month thereafter.

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

Restricted Cash

Funds classified as restricted cash at October 2, 2010 and January 2, 2010 relate to loan advances on our credit facility, as described in Note C – Credit Facility.

Inventories

Inventories are charged to operations using the first in, first out method. Our inventory costs generally arise from costs incurred to produce SVCs, including costs for plastic and packaging, embossing fees, printing fees and shipping.    Inventories consist of the following:

	October 2, 2010	January 2, 2010
Finished cards	$2,431,808	$3,359,927
Inventory in process	22,975	11,663
	2,454,783	3,371,590
Less reserve for damaged and obsolete inventory	1,869,297	1,954,700
Total Inventories	$585,486	$1,416,890

We have a policy of reserving the full inventory carrying cost for any cards with six months or less to expiration.  This policy has  resulted in a higher reserve percentage being charged in the period of time beginning twelve months prior to a card’s expiration and continuing until the card is fully reserved at the point six months from expiration.  This policy resulted in an increase in charges of approximately $954,000 for the 39 Wks 2010.  During the fiscal year ended January 2, 2010, we recognized impairment charges of $1,474,200 on certain inventory items printed in 2007 that are scheduled to be destroyed or that have an expiration date of less than six months.

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

We did not incur any impairment charges in the 39 Wks 2010.  During the 39 Wks 2009, we recognized impairment charges of $375,212 on an intangible asset related to a marketing incentive agreement.  These impairment charges are included in general and administrative expenses in the accompanying statements of operations.

As of October 2, 2010 our estimates indicate that all remaining long-lived assets are recoverable.

Advertising Costs

Advertising expenses, which were approximately $226,400 and $300,900 during the 39 Wks 2010 and the 39 Wks 2009, respectively, are expensed as incurred. The majority of advertising for both the 39 Wks 2010 and the 39 Wks 2009 was related to attending trade shows and employing media consultants.   At October 2, 2010, we had approximately $50,100 in prepaid marketing of which the majority is related to product placement inducement payments and advertising promotional payments made to a nationwide retailer. The product placement inducement payments are being amortized as a reduction of revenue over the contract period and the promotional payments are expensed when the advertising event occurs.

Research and Development

Research and development costs, which approximated $809,500 and $806,200 during the 39 Wks 2010 and the 39 Wks 2009, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

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

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at October 2, 2010:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	26,196,714
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	43,318,380
Series E Convertible Preferred Stock *	24,561,710
Stock Options	12,495,855
Warrants	44,946,931
Total	164,057,574
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

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We frequently maintain cash balances in excess of federally insured limits. However, we believe that cash balances held in non interest bearing accounts are fully insured by the federal government at this time. As such, with interest rates at historical lows, we have made the decision to maintain cash balances at more than one bank to diversify our exposure and to use our non-interest-earning balances to lower any banking fees. Our revenues and accounts receivable balance is and is expected to be primarily composed of amounts generated from our largest distributor, Interactive Communications (“InComm”).  We have not experienced any losses from receivables due from InComm.

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

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	3Q2010	3Q2009	39 Wks 2010	39 Wks 2009

Transaction and operating expenses	$1,732	$753	$4,110	$2,346
Selling and marketing expenses	29,388	28,893	83,131	87,335
General and administrative expenses	155,253	89,048	446,420	257,619
Interest expense	-	-	-	9,925
Total stock-based compensation	$186,373	$118,694	$533,661	$357,225

General and administrative expenses include amounts charged to consulting expense for the cost of options issued in conjunction with an internet-based sales development agreement.  These costs were $7,009 for the 39 Wks 2010.  In addition, Bruce E. Terker and Donald A. Harris were issued warrants in lieu of cash compensation for board of director fees for which the cost of options issued was approximately $17,500.  This cost was charged to general and administrative expenses, as further discussed in Note E – Stock Options and Warrants.  The prior year amount charged to interest expense represent the costs of warrants issued as compensation to Mr. Terker, one of the Company’s directors, for supplying the required collateral for bonds issued to support our state money transmitter licenses.

Dividends on Preferred Stock

Our Series A Preferred Stock accrues dividends of 5% per annum, which are paid semiannually and can be satisfied in cash or through the issuance of Common Stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Amended and Restated Loan and Security Agreement, dated November 26, 2008 (see Note C – Credit Facility), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on our Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred Stock”), on our Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”), on our Series D Convertible Preferred Stock, par value $0.001 per share (“Series D Preferred Stock”), or on our Series E Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”).

On April 21, 2010 and July 28, 2010, the Company’s Board of Directors (the “Board”) declared $195,252 and $185,971 in dividends due through December 31, 2009 and due through June 30, 2010, respectively and paid through the issuance of 1,904,021 shares and 2,656,718 shares of our Common Stock, respectively. Dividends owed but not declared on our Series A Preferred Stock were $96,582 as of October 2, 2010.

Fair Value Measurements

At October 2, 2010, the Company did not have any items to be measured at fair value.

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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  Because of our operating losses, at October 2, 2010, we have a cash balance of approximately $1,937,200.  From June 2010 though September 2010, in order to fund our operations, we sold 2,456,171 shares of our Series E Preferred Stock for an aggregate cash purchase price of $3,684,256 (See Note D – Series E Preferred Stock Offering).  We expect to raise additional sales of Series E Preferred Stock by the end of 2010 to complete the Series E Preferred Stock sale.  We believe this equity financing should be adequate to fund our operations for the next 12 months; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - CREDIT FACILITY

On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Original Loan Agreement”) and, on November 26, 2008, entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd. (“Midsummer”), Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Original Loan Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans under the Original Loan Agreement (each, a “Loan”) may be used solely to make payments to card-issuing banks for credit to SVCs.  The Amended and Restated Loan Agreement modified the Original Loan Agreement by establishing a sub-commitment of $3,400,000, pursuant to which a participating Lender, in its sole discretion, could advance funds (each, an “Accommodation Loan”) that could be used by the Company for general corporate purposes. The Accommodation Loans were advanced by the Lenders and exchanged for Series D Convertible Preferred Stock in 2009.  Loan amounts deposited into a lender-controlled loan account are reflected as Restricted Cash on our balance sheet and bear interest at 6% per annum until withdrawn (for the sole purpose of funding SVCs) from that deposit account, at which time they bear interest at 16% per annum.  Loans may be repaid and re-borrowed in accordance with the provisions of the Original Loan Agreement.

On October 29, 2009, the Lenders approved the extension of maturity for an additional six months, or May 25, 2010, upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  On May 26, 2010, the Company entered into that certain Second Amendment to the Amended and Restated Loan Agreement (the “Second Amendment”) with the Lenders.  The Second Amendment amends the Amended and Restated Loan Agreement such that the Maturity Date (as such term is defined in the Amended and Restated Loan Agreement) of the notes issued pursuant to the Amended and Restated Loan Agreement is June 25, 2010.  On June 25, 2010, the Company entered into that certain Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) with the Lenders.  The Third Amendment amends the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is July 26, 2010. On July 23, 2010, a Fourth Amendment to the Amended and Restated Loan Agreement (the “Fourth Amendment”) amended the Maturity Date to September 30, 2010 and capped the commitment of Midsummer to $500,000 and issued to Midsummer 26,667 shares of its Series E Preferred Stock. Midsummer’s commitment prior to the Fourth Amendment had been $5,000,000.  Midsummer’s commitment prior to the Fourth Amendment had been $5,000,000.  On September 27, 2010, the Company entered into that certain Fifth Amendment to Amended and Restated Loan and Security Agreement (the “Fifth Amendment”) with the Lenders.  The Fifth Amendment amended the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is October 29, 2010.  On October 29, 2010, the Company entered into that certain Sixth Amendment to Amended and Restated Loan and Security Agreement (the “Sixth Amendment”) with the Lenders.  The Sixth Amendment amended the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is November 30, 2010.  The Company is in discussions with several replacement lenders but does not expect to have a replacement facility prior to the November 30, 2010.  The Company expects to fund the payments to card-issuing banks for credit to SVCs from available cash until a replacement facility can be completed.

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

As of October 2, 2010, the Borrowers had drawn $500,000 in Loans under the Original Loan Agreement.

Mr. Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which were Accommodation Loan Lenders.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement.

NOTE D – SERIES E PREFERRED STOCK OFFERING

On June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On July 3, 2010, the Company entered into Securities Purchase Agreements, as amended by addendums to the Securities Purchase Agreements dated as of July 3, 2010 (as amended, the “Purchase Agreements”), with several institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company issued 333,334 shares of its Series D Preferred Stock.  Pursuant to the Purchase Agreements such shares were exchanged for 333,334 shares of Series E Preferred Stock on July 8, 2010 (the date on which the Statement of Designations, Rights and Preferences of the Series E Preferred Stock (the “Series E Certificate”) was filed with the Secretary of State of the State of Nevada for an aggregate cash purchase price of $500,001.  On August 10, 2010 and September 7, 2010 the Company reported that it had entered into Securities Purchase Agreements with certain other institutional and accredited investors, pursuant to which the Company issued 400,000 and 1,116,668 shares of Series E Preferred Stock for aggregate cash purchase prices of $600,000 and $1,675,002, respectively.  On September 30, 2010, the Company entered into Securities Purchase Agreements with certain other institutional and accredited investors, pursuant to which the Company issued 606,167 shares of Series E Preferred Stock for an aggregate cash purchase price of $909,250.

To date, the Company has issued 2,456,171 shares of its Series E Preferred Stock for an aggregate cash purchase price of $3,684,256, of which 333,334 shares were sold for $500,001 during the Company’s second fiscal quarter and 2,122,837 shares were sold for $3,184,255 in the Company’s third fiscal quarter.

Pursuant to the Series E Certificate, the holders of the Series E Preferred Stock shall have full voting rights and powers equal to the voting rights and powers of holders of Common Stock, shall be entitled to notice of any stockholders meeting in accordance with the Bylaws of the Company, as amended, and shall be entitled to vote, with respect to any question upon which holders of Common Stock are entitled to vote, including, without limitation, the right to vote for the election of directors, voting together with the holders of Common Stock as one class.  Each holder of shares of Series E Preferred Stock shall be entitled to vote on an as-converted to Common Stock basis.

In the event of any liquidation, before any distribution of assets of the Company shall be made to or set apart for the holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Common Stock, the holders of Series E Preferred Stock shall be entitled to receive payment out of such assets of the Company in an amount equal to the greater of (i) $4.50 per share of Series E Preferred Stock, and (ii) the amount such holder would have received if such holder had converted its shares of Series E Preferred Stock to Common Stock, subject to but immediately prior to such liquidation (the “Series E Liquidation Preference”).  If the assets of the Company available for distribution to the holders of Series E Preferred Stock are insufficient to make in full the above-referenced payment required by the Series E Certificate, then the holders of the Series E Preferred Stock shall share pro rata in the distribution of such assets in proportion to the respective sums which would otherwise be payable upon such distribution related to a Liquidation (as such term is defined in the Series E Certificate) if all sums so payable to the holders of the Series E Preferred Stock were paid in full.

As long as at least 33% of the shares of Series E Preferred Stock issued are outstanding, the consent of the holders of at least a majority of the shares of Series E Preferred Stock at the time outstanding shall be necessary for effecting (i) any amendment, alteration or repeal of any of the provisions of the Series E Certificate in a manner that will adversely affect the rights of the holders of the Series E Preferred Stock, (ii) the authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the Series E Preferred Stock in any manner, and (iii) entrance by the Company into any senior secured financing or funded debt.  These listed actions by the Company will no longer require a vote of the holders of Series E Preferred Stock at such time as the Company first earns an annual earnings before interest, tax, depreciation and amortization (“EBITDA”) of at least $10,000,000 over any trailing 12-month period and Stockholder’s Equity as recorded on the Company’s balance sheet first becomes at least $15,000,000.

Shares of the Series E Preferred Stock are convertible at any time into shares of Common Stock by any holders thereof at the initial conversion price of $0.15 per share, which conversion price is subject to customary adjustments related to stock dividends, subdivisions and combinations.  In addition, if 10% or less of the aggregate shares of Series E Preferred Stock remain outstanding or, in the event of a sale, transfer or other disposition of all or substantially all the Company’s property assets or business to another corporation, in which the aggregate proceeds to the holders of the Series E Preferred Stock would be greater on an as-converted to Common Stock basis, all remaining outstanding shares of Series E Preferred Stock mandatorily convert into Common Stock.

The number of shares of Series E Preferred Stock that may be converted into Common Stock by any holder, and the number of shares of Series E Preferred Stock that shall be entitled to voting rights, shall be limited to the extent necessary to ensure that, following such conversion (or deemed conversion for voting purposes), the number of shares of Common Stock then beneficially owned by such holder and its affiliates does not exceed 9.99% of the total number of shares of Common Stock then issued and outstanding.

NOTE E - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008, and again on June 17, 2010 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 and 9,790,150 shares, respectively, thus providing a total of 13,800,000 shares for issuance under the combined plans.  As of October 2, 2010, we had 12,495,855 total options outstanding under the combined plans, consisting of 12,374,605 options issued to employees and non-employee directors and 121,250 options issued to consultants and 1,304,145 shares available for future option grants. Such outstanding options vest over various periods up to three years and expire on various dates through 2020.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended October 2, 2010 and October 3, 2009:

	39 Wks 2010	39 Wks 2009
Expected term in years	5	5
Expected stock price volatility	167% - 181%	165% - 191%
Risk free interest rate	1.78% - 2.67%	1.50% - 2.31%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity during the nine month period ended October 2, 2010:

	Number of Options	Weighted average exercise price per share (price at date of grant)
Outstanding at January 2, 2010	3,012,638	$1.86
Granted	9,613,967	$0.50
Cancelled	(130,750)	$3.16
Outstanding at October 2, 2010	12,495,855	$0.80
Options granted at or above market value during the nine month period ended October 2, 2010	9,613,967

The following table summarizes information regarding options that are outstanding at October 2, 2010:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share
$0.25-$0.50	11,787,082	8.9	$0.50	4,327,925	$0.49
$0.75-$2.20	148,500	7.8	$1.34	136,625	$1.39
$3.20-$9.80	440,773	4.9	$4.74	437,246	$4.75
$10.20-$32.00	119,500	4.0	$15.83	119,500	$15.83
	12,495,855	8.7	$0.80	5,021,296	$1.25

The grant-date fair value of options granted during the 39 Wks 2010 and the 39 Wks 2009 was approximately $873,000 and $309,700, respectively.  The total fair value of shares vested during the nine-month period ended October 2, 2010 was approximately $534,000.  At October 2, 2010, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $692,000, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On January 4, 2010, the Board approved the repricing of all existing officer options, 2,003,615 in the aggregate, to $0.50.  The options were originally issued at exercise prices ranging from $0.75 to $11.00.  The cost of the repricing of these options was valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $9,729. This repricing was approved by stockholders at the Company’s Annual Stockholders’ Meeting held on June 17, 2010.

On January 28, 2010, the Board awarded a total of 8,796,385 stock options to eight officers at an exercise price of $0.50 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $804,893.  The options vest ratably over ten calendar quarters beginning January 2010. These grants were approved by stockholders at the Company’s Annual Stockholders’ Meeting held on June 17, 2010.  The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Executive Officer, Jerry R. Welch, 250,000 stock options at an exercise price of $1.00 per share (subsequently repriced to $0.50), which, using the Black-Scholes option pricing model, were valued an aggregate of $143,840.  Options to purchase 50,000 shares became fully vested on the anniversary date of the grant and 50,000 options will vest ratably over the 12 months beginning March 31, 2010. Of the final 150,000 options, 75,000 were to vest on the first anniversary date of the grant and 75,000 were to vest ratably over the 12 months beginning March, 2010, provided the Company had positive EBITDA in any month prior to September 30, 2009. The Company failed to achieve positive EBITDA and the 150,000 stock options were subsequently forfeited by Mr. Welch.

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Financial Officer, Raymond P. Springer, 50,000 stock options at an exercise price of $1.00 per share (subsequently repriced to $0.50), which, using the Black-Scholes option pricing model, were valued at an aggregate of $28,768.  The options will become fully vested in two years, with one half vesting on the anniversary date of the grant and 1/12 of the remaining grant vesting monthly thereafter.

On January 29, 2009 , the Compensation Committee recommended to the Board and the Board granted to six officers of the Company an aggregate of 116,000 stock options at an exercise price of $1.02 per share (subsequently repriced to $0.50), which, using the Black-Scholes option pricing model, were valued at an aggregate of $113,555. The options become fully vested in two years, one half vested on the anniversary date of the grant and 1/12 of the remaining grant vests monthly thereafter.

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

On May 12, 2008, our compliance officer was awarded 20,000 stock options at an exercise price of $2.30 per share (subsequently repriced to $0.50), which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $28,900.  The options vest one third at the one-year anniversary of the grants and then ratably for the following 24 months. The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

On January 24, 2008, Messrs. Welch and Springer were awarded 95,000 and 45,000 stock options, respectively, at an exercise price of $4.00 per share (subsequently repriced to $0.50), which were valued using the Black-Scholes option pricing model at aggregate fair values of approximately $234,000 and $111,000, respectively.  These amounts were recognized as stock-based compensation expense as the options vested.   The options were divided into 28 equal installments, with the first seventeen installments vesting on January 28, 2008 and additional installments vesting on the final day of each month through December 31, 2008.  At January 3, 2009, all options have vested and all compensation expense related to these options has been recognized.

On January 24, 2008, the Board also awarded a total of 155,000 stock options to eight other officers at an exercise price of $4.00 per share (subsequently repriced to $0.50), which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $381,300.  The options vest one-third at the one-year anniversary of the grants and then ratably for the following 24 months. The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

Non Employee Director Options

In February 2010, 40,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.75, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $4,000. This amount was included in employee and director stock-based compensation in the statement of operations for the 39 Wks 2010.

In May 2010, 222,282 options were issued to each of Donald A. Harris and Bruce E. Terker in lieu of cash payments for their compensation as members of the Board.   The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $17,500. This amount was included in board of director compensation expense in the statement of operations for the 39 Wks 2010.

In July 2010, 180,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $16,300. This amount was included in employee and director stock-based compensation in the statement of operations for the 39 Wks 2010.
Outstanding Warrants

The following table summarizes our warrant activity during the nine month period ended October 2, 2010:

	Number of Warrants	Weighted average exercise price per share (price at date of grant)
Outstanding at January 2, 2010	57,759,385	$0.07
Exercised	(11,701,523)	$0.01
Forfeited	(1,110,931)	$0.01
Outstanding at October 2, 2010	44,946,931	$0.09

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

Summary of Warrants outstanding by Exercise Price:

Exercise Price per Share	Number of Warrants Outstanding	Expiration Date
$ 0.01	43,405,131	Various dates from November 25, 2010 through November 30, 2014
$ 0.30	256,250	June 29, 2012 and June 12, 2012
$ 1.20	5,000	November 22, 2011
$ 2.30	883,475	June 29, 2012 and June 12, 2012
$ 2.53	54,575	June 12, 2013
$ 3.00	200,000	November 12, 2012
$ 5.00	142,500	Various dates from April 1, 2011 through September 30, 2011
$ 0.09	44,946,931

NOTE F - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at October 2, 2010:

Twelve months ending	Amounts

September 2011	$203,900
September 2012	208,400
September 2013	-
September 2014	-
September 2015	-

Total	$412,300

Rent expense included in loss from continuing operations for the 39 Wks 2010 and the 39 Wks 2009, was approximately $171,200 and $194,100, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, Palm Desert National Bank (“PDNB”), The Bancorp, Inc. (“Bancorp”) and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60) and $7,500 per month, respectively.  During the 39 Wks 2010 and the 39 Wks 2009, we made aggregate payments of approximately $197,400 and $737,700 respectively, to Metavante, $42,100 and $4,700, respectively, to PDNB, $83,600 and $113,700, respectively, to FB&T and none to Bancorp under these agreements.

Our agreements with PDNB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of January 2, 2010 and October 2, 2010, the reserve balances held at PDNB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of January 2, 2010 and October 2, 2010.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state money transmitter licenses..  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end of the current quarter aggregated approximately $12,000,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August 2009 equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

End of Financial Statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe Inc. is a provider of SVCs, for sale through a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

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

Results of Operations. Our principal operations commenced in 2001.  However, to date, we have had limited revenues.  Financial accounting standards set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of management, our activities from our inception through October 2, 2010 fall within the referenced guidelines. Accordingly, we report our activities in this report in accordance with these guidelines.

Lack of Profitability of Business Operations since 2001. During the years leading up to fiscal 2006, we were primarily focused on acting as an Independent Sales Organization (“ISO”) and selling Visa® and MasterCard® SVCs issued by sponsoring banks through various non-retail channels.   We experienced significant difficulties and interruptions with our third-party card issuers due to administrative errors, defective cards and poor service.  It also became apparent to management that there was a flaw in focusing solely on the sale of SVC products that did not include a convenient load solution for consumers. Consequently, management made the decision to expand our focus to include the development of a process, which became known as the nFinanSe Network TM, to allow the consumer to perform value loads  at non traditional locations. While we worked on this process, we were able to enhance our load center footprint, in fiscal 2006 by entering into value load agreements with MoneyGram Payments Systems, Inc. (“MoneyGram®”) and Western Union Financial Services, Inc. (“Western Union®”).

In 2006, and as amended in June 2007, we signed an agreement with DFS  that permits us to provide Discover® Network-branded SVCs directly or through a card-issuing bank. Consequently, we focused on implementing the agreement with DFS in lieu of pursuing SVC sales through our existing  ISO arrangements. Accordingly, our sales efforts were interrupted while we developed our new Discover® Network programs and abandoned our then-existing programs by disposing of the associated SVC inventory. The time and money lost due to the difficulties and interruptions we experienced hindered our progress and ability to make a profit.

In late 2006, we developed a new go-to-market strategy centered on marketing bank-issued Discover® Network-branded SVCs through well-established prepaid card distributors combined with the load performing ability of the nFinanSe Network™.  In 2007, we secured agreements with several prepaid card distributors including InComm, which distributes prepaid card products to retailers with more than 100,000 locations throughout the United States.  We had to source a new bank to issue cards for InComm’s retailers and we began the task of integrating our network with InComm’s.  Additionally, the issuing bank required that we immediately begin making applications for licenses in those states claiming jurisdiction over SVCs. The general purpose reloadable card is a relatively new product for most distributors and it has taken time to integrate with distributors and to market to their retail partners. During the fourth quarter of 2008, several large InComm retailers began marketing our cards.  In July 2009, we executed a Card Distribution and Agency Agreement with Coinstar E-Payment Services Inc. (“Coinstar”) who distributes nFinanSe SVCs to more than 4,500 retail locations.  Coinstar was subsequently acquired by InComm in the spring of 2010.  During fiscal 2009, we made the decision to expand our card offerings and executed an agreement with American Express, Inc. (“American Express”) to offer American Express-branded gift cards and an agreement with Visa® along with PDNB that permits us to offer Visa-branded general purpose reloadable SVCs.

At October 2, 2010, there were over 84,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 14,000 retail locations currently offering our SVCs for sale and for reload services.

Revenues. We produce revenues through four general types of transactions:

•	Wholesale fees, charged to our prepaid card distributors when our general purpose reloadable cards are reloaded and our gift cards are sold.
•	Transaction fees, paid by the applicable networks and passed through by our card issuing banks when our SVCs are used in a purchase or ATM transaction.
•	Maintenance fees, charged each month to an SVC with a cash balance.
•	Interest revenue, on overnight investing of SVC balances by our card issuing bank.

These fees differ by card and transaction type.

Revenues for 3Q2010 and 3Q2009 were $208,708 and $6,706, respectively.  Revenues for the 39 Wks 2010 and the 39 Wks 2009 were $373,872 and $2,826, respectively. The increase in revenue for the current year over the prior year is due primarily to increased sales and reloads resulting primarily from the increased distribution of our VISA® branded SVC cards.  Gross revenues for 3Q2010 were $238,707, compared with $36,706 for 3Q2009 and gross revenues for the 39 Wks 2010 were $463,872 compared with $92,826 for the 39 Wks 2009.

Operating Expenses.  Operating expenses for 3Q2010 decreased $28,631 to $2,315,723 compared with $2,344,354 for 3Q2009, a 1.2% decrease.  Operating expenses for the 39 Wks 2010 decreased $203,983 to $7,388,841 compared with $7,592,824 for the 39 Wks 2009, a 2.7% decrease. These changes in our operating expenses are attributable to the following:

Transaction and operating expenses. Transaction and operating expenses for 3Q2010 and 39 Wks 2010 were up 45.8%, and 21.3%, respectively over the comparable periods one year ago.   The components of expense are:

Description	3Q2010	3Q2009	39 Wks 2010	39 Wks 2009
SVC card cost, program and transaction expenses	$218,237	$251,003	$569,849	$852,307
Inventory reserves	215,430	51,825	995,456	223,186
Inventory impairment	-	-	-	219,851
Stock-based compensation	1,732	753	4,110	2,346
Customer service expenses	238,228	158,321	654,965	536,284
Total Transaction and Operating Expenses	$673,627	$461,902	$2,224,380	$1,833,974

SVC card cost, program and transaction expenses for 3Q2010 and 39 Wks 2010 decreased $33,766 or 13.1% and $282,458 or 33.1% from 3Q 2009 and 39 Wks 2009.  These decreases in 2010 are primarily due to the elimination of the costs charged by our processor to maintain our increased card inventory on their system.    We implemented a process to reduce the costs charged by our processor to maintain card inventory that was partially reflected in our results for the third quarter of 2009.  In addition, we are purchasing card inventory when retailer commitments or sales warrant the purchase versus maintaining large card inventories on hand for expected future orders or commitments.

Inventory reserves increased $163,605 and $772,270 when comparing 3Q2010 with 3Q2009 and the 39 Wks 2010 with the 39 Wks 2009, respectively.  This is due primarily to our policy of increasing monthly inventory obsolescence reserves beginning twelve months prior to card expiration date until six months before the expiration date when the inventory cost for those cards is fully reserved.  We recorded an inventory impairment charge of $219,851 for inventory in the 39 Wks 2009, due to the delays in implementation of card programs.

Customer service expenses increased by $79,907 and $118,681 to $238,228 and to $654,965 when comparing 3Q2010 with 3Q2009 and the 39 Wks 2010 and the 39 Wks 2009, respectively.  This was primarily due to additional staffing for increased call volume

Selling and marketing expenses. Selling and marketing expenses decreased $253,282 to $217,599 when comparing 3Q2010 with 3Q2009, a 53.8% decrease, and decreased $434,101 to $967,447 when comparing the 39 Wks 2010 with the 39 Wks 2009, a 31.0% decrease.  The components of expense are:

Description	3Q2010	3Q2009	39 Wks 2010	39 Wks 2009
Advertising and marketing expenses	$69,746	$204,978	$432,323	$508,708
Sales force expenses	118,465	237,010	451,993	805,505
Stock-based compensation	29,388	28,893	83,131	87,335
Total Selling and Marketing Expenses	$217,599	$470,881	$967,447	$1,401,548

Advertising and marketing expenses decreased 66.0%, or $135,232, to $69,746 when comparing 3Q2010 with 3Q2009.  For the 39 Wks 2010 compared to the 39 Wks 2009, advertising and marketing expenses decreased 15.0%, or $76,385 to $432,323.  This decrease is primarily attributable to lower trade shows and promotional advertising.

Sales force expenses decreased $118,545 to $118,465, a 50.0% decrease for 3Q2010 when compared with 3Q2009.  For the 39 Wks 2010, sales force expenses were $451,993.  This represents a 43.9% decrease from the 39 Wks 2009.  The principal components of this decrease are employee compensation and benefits expense, travel and entertainment expense, and rent expense.  The decrease in sales force compensation and travel and entertainment expenses can be attributed to reductions in the sales force to two employees at the end of the 3Q2010 from a total of seven employees at the end of the 3Q2009.  In addition, rent expense decreased due to the elimination of our Dallas sales office in 2009.

Stock-based compensation increased in 3Q2010 due to the repricing of officer options and the granting of new options.

General and administrative expenses. General and administrative expenses increased 0.9%, or $12,926, to $1,424,497 during 3Q2010 when compared with 3Q2009.  For the 39 Wks 2010, general and administrative expenses decreased 3.7%, or $160,288 to $4,197,014 when compared with the 39 Wks 2009.  The components of expense are:

Description	3Q2010	3Q2009	39 Wks 2010	39 Wks 2009
Payroll, benefits and taxes	$692,975	$670,049	$2,095,473	$2,116,801
Stock-based compensation	155,253	89,048	421,897	257,619
Professional, legal and licensing expense	246,000	211,165	716,412	660,473
Office and occupancy expenses	215,097	193,362	618,565	603,613
Impairment expense	-	144,974	-	375,212
Other administrative expense	115,172	102,973	344,667	343,584
Total General and Administrative Expenses	$1,424,497	$1,411,571	$4,197,014	$4,357,302

When comparing 3Q2010 with 3Q2009, changes in the expense categories are primarily attributable to:

▪	increased payroll, benefits and taxes expenses of $22,926, in 3Q2010 from 3Q2009 due primarily to compensation increases and to a transfer of two associates from sales and marketing ;
▪	increased stock-based compensation expense of $66,205, which is primarily attributable to officers’ option grants and option re-pricings;
▪	increased professional, legal and licensing expense of $34,835 due to higher licensing fees and expenses for our state money transmission licenses;
▪	increased office and occupancy expenses of $21,735 due primarily to higher data and voice telecommunication charges resulting from increased cardholder activity;
▪	increased other administrative expenses of $12,199 due primarily to higher executive business travel expenses; and
▪	no impairment of asset charge in 3Q2010 compared to an impairment of asset charge of $144,974 to write-down the expected value of a marketing incentive agreement in 3Q2009.

When comparing the 39 Wks 2010 with the 39 Wks 2009, changes in the expense categories are primarily attributable to:

▪
decreased payroll, benefits and taxes expenses of $21,328, due primarily to a temporary reduction of one IT position, slightly offset by compensation increases from the prior year and a transfer of two associates from sales and marketing;

▪
increased stock-based compensation expense of $164,278, which is primarily attributable to expensing the January though June 2010 expense for officer’s option grants and option re-pricings that were approved at the Company’s Annual Shareholder’s Meeting on June 17, 2010;

▪	increased professional, legal and licensing expense of $55,939 due primarily to higher state licensing fees;
▪	increased office and occupancy expenses of $14,952 due primarily to higher data and voice telecommunication charges the result of increased cardholder activity; and
▪	no impairment of asset charge in the 39 Wks 2010 compared to impairment of asset charges of $375,212 in the 39 Wks 2009 to write-down the recorded value of a marketing incentive agreement.

Loss Before Other Income (Expense).  As a result of the above, loss before other income (expense) for 3Q2010 and 3Q2009 was $2,107,015 and $2,337,648, respectively and for the 39 Wks 2010 and the 39 Wks 2009 was $7,014,969 and $7,589,998, respectively.

Other Income (Expense):

Interest expense. Interest expense was $51,026 and $624,083 for 3Q2010 and 3Q2009, respectively, and $97,725 and $2,903,500 for the 39 Wks 2010 and the 39 Wks 2009, respectively.

Cash interest expense in 3Q2010 was $14,359 and consisted of:
•	$762 paid to finance our D&O insurance policy; and
•	$13,597 interest accrued for funds advanced under the Amended and Restated Loan Agreement.

In 3Q2010, non-cash interest expense was $36,667 and primarily consisted of:
•
$26,667 for the amortization of the cost of 26,667 shares of our Series E Preferred Stock that were granted to Midsummer Investments in consideration for the extension of the maturity date of the Amended and Restated Loan Agreement;  and

•
$10,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with money transmitter licensing.  Mr. Porter chose to receive 13,333 shares of our Series E Preferred Stock in lieu of cash compensation due him for 2Q2010 and 3Q2010.

In 3Q2009, cash interest expense was $122,820 and primarily consisted of:
•	$7,093 was paid to the lenders for funds advanced under the terms of the Amended and Restated Loan Agreement; and
•	$114,902 for the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan Agreement.

In 3Q2009, non-cash interest expense was $501,263 and consisted of amortization of the cost of the warrants issued under the Amended and Restated Loan Agreement.
•	$386,881 for the amortization of the cost of the warrants issued under the Amended and Restated Loan Agreement; and
•	$114,382 for interest accrued for funds advanced under the Amended and Restated Loan Agreement that was converted into shares of our Series D Convertible Preferred Stock.

Cash interest expense for the 39 Wks 2010 was $51,058 and consisted of:
•	$1,382 paid to finance our D&O insurance policy; and
•	$10,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing; and
•	$39,676 interest accrued for funds advanced under the Amended and Restated Loan Agreement.

In 39 Wks 2010, non-cash interest expense was $46,667 and primarily consisted of:
•
$26,667 for the amortization of the cost of 26,667 shares of our Series E Convertible Preferred Stock that were granted to Midsummer Investments in consideration for the extension of the maturity date of the Amended and Restated Loan Agreement;  and

•
$20,000 for payment to Mr. Jeffrey Porter under his agreement to provide the required collateral for bonds issued to states in connection with licensing.  Mr. Porter chose to receive 13,333 shares of our Series E Convertible Preferred Stock in lieu of cash compensation due him for 2Q2010 and 3Q2010.

In 39 Wks 2009, cash interest expense was $446,330 and primarily consisted of:
•	$97,372 was paid to the lenders for funds advanced under the terms of the Amended and Restated Loan Agreement; and
•	$344,705 for the amortization of placement fees and legal fees incurred in connection with the Amended and Restated Loan.

 In 39 Wks 2009, non-cash interest expense was $2,457,170 and consisted of:
•	$2,153,347 for the amortization of the cost of the warrants issued under the Amended and Restated Loan Agreement ; and
•	$293,898 for interest accrued for funds advanced under the Amended and Restated Loan Agreement that was converted into shares of our Series D Preferred Stock; and
•	$9,925 for the fair value of warrants earned during the period under the Guaranty and Indemnification Agreement between the Company and Mr. Bruce Terker.

Loss from Continuing Operations. Loss from continuing operations was $2,157,994 and $7,112,560 for 3Q2010 and the 39 Wks 2010, respectively or $802,918 and $3,381,787 lower than the loss from continuing operations of $2,960,912 and $10,494,347 for 3Q2009 and the 39 Wks 2009, respectively.

Liquidity and Capital Resources.   From inception to October 2, 2010, we have raised net proceeds of approximately $56.1 million from financing activities. We used these proceeds to fund operating and investing activities. We had a cash balance of approximately $1.9 million as of October 2, 2010.

By the 4th quarter of this year, we expect additional sales of Series E Preferred Stock to complete the Series E Preferred Stock sale.  As such, we believe these amounts in connection with our expectations concerning internally generated funds will be adequate to fund our operations for the next 12 months.

Net cash used in operating activities was approximately $5.4 million and $6.7 million for the 39 Wks 2010 and the 39 Wks 2009 respectively.  The decrease in cash used in operations was primarily due to lower operating losses during the current thirteen weeks compared with the same period of the prior year.  This was primarily due to lower selling and marketing expenses, lower general and administrative expenses, increased revenues and lower cash interest expense.

Net cash used in investment activities for the 39 Wks 2010 was approximately $51,200 consisting of purchases of property and equipment, primarily for additional computer hardware to improve the capacity of the nFinanSe NetworkTM.  We recorded minimal investment activity for the 39 Wks 2009.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into the Original Loan Agreement.  Loans under the Credit Facility established by the Original Loan Agreement are to be used solely to make payments to card issuing banks for credit to SVCs.  On November 26, 2008, the Original Loan Agreement was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each Lender in its sole discretion, may make Accommodation Loans that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the notes issued pursuant to the Amended and Restated Loan Agreement was November 25, 2009, one year after the initial borrowing and on October 29, 2009, the Lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Amended and Restated Loan Agreement has subsequently been amended to extend the maturity to November 30, 2010 and to cap the commitment of Midsummer to $500,000 and issued to Midsummer 26,667 shares of its Series E Preferred Stock. The Company is in discussions with several replacement lenders but does not expect to have a replacement facility prior to the November 30, 2010.  The Company expects to fund the payments to card-issuing banks for credit to SVCs from available cash until a replacement facility can be completed.

During the 39 Wks 2010, cash provided by financing activities was $3,602,281 from the cash exercise of 1,703,146 warrants at an exercise price of $0.01 per share, the sale of 333,334 shares of Series D Preferred Stock, and the sale of 2,122,837 shares of Series E Preferred Stock.  The 333,334 shares of Series D Preferred Stock were subsequently converted into a like number of Series E Preferred Stock shares.  In addition, we paid $23,750 to Emerging Growth Equities for their efforts in raising funds for the Series E Preferred Stock offering.  During the 39 Wks 2009, the cash provided by financing activities was $4.7 million in borrowings under the Amended and Restated Loan Agreement, and $6.9 million from the sale of 4,331,838 shares of Series D Preferred Stock.  As of October 2, 2010, we had drawn $500,000 under the Amended and Restated Loan Agreement.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at October 2, 2010:

Twelve months ending	Amounts

September 2011	$203,900
September 2012	208,400
September 2013	-
September 2014	-
September 2015	-

Total	$412,300

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, Palm Desert National Bank (“PDNB”), The Bancorp, Inc. (“Bancorp”) and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000(in months 7-60) and $7,500 per month, respectively.  During the 39 Wks 2010 and the 39 Wks 2009, we made aggregate payments of approximately $197,400 and $737,700 respectively, to Metavante, $42,100 and $4,700, respectively, to PDNB, $83,600 and $113,700, respectively, to FB&T and none to Bancorp under these agreements.

Our agreements with PDNB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of January 2, 2010 and October 2, 2010, the reserve balances held at PDNB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of January 2, 2010 and October 2, 2010.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state money transmitter licenses..  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end of the current quarter aggregated approximately $12,000,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August 2009 equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

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

See Note A - “Formation, Background and Operations of the Company” to the consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”), as of October 2, 2010 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Series E Preferred Stock Sale

On June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On July 3, 2010, the Company entered into the Purchase Agreements with several institutional and accredited investors, pursuant to which the Company issued 333,334 shares of its Series D Preferred Stock for an aggregate cash purchase price of $500,001. Pursuant to the Purchase Agreements, the Series D Preferred Stock was exchanged for 333,334 shares of Series E Preferred Stock on July 8, 2010, which was the date on which the Series E Certificate was filed with the Secretary of State of the State of Nevada.

On August 10, 2010 and September 7, 2010 the Company reported that it had entered into Securities Purchase Agreements with certain other institutional and accredited investors, pursuant to which the Company issued 400,000 and 1,116,668 shares of Series E Preferred Stock for aggregate cash purchase prices of $600,000 and $1,675,002, respectively.

On September 30, 2010, the Company entered into Securities Purchase Agreements with certain other institutional and accredited investors, pursuant to which the Company issued 606,167 shares of Series E Preferred Stock for an aggregate cash purchase price of $909,250.

To date, the Company has issued 2,456,171 shares of its Series E Preferred Stock for an aggregate cash purchase price of $3,684,256 of which 333,334 shares were sold for $500,001 during the Company’s second fiscal quarter and 2,122,837 shares were sold for $3,184,255 in the Company’s third fiscal quarter.

The Series E Preferred Stock is not convertible into shares of the Company’s Common Stock, by the Investors to the extent that, if converted, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.

Item 6.   Exhibits.

Exhibit Number	Description of Exhibit

3.1	Certificate of Designation of Series E Convertible Preferred Stock (attached as Exhibit 3.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on July 9, 2010).

3.2
Amendment to Certificate of Designation of Series A Convertible Preferred Stock (attached as Exhibit 3.2 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on July 9, 2010).

3.3
Amendment to Certificate of Designation of Series B Convertible Preferred Stock (attached as Exhibit 3.3 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on July 9, 2010).

3.4
Amendment to Certificate of Designation of Series C Convertible Preferred Stock (attached as Exhibit 3.4 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on July 9, 2010).

3.5
Amendment to Certificate of Designation of Series D Convertible Preferred Stock (attached as Exhibit 3.5 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on July 9, 2010).

10.1
Fourth Amendment to Amended and Restated Loan and Security Agreement (attached as Exhibit 99.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on July 28, 2010).

10.2
Fifth Amendment to Amended and Restated Loan and Security Agreement (attached as Exhibit 99.1 to that certain Form 8-K, filed by the Company with the Securities and Exchange Commission on September 30, 2010).

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

NFINANSE INC.

Date: November 12, 2010	By:	/s/ Jerry R. Welch
Jerry R. Welch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: November 12, 2010	By:	/s/ Raymond P. Springer
Raymond P. Springer Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: November 12, 2010	By:	/s/ Jerome A. Kollar
Jerome A. Kollar Vice President Finance and Controller (Principal Accounting Officer)