Form 10-K
period 2011-01-01
nFinanSe Inc.
filed 2011-03-31
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2010, was $1,022,641.

The number of shares of the issuer’s Common Stock outstanding as of March 17, 2011 is 31,877,770.

Documents Incorporated By Reference: As stated in Part III of this annual report, portions of the registrant’s definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report are incorporated herein by reference.

-i-

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the ”Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.)

Words such as “seek”, “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “budget,” “may be,” “may continue,” “may likely result” and words and terms of similar substance used in connection with any discussion of future operating and financial performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “we,” “us,” “our,”, “nFinanSe,” ”the Company” or similar terms, are to nFinanSe Inc. and its subsidiaries,

We claim the protection of safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

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
• the risk factors discussed and identified in Item 1A of this report and in other of our public filings with the SEC; and
• those risks discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments, which speak only to the date of this report. Except to the extent required by applicable law or regulation, we are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

PART I

Item 1. Business

BUSINESS OVERVIEW

nFinanSe Inc. (referred to herein as “we,” “us,” “our,” “nFinanSe” and the “Company”) is a provider of low-priced stored value cards (“SVCs”) including General Purpose Reloadable (“GPR”) cards and Gift cards, (taken together as “Cards”), for a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our Cards are aimed at capitalizing on the growing demand for stored value and reloadable prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.

BACKGROUND

We were founded on July 10, 2000 and began developing a technology platform focused on selling debit cards to individuals without bank accounts or who maintained limited funds in their bank accounts.  Those individuals are referred to by us as the “unbanked” and “underbanked.”

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

During fiscal 2006, we executed agreements with Western Union® and MoneyGram® to expand our load network and we signed an agreement with DFS Services LLC (“DFS”) to issue Discover® Network (“Discover”) branded SVCs.  In June 2007, we extended this agreement with DFS, executed a Program Sponsor Agreement, whereby we sell bank-issued Discover branded SVCs.

In October 2007, we executed an Agreement with Interactive Communications International, Inc. (“InComm”) which permits us to currently offer our Cards in over 12,000 retail agent locations.  InComm distributes prepaid products to more than 135,000 retail locations in the United States and we expect to offer our Cards in many more InComm retail locations in the future. In July 2009, we executed an Agreement with Coinstar e-Payment Services Inc. (“Coinstar”) who distributes our Cards to more than 6,000 retail locations.  In the spring of 2010, InComm acquired Coinstar. Additionally, we have distribution agreements with several smaller prepaid card distributors who offer our Cards through numerous retailers.

During fiscal 2009, we made the decision to expand our card offerings and executed an agreement with Visa® U.S.A. Inc. (“Visa”) and Palm Desert National Bank (“PDNB”) that permits us to offer Visa-branded GPR and gift cards.  In fiscal 2010, our efforts were focused on expanding distribution of the Visa product within our existing retail agent locations and executed an agreement with The Bancorp Inc. (“Bancorp”) as an additional card issuing bank.  During 2010, we were authorized by PDNB and Bancorp to offer a MasterCard® (“MasterCard”) branded GPR that expands our product line.  PDNB has agreed to sell its electronic banking unit to a First California Bank.  The transaction is expected to close by April 1, 2011.

PRODUCTS AND SERVICES

nFinanSe sells Visa and Discover branded, bank-issued GPR and gift cards.  These Cards are sold directly to consumers through our distribution partners’ network of retail locations.  Currently we have approximately 19,000 retail agent locations where our Cards are sold.

Card Product	Description	Uses	Benefits
GPR card	A branded prepaid SVC that is reloadable at nFinanSe Network locations and/or through ACH direct deposits.	Cardholders can use the Card at ATMs and to make purchases wherever Discover or Visa Cards are accepted.	Security, convenience, lower cost than check cashing and money orders. Accepts direct deposit in the same manner as a bank account or payroll card.
Gift card	A Visa or Discover branded SVC that is denominated for set values and is not reloadable.	Cardholder can make purchases wherever Discover or Visa Cards are accepted.	Flexibility for the purchaser who does not know what to buy.

We are a program manager for Discover and Visa GPR and gift cards. We believe that the Cards we offer have significant price and service advantages over competitive products. Our GPR cards provide a low fee offering to cardholders with a $3 purchase price, cash reloads for $2.95 and a monthly maintenance fee of $2.95.  Our Cards also offer the advantages of immediate issuance (no waiting for the card to arrive by mail), real-time text messaging of transactions and balance reporting and free 24 hours a day 7 days a week (“24/7”) bi-lingual, live agent customer service.  Retailers who desire to offer a SVC that is competitive with the lowest price in the market will want to offer our Cards.  We offer our gift cards as a convenience to retailers offering our GPR cards.

nFinanSe Network™

We have developed our nFinanSe Network™, which connects the Company to our retail agents and other contracted load locations. As of January 1, 2011, we had approximately 84,000 nFinanSe Network™ locations consisting primarily of Western Union® and MoneyGram® locations and over 19,000 retail agent locations where our Cards are currently sold.

We believe that the nFinanSe Network™ is one of the largest load platforms in the United States. We are able to add locations to our nFinanSe Network™ by integrating with large retailers, either directly or through their distributors who are electronically connected to their participating retailers.  We believe the nFinanSe Network™ is compliant with federal and state legal requirements (including the Uniting and Supporting America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”). Currently, the nFinanSe Network™ enables us to issue and service our own GPR Cards while directly controlling all aspects of the cardholder experience such as customer service and web portal access.

IMPORTANT BUSINESS RELATIONSHIPS

Our current operations involve working with the following service providers, among others, to sell Cards and related services. Each of these relationships plays a different role in our operations.

●      Card associations.  Our agreement with Visa and DFS permits us to offer bank-issued SVCs with card network holograms to prospective cardholders through various approved retail channels. These agreements typically run for up to three years and renew annually thereafter. We pay our issuing banks for certain Discover and Visa program, authorization and settlement fees and the card networks pay us interchange revenue earned on sales transactions from the Cards that we manage.  We have recently been approved to offer MasterCard GPR cards through our card issuing banks.

●      Issuing Banks.  We use banks to issue Discover, MasterCard and Visa branded SVCs.  The bank agreements typically run for three years and have renewal terms of one to three year terms. The terms of the agreements vary; however, terms typically include charges for transactions and revenue sharing arrangements of interchange, as well as the interest earned on cardholder balances.

●      Processor. The card associations and the issuing banks require that we engage an approved processor so that all of the consumer transactions are properly authorized, posted and settled each business day. The processor has all necessary regulatory and banking approvals to conduct transactions from point-of-sale (“POS”) terminals, and from banks and card networks to apply credits and debits to the consumer cards. The processor has a schedule of fees for services provided to us and to the cardholder. Certain fees associated with cardholder activity are passed on to the consumer through a price mark-up.

        ●      Distributors. Our retail strategy is to offer Cards through prepaid distributors who manage an entire array of prepaid products for its retail customers. Financial cards such as ours are only a small part of the distributor’s product offering. We ship our Cards to the distributors on a consignment basis. The distributor ships the Cards to their contracted retail locations. When a Card or Reload is sold at retail, the retailer initiates the transaction through a POS terminal that is electronically connected to us through their distributor. The distributor subsequently collects the funds from each of its retailers, consolidates the collections and remits to us on a regularly scheduled basis.  The majority of our Cards are sold through retailers distributed by our principal distributor InComm.

        ●      Retail Agents. We enter into Agency agreements with each retailer (“Retail Agents”) who uses the services of our distributors to sell and load our Cards. Retail Agents offer our Card packages and Reload services to their customers. They must follow specific rules and regulations of the states in which they conduct operations as our Agent. Their POS terminals are connected to their distributor so that the sale and loading of our Cards is completed in a controlled and efficient manner. All Card funds collected by Retail Agents are remitted to their distributor in accordance with their agreement with their distributor. Fees earned are determined between the retailer and the distributor.

●      Third-Party Load Locations. We have agreements with Western Union® and MoneyGram® to provide load services for our cardholders. These agreements greatly expand the size of our load network and serve primarily as a convenience for our cardholders.

REGULATION

We, and the products and services that we market are subject to a variety of federal and state laws and regulations, including, but not limited to:

•	Banking laws and regulations;
•	Money transmitter licensing regulations;
•	Anti-money laundering laws;
•	Privacy and data security laws and regulations;
•	Consumer protection laws and regulations;
•	Unclaimed property laws; and
•	Card association and network organization rules.

•	Banking Laws and Regulations

All of the GPR and gift cards that we provide are issued by either a federally- or state-chartered bank. Thus, we are subject to the oversight of the regulators for, and certain laws applicable to, these card issuing banks. These banking laws require us, as a servicer to the banks that issue our cards, among other things, to undertake compliance actions similar to those described under “Anti-Money Laundering Laws” below and to comply with the privacy regulations promulgated under the Gramm-Leach-Bliley Act and its implementing regulations (the “GLBA”)  as discussed under “— Privacy and Information Safeguard Laws” also below.  On March 23, 2010, the Board of Governors of the Federal Reserve System  (“FRB”) issued a final rule implementing Title IV of the Credit Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, which imposes requirements relating to disclosures, fees and expiration dates that are generally applicable to gift certificates, store gift cards and general-use prepaid cards. We believe that our GPR cards, and the maintenance fees charged on our GPR cards, are exempt from the requirements under this rule, as they fall within an express exclusion for cards which are reloadable and not marketed or labeled as a gift card or gift certificate. However, this exclusion is not available if the issuer, the retailer selling the card to a consumer or the program manager promotes, even if occasionally, the use of the card as a gift card or gift certificate. As a result, we and our distributor provide retailers with instructions and policies regarding the display and promotion of our GPR cards so that retailers do not place our GPR cards on a display that does not separate or otherwise distinguish our GPR cards from gift cards.

•	Money Transmitter Licensing and Regulation

We have obtained a United States Treasury Federal Money Services business license, which is required by some states to conduct our operations.  In addition, 43 states and the District of Columbia, have established laws or regulations requiring entities that load money on cards or process such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  On October 2, 2007, we established our wholly-owned subsidiary, nFinanSe Payments Inc., for the express purpose of acquiring the required state licenses. We now have the requisite license from 41 states and the District of Columbia. Seven states do not require a license. We are now planning to apply for a license in the state of Hawaii where we had not planned to do so before.  We still do not plan to apply for a license in the state of Vermont.

As a licensee, we are subject to certain restrictions and requirements, including reporting, net worth and surety bonding requirements and requirements for regulatory approval of controlling stockholders, agent locations and consumer forms and disclosures. We are also subject to inspection by the regulators in the jurisdictions in which we are licensed, many of which conduct regular examinations.

•	Anti-money Laundering Laws

Our products and services are generally subject to federal anti-money laundering laws, including the Bank
Secrecy Act, as amended by the USA PATRIOT Act, and similar state laws. On an ongoing basis, these laws require us, among other things, to:

•	report large cash transactions and suspicious activity;
•	screen transactions against the U.S. government’s watch-lists, such as the watch-list maintained by the Office of Foreign Assets Control;
•	prevent the processing of transactions to or from certain countries, individuals, nationals and entities;
•	identify the dollar amounts loaded or transferred at any one time or over specified periods of time, which requires the aggregation of information over multiple transactions;
•	gather and, in certain circumstances, report customer information;
•	comply with consumer disclosure requirements; and
•	register or obtain licenses with state and federal agencies in the United States and seek registration of our retail agents when necessary.

Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to ensure that we comply with the most current legal requirements. We cannot predict how these future regulations might affect us. Complying with future regulation could be expensive or require us to change the way we operate our business. For example, in June 2010, the Financial Crimes Enforcement Network (“FinCEN”) published for comment proposed new rules regarding, among other things, the applicability of the Bank Secrecy Act’s anti-money laundering provisions to prepaid products such as ours. If adopted as proposed, the rules would establish a more comprehensive regulatory framework for access to prepaid financial services. As currently drafted, the proposed rules would significantly change the way customer data, including identification information, is collected for certain prepaid products (including our GPR cards) by shifting the point of collection from us to our retail agents. We believe that, if the rules are adopted as currently proposed, we and our retail agents would need to modify operational elements of our product offering to comply with the proposed rules. If we or any of our retail agents were unwilling or unable to make any required operational changes to comply with the proposed rules as adopted, we would no longer be able to sell our cards through that noncompliant retail agent, which could have a material adverse effect on our business, financial position and results of operations. However, as the proposed rules are subject to further comment and revision, it is difficult to determine with any certainty what obligations the final rules might impose or what impact they might have on our business or that of our retail agents.

Because we are voluntarily registered with FinCEN as a money services business, we are required to establish anti-money laundering compliance programs that include (i) internal policies and controls, (ii) designation of a compliance officer, (iii) ongoing employee training and (iv) an independent review function. We have developed and deployed compliance programs composed of policies, procedures, systems and internal controls to monitor and address various aspects of legal requirements and developments. To assist in managing and monitoring money laundering risks, we continue to enhance our anti-money laundering compliance program. We offer our services largely through our retail distributors and reload network relationships. We have developed an anti-money laundering training manual and a program to assist in educating our retail agents on applicable anti-money laundering laws and regulations.

•	Privacy and Data Security Laws and Regulations

We collect and store personally identifiable information about our cardholders, including names, addresses, social security numbers, driver's license numbers and account numbers, and maintain a database of cardholder data relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. As a result, we are required to comply with the privacy provisions of the GLBA various other federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. In order to comply with our obligations under GLBA and applicable state laws, and our agreements with our issuing banks, we are required to safeguard and protect the privacy of such personally identifiable information, make disclosures to our cardholders regarding the applicable privacy and information sharing policies, and give our cardholders the opportunity to prevent us and our issuing banks from releasing information about them to unaffiliated third parties for marketing and other purposes. The privacy laws of certain states, including California, impose more stringent limitations on access and use of personal information than GLBA, requiring our cardholders to affirmatively opt-in to certain categories of disclosures. We continue to work with our issuing banks to implement and maintain appropriate policies and programs as well as adapt our business practices in order to comply with applicable privacy laws and regulations.

•	Consumer Protection Laws and Regulations

We are subject to various federal and state consumer protection laws, including those related to unfair and deceptive trade practices. We continue to implement and maintain policies and procedures to assist us in our compliance with such laws, which are subject to frequent change due to the increased focus on this area by federal and state legislatures, regulatory authorities and consumer protection groups.

•	Escheatment Laws

Unclaimed property laws of every U.S. jurisdiction require that we track certain information on our card products and services and that, if customer funds are unclaimed at the end of an applicable statutory abandonment period, the proceeds of the unclaimed property be remitted to the appropriate jurisdiction. Statutory abandonment periods applicable to our card products and services typically range from three to seven years.

•	Card Associations

In order to provide our products and services, we, as well as the banks that issue our cards, must register with Visa, MasterCard and Discover and, as a result, are subject to card association rules that could subject us to a variety of fines or penalties that may be levied by the card association or network for certain acts or omissions. The banks that issue our cards are specifically registered as “members” each card association. Visa, MasterCard and Discover set the standards with which we and the card issuing banks must comply.

COMPETITION

The markets for financial products and services, including SVCs and services related thereto, are intensely competitive. We compete with a variety of companies in our markets and our competitors vary in size, scope and breadth of products and services offered.  Our primary competitors in the prepaid card issuance and program management market are traditional credit, debit and prepaid card account issuers and prepaid card program managers like Green Dot, FirstData, Netspend, AccountNow, PreCash, Rush Card, Western Union and MoneyGram.  GreenDot and NetSpend, two of our major competitors, have recently undergone initial public offerings and have material card portfolio size and resource advantages over the Company. These competitors use their cash resources to buy exclusive arrangements with large retailers and check cashers in order to eliminate competition. In addition, we face competition from existing distributors and processors who have their own product offerings.

    We believe our competitive advantages are:

•	Low fees to the consumer for our GPR card: $3.00 to purchase, $2.95 to cash reload, $2.95 monthly maintenance and $0.99 ATM withdrawal;

•	Free 24/7 bi-lingual live agent customer service;

•	the attributes of our Cards, including:
•	instant issuance;
•	real-time text messaging of transactions and balances;
•	acceptance by over 4 million merchants;

•	the experience of our sales force to understand the retail channel; and

•	the size and breadth of our load network.

PROPRIETARY RIGHTS

We have not patented or trademarked any of our products or technology through the U.S. Patent and Trademark Office, nor have we copyrighted any of our products or technology through the U.S. Copyright Office. We have filed trademark applications for the name nFinanSe Inc. and our logo, A3 = anyone, anywhere, anytime and logo and the nFinanSe Network™ name and logo. Third parties may infringe or misappropriate our intellectual property rights or we may not be able to detect unauthorized use and take appropriate steps to enforce our rights. In addition, other parties may assert infringement claims against us. Such claims, regardless of merit, could result in the expenditure of significant financial and managerial resources. Further, an increasing number of patents are being issued to third parties regarding money and debit card processes. Future patents may limit our ability to use processes covered by such patents or expose us to claims of patent infringement or otherwise require us to seek to obtain related licenses. Such licenses may not be available to us on acceptable terms. The failure to obtain such licenses on acceptable terms could have a negative effect on our business.

Our management believes that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties and that we have licensed from third parties the proprietary rights required to conduct our business from third parties.

Our proprietary intellectual property consists of:

•	customer relationship management software, for use in customer service applications that require tightly integrated and customizable interaction; and

•	application server and web server software to provide the business logistics necessary for proper data transmission of all transactions.

We believe that the majority of our proprietary software is protected by common law copyright.

EMPLOYEES

As of January 1, 2011, we had 71 full-time employees, of which eight are officers and executives, one is engaged in sales, one is engaged in marketing, eight are engaged in technology research and development, forty-one are engaged in customer service, six are engaged in operations, three are engaged in accounting and three are engaged in general administration.  None of our current employees are covered by any collective bargaining agreement and we have never experienced a work stoppage. We consider our employee relations to be good.

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

We have incurred losses in fiscal 2010 and fiscal 2009 and anticipate that we will continue to incur losses through the first three quarters of fiscal 2011.

We have operated continuously at a loss since inception and may be unable to continue as a going concern. We expect to experience continuing financial losses. Losses for the fiscal years ended January 1, 2011 and January 2, 2010, were approximately $9.3 million and $13.9 million, respectively.  The extent to which we continue to experience losses will depend on a number of factors, including:

• implementation of our sales and marketing strategies;
• competitive developments in our market;
• customer acceptance of and demand for our Cards and services;
• our ability to attract, retain and motivate qualified personnel; and
• the continued expansion of prepaid financial cards.

Our products may never achieve commercial acceptance among our target customers. In addition, we may never obtain or sustain positive operating cash flow, generate net income or ultimately achieve cash flow levels sufficient to support our operations.

We need to raise additional capital.

Although our business is now growing rapidly, we will need to raise approximately $3 million of additional equity capital to fund operations for the remainder of fiscal 2011.

Loans advanced under our Credit Facility are used solely to fund daily cardholder activity with our card issuing banks. The loans are repaid when the cardholder load dollars are remitted to us by our retail distributors. In March 2011, we completed an extension of our Credit Facility in which we currently have $3.5 million of commitments from existing stockholders through December 31, 2011. We anticipate that the size of the aggregate commitment can be increased to approximately $6 million, which we expect to be sufficient to finance the load volume necessary for achieving profitable operations. Thereafter, we will need to increase the size of this facility and to extend the maturity date for several years.

Actual capital requirements will depend on many factors, including the success of our products, card load daily funding requirements, the costs and bonding collateral required for state licenses and the market acceptance of new product offerings.  Additional funds may not be available when needed, or, if available, such funds may not be obtainable on terms acceptable to us. If adequate funds are unavailable, we may not be able to continue as a going concern.

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

Substantially all of our transactions are initiated by agent retailers who are connected to us through InComm

Our business model is predicated on using prepaid card distributors to connect us to our retail agents and serve as a single point of cash settlements. We have agreements with numerous retail agents but the majority of those agents rely on InComm to manage and activate their prepaid product assortments. Any disruption of the relationship between one of our larger retail agents and InComm would have a materially adverse impact on our ability to sell and load Cards through the affected retailer’s locations. Any abrupt disruption of our daily transactional volume between InComm and us either due to financial or contractual dispute would have a materially adverse effect on our business.

Most states require us to undergo a difficult and costly process of obtaining and maintaining licenses to sell and load SVCs.

Forty-three states along with the District of Columbia have established laws or regulations requiring entities that load money on cards or process such transactions, to be licensed by the state unless that entity has a federal or state banking charter.  We currently hold a license in 41 states and the District of Columbia. We do not plan to conduct operations in one of the remaining two states which require such licenses (Vermont) and are planning to apply in the second (Hawaii).    Licensing with various states requires that we post performance bonds concurrent with submitting the license application or renewal.  The current amounts of the various state bonds now total approximately $13 million.  As we add retail agent locations the states require that we increase the face amount of the applicable bond.  The surety who issues the bonds requires $500,000 in collateral.  We provide the $500,000 of collateral in the form of a letter of credit arranged and collateralized by Mr. Jeffrey Porter, one of our major stockholders.  Since February 1, 2009, we have maintained a Guaranty and Indemnification Agreement with Mr. Porter which indemnifies him from loss and compensates him at the rate of 2% per quarter on the face amount of the letter of credit.

States may adopt even more stringent licensing rules and regulations, compliance with which could be expensive and time consuming.

There have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing aspects of the financial services industry affecting our Company. We expect regulation to increase and become more complicated. Regulatory and tax-intensive states may adopt complex and heavily regulated schemes. Although we cannot predict the legislative or regulatory proposals that will be adopted or the effect those proposals may have on our business, including any future licensing requirements, the pendency or approval of such proposals could materially adversely affect our business by limiting our ability to generate projected revenues, to raise capital or to obtain strategic partnerships or licenses.  An increase in bonding or fee requirements in particular states could curtail our activities in those jurisdictions.

Limitations on the amount of interchange fees that may be charged to merchants which are fixed by the card associations and network organizations could decrease our revenues and negatively impact our business and financial performance.

A material portion of our operating revenues is derived from our share of the fees charged to merchants for services provided in settling transactions routed through the networks of the card associations and network organizations, commonly known as “interchange fees.” For the year ended January 1, 2011, revenues from interchange fees represented approximately 19.1% of our total operating revenues, and we expect interchange revenues to continue to represent a material percentage of our total operating revenues in the near term. The amounts of these interchange fees are currently fixed by the card associations and network organizations in their sole discretion.

In July 2010, the U.S. Congress adopted legislation which requires the amount of interchange fees charged to merchants in connection with transactions utilizing traditional debit cards and certain prepaid cards issued by financial institutions that, together with their affiliates, have assets of $10 billion or more, to be reasonable and proportionate to the costs of the underlying transactions. The new legislation also generally gave the FRB the power to regulate the amount of such interchange fees and required FRB to promulgate regulations establishing standards for determining when interchange fees are reasonable and proportionate to the costs of the underlying transactions. The FRB published proposed regulations in December 2010. The final regulations are scheduled to be published in April 2011 and become effective in July 2011. The proposed regulations prescribe limits on interchange fees that are below the current rates set by the card associations and network organizations. While we believe that the exemption of GPR cards and small issuing banks, such as PDNB, First Bank and Trust (“FB&T”) and Bancorp Inc. (“Bancorp”), from the legislation will apply to our GPR card programs, it remains possible that as a result of the legislation the card associations and network organizations that set interchange rates could reduce the current rates of interchange fees applicable to transactions conducted by our cardholders, which would decrease our revenues and profit and could have a material adverse effect on our financial condition and results of operations. In addition, the exemption of GPR cards from the legislation is not available if, after the one year anniversary of the law’s effective date, the GPR card can be charged an overdraft fee or a fee for the first Automated Teller Machine (“ATM”) withdrawal per month at a designated ATM network. Depending on the manner in which the limitations are clarified in the final regulations, and whether we elect after the effectiveness of such rules to charge such fees, these limitations may in the future limit our ability to benefit from interchange regulation exemptions for GPR cards, or decrease the opportunity to earn additional revenue from overdraft or ATM fees we might otherwise elect to charge. Additionally, even if some or all of our GPR cards were exempt from any such interchange fee restrictions, it is possible that such an exemption may be difficult to preserve if the relevant card associations or network organizations do not provide any mechanism that enables the recognition of the exemption in processing transactions, which could result in a material adverse impact on our revenues.

The new legislation additionally requires the FRB to issue regulations that would enable merchants to have a choice of payment networks over which to route debit transactions. The FRB could issue final regulations which require us to modify our systems and processes to enable merchants to settle signature debit transactions conducted by our cardholders through multiple networks, which would increase our operating expenses and could have a material adverse effect on our financial condition and results of operations.

We are subject to risks and losses resulting from fraudulent activities and losses from overdrawn cardholder accounts.

Our prepaid cards expose us to the misuse of such cards through fraud and identity theft.  While a large portion of fraudulent activity is addressed through the chargeback systems and procedures maintained by the card associations and network organizations, we are often responsible for losses that result from transactions in small amounts that are fraudulently forced by merchants through the settlement systems maintained by the card associations and network organizations without prior authorization for which it is not economically feasible to pursue chargebacks. The systems and procedures we have established to detect and reduce the impact of fraud may not be entirely effective and, as a result, incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our write-offs and could harm our reputation, which could have an adverse effect on our operating results and financial condition.

In addition, from time to time, certain of our cardholders may attempt to utilize their prepaid debit cards for purchase transactions which exceed the amount of funds available in their card accounts. While authorization attempts are generally declined for such transactions in accordance with the policies and procedures established by our issuing banks, card accounts may become overdrawn through the application of card association and network organization rules and regulations, the timing of the settlement of card transactions and the assessment of maintenance or other fees charged by our issuing banks.

Overdrawn account balances are funded by us for the overdrawn card. Overdrawn account balances are therefore deemed to be our receivables due from cardholders. We periodically write-off overdrawn balances resulting from maintenance fees, write-off small amounts and create reserves.  To the extent we incur losses from overdrafts above our reserves or we determine that it is necessary to increase our reserves substantially, our business, results of operations and financial condition could be materially and adversely affected.

Our Agents may subject us to liability if they fail to follow applicable laws.

As part of our license requirements, we are required to have agency agreements with each retailer that offers our cards to customers. Among other things, the agreements require our agents to comply with the USA PATRIOT Act and anti-money-laundering laws.   Although we do not intend to be responsible for their actions, we could be subject to state or federal actions if our agents violate or are accused of violating the law. Such actions could compromise our credibility with our customers, issuing banks and state regulators and generally have a materially adverse effect on our business. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

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

Although management believes that we have utilized proven applications designed for premium data security and integrity in electronic transactions, our use of these applications may be insufficient to address changing market conditions or the security and privacy concerns of existing and potential customers and key service providers.

A Payment Card Industry Security and Compliance audit was completed by Security Horizon Inc., an international PCI audit firm, on May 7, 2010 and we maintained our Level One Payment Service Provider certification for our nFinanSe Network™, which we originally received on May 6, 2007.  This is the highest certification attainable. We anticipate maintaining this certification going forward.

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

Our current compliance program and screening process for the distribution and/or sale of SVCs is designed to comply with the Bank Secrecy Act (“BSA”) and the USA PATRIOT Act.  These regulations require financial institutions to obtain and confirm information related to their respective cardholders. If the BSA and/or the USA PATRIOT Act or subsequent legislation increases the level of scrutiny that we must apply to our cardholders and customers, it may be costly or impractical for us to continue to profitably issue and load cards for our customers.

We may eventually face significant competition from major banks.

Although several other small and private companies offer products and services similar to those offered by us, most banks have not targeted the “credit-challenged consumer” and “cash-based consumer” markets. It is possible that those banks may begin to enter the market for, and expend increasing resources to develop, financial services targeted at the credit-challenged and cash-based markets, including the sale and servicing of SVCs and similar services. These banks have significantly greater market presence, brand-name recognition, and financial, technical, and personnel resources than us. Although few banks have focused on our target market, they may do so in the future either directly or through acquisition. Accordingly, we may experience increased competition from traditional and emerging banks and other financial institutions. We cannot predict whether we will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect our business, financial condition, or prospects. Any increase in competition may reduce our gross margins, require increased spending on sales and marketing, and otherwise materially affect our business, financial condition and prospects in an adverse manner.

Internal processing errors could result in our failing to appropriately reflect transactions in customer accounts.

In the event of a system failure that goes undetected for a substantial period of time, we could fail to accept sales and load instructions from our distributors lose sales and load data after completion, process duplicate sales and loads, detect systematic fraud or abuse. Errors or failures of this nature could adversely impact our operations, our credibility and our financial standing.

Information system processing interruptions could result in an adverse impact on us, our credibility and our financial standing.

In the event of a processing interruption due to hardware failure, software failure or environmental force majeure, cardholders may not be able to load value to their Cards, receive load and transactional confirmations and lose the ability to contact customer service.  Such an event could also fail to detect systematic fraud or abuse. Errors or failures of this nature could immediately impact our operations, our credibility and our financial standing in an adverse manner.

Requirements to maintain higher reserve accounts could impair our growth and profitability.

We are currently required to maintain reserve deposit accounts with our card issuing banks. If we are required to deposit significantly higher than normal reserves with, it could have a material impact on our cash available for operations and impede our business expansion.

Providing credit to the wrong distributors could harm our business and inhibit our growth.

If distributors are unable to fulfill their credit obligations to us, it could have a material adverse effect on our financial condition and results of operations. We immediately transfer funds into the cardholder pooled account at the issuing bank even though the money will not be remitted to us for several days by the distributor. We continually monitor our distributors’ financial condition and in many cases we have arrangements whereby we are authorized to electronically debit their accounts each day for amounts due to us. We usually require a minimum cash balance be maintained with us to cover the associated risk. However, if the distributor does not pay as agreed and the amount is in excess of the maintained cash balance, it could seriously harm our financial condition.

There can be no assurance that actions of the U.S. government, FRB and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to banks and other financial institutions, the federal government, FRB and other governmental and regulatory bodies have taken and continue to take numerous actions to address these financial crises. There can be no assurance as to the actual impact of these government actions on the financial markets or on us. The failure of these programs to energize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The soundness of other institutions and companies could adversely affect us.

Our ability to engage in loading and purchasing transactions could be adversely affected by the actions and failure of other institutions and companies, including our processor, our card-issuing banks and the retail agents and distributors that carry our Cards.  As such, we have exposure to many different industries and counterparties. As a result, defaults by, or even questions or rumors about, one or more of these institutions or companies could lead to losses or defaults by us or other institutions. Losses related to these defaults or failures could materially and adversely affect our results of operations.

The financial stability of our card- issuing banks and increased federal legislation could adversely affect us.

Our card-issuing banks are subject to capital standards established by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  These governmental bodies have recently adopted regulations pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the Federal Deposit Insurance Corporation Improvement Act of 1991.  These regulations establish five capital categories and procedures for classification of financial institutions within these capital categories.  These regulations further impose certain restrictions upon financial institutions which are designed to prevent financial institutions from being classified with any one of the three “undercapitalized” categories.  Institutions that are classified into one of the three “undercapitalized” categories are subject to certain supervisory actions.  For example, any financial institution which is classified as “critically undercapitalized” must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations.  Should one of our card-issuing banks fall into one of the undercapitalized categories, we may be required to move our card-issuing programs to other banks.  This could cause disruption of our operations and may adversely affect the results of said operations.  The effects of legislation currently being considered by Congress cannot be estimated or measured at this time. One of our card-issuing banks is in the “undercapitalized” category and has agreed to sell its electronic banking unit to another bank that is not categorized as “undercapitalized.” The transaction is expected to close by April 1, 2011.

Item 2.  Properties

Our offices are located at 3923 Coconut Palm Drive, Suite 107, Tampa, Florida 33619.  The five year lease, which commenced in October 2007, calls for aggregate remaining minimum rentals of approximately $361,400.

We maintain technology equipment, primarily network servers, telecommunications and security equipment, to run the nFinanSe Network at two third-party locations.  Our primary location is in Sarasota, Florida and our backup location, with functionally identical equipment, is in Tampa, Florida.  All of our other tangible personal property is located at our Tampa office. All of our equipment is in good operating condition and repair, subject to normal wear and tear, despite being utilized beyond original estimated life.

Item 3.  Legal Proceedings

We may become involved in litigation from time to time in the ordinary course of business. However, as of January 1, 2011, to the best of our knowledge, no such litigation exists or is threatened.

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low
January 1, 2011	$0.10	$0.04
October 2, 2010	$0.17	$0.05
July 3, 2010	$0.19	$0.01
April 3, 2010	$0.10	$0.07
January 2, 2010	$0.30	$0.05
October 3, 2009	$0.44	$0.22
July 4, 2009	$1.02	$0.35
April 4, 2009	$1.02	$0.50

Holders of Record of Common Stock

As of March 17, 2011, there were approximately 95 holders of record of our common stock.

Dividends

Our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) accrues dividends of 5% per annum are paid semiannually and can be satisfied in cash or through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”).  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Amended and Restated Loan and Security Agreement, dated November 26, 2008 (see Note E – Credit Facility), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on any other series of preferred stock that is issued and outstanding.

Dividends owed but not declared on our Series A Preferred Stock were $189,053 as of December 31, 2011 which were subsequently declared and satisfied through the issuance of 3,781,056 shares of Common Stock issued on March 11, 2011.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plans as of January 1, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,474,605	$0.77	1,325,395
Equity compensation plans not approved by security holders	--	--	--
Total	12,474,605	$0.77	1,325,395

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business

See Item 1 – “Business” in this annual report for a description and discussion of our business.

Fiscal Year End

Our fiscal year ends on the Saturday closest to December 31 of each year.

Results of Operations

We have had limited revenues and activity prior to the fourth quarter of fiscal 2010. Accounting literature sets forth guidelines for identifying an enterprise in the development stage and management has concluded that due to our level of operations, the revenues generated in the most recent period and the revenues expected to be generated on a go forward basis indicates that we no longer operate as a development stage enterprise.  The transition from development state did not have any to affect the Company’s consolidated financial statements.

Change in Accounting

During our development stage, we accounted for card packages to be sold in retail stores as inventory and we recorded transactions performed by our retail agents on a net basis. Because the Company was the only “pure play” SEC reporting company in the industry, we were unable to compare our accounting treatments to our larger, more mature, privately-held competitors. During fiscal 2010, the nation’s two largest prepaid card managers registered with the SEC and filed financial reports.  Our largest competitor and the largest manager of GPR cards in the financial services industry accounts for its card packages as a prepaid expense that is amortized over the expected life of the packages and it accounts for its retail transactions on a gross basis under the guidelines promulgated by Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus net as an Agent”.  In connection with management’s determination that nFinanSe Inc. no longer operates as a development stage company and for future comparability to the industry leader, management determined that the Company should follow the preferable accounting practices of the industry leader and the promulgations of the EITF.  As such, we record Card sales and Reload sales at the price charged by our retail agents and the amounts retained by the retail agents and distributors are recorded as sales and marketing expense. Maintenance fees are recorded at the amount collected and any sharing percentage with distributors is recorded as sales and marketing expense. Interchange is recorded at the amount paid by the relevant network, and any fees and sharing arrangements with banks are charged to selling and marketing expenses  In addition, the Company has modified the presentation and treatment of card supply from an inventory asset to a prepaid asset in accordance with the appropriate ASC’s and industry treatment.

The following financial statement line items for fiscal 2010 and fiscal 2009 were affected by the change in accounting:

Statement of operations 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Operating revenues	$674,859	$1,308,266	$633,407
Total operating expenses	$9,852,539	$10,485,946	$633,407
Net loss before other expense	$(9,317,546)	$(9,317,546)	$-

Statement of operations 2009:
	As originally reported	As computed under changes	Effect of Change
Operating revenues	$15,789	$133,743	$117,954
Total operating expenses	$10,664,319	$10,782,273	$117,954
Net loss before other expense	$(10,648,530)	$(10,648,530)	$-

Balance Sheet 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Inventory	$719,192	$-	$(719,192)
Prepaid card supply	$-	$719,192	$719,192
Total assets	$4,061,143	$4,061,143	$-

Balance Sheet 2009:
	As originally reported	As computed under changes	Effect of Change
Inventory	$1,416,890	$-	$(1,416,890)
Prepaid card supply	$-	$1,416,890	$1,416,890
Total assets	$6,454,592	$6,454,592	$-

Statement of cash flows 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$1,249,430	$-	$(1,249,430)
Provision for prepaid card supply obsolescence	$-	$1,249,430	$1,249,430
Net cash used in operating activities	$(8,226,412)	$(8,226,412)	$-

Statement of cash flows 2009:
	As originally reported	As computed under changes	Effect of Change
Provision for inventory obsolescence	$247,628	$-	$(247,628)
Provision for prepaid card supply obsolescence	$-	$247,628	$247,628
Net cash used in operating activities	$(8,588,863)	$(8,588,863)	$-

Comparison of Fiscal Years Ended January 1, 2011 (“Fiscal 2010”) and January 2, 2010 (“Fiscal 2009”)

Operating Revenues

We produce revenues through the following types of transactions:

•
Card Revenues:  includes Card fees, paid by consumers who purchase a Card from one of our retail agents, monthly maintenance fees, collected from a GPR cardholder concurrent with activation and each month thereafter, ATM fees and Bill Pay fees, collected from a GPR cardholder each time a transaction is conducted.

•	Reload Revenues: fees paid by cardholders at the time they reload their GPR Card on the nFinanSe Network.
•	Interchange Revenues: fees paid by the applicable networks when our Cards are used in a purchase or ATM transaction.

The following table presents a breakdown of our operating revenues among card, reload and interchange revenues as well as contra-revenue items:

	Fiscal
	2010		2009
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues:
Card revenues	$987,003	75.4	$167,841	125.5
Reload revenues	191,402	14.6	48,890	36.5
Interchange revenues	249,861	19.1	37,012	27.7
Retailer incentive compensation	(120,000)	(9.1)	(120,000)	(89.7)

Total Operating Revenues	$1,308,266	100.00%	$133,743	100.00%

Card Revenues

Card revenues totaled $987,003 for Fiscal 2010, an increase of $819,162, or 488%, over Fiscal 2009. The increase was primarily the result of year-over-year growth of 450% in the number of GPR cards activated and 390% growth in our average active Card base. Visa branded Cards were initially rolled out in approximately 480 retail locations in January 2010. Approximately 14,500 additional retail agent locations began offering our Visa branded cards by December 2010.

Reload Revenues

Reload revenues totaled $191,402 for Fiscal 2010, an increase of $142,512, or 292%, over Fiscal 2009. The increase was primarily the result of the 300% year-over-year growth in the number of Reloads sold. The increase in Reload volume was driven primarily by growth in our active Card base.

Interchange Revenues

Interchange revenues totaled $249,861 for Fiscal 2010, an increase of $212,849, or 575%, over Fiscal 2009. The increase was primarily the result of period-over-period growth of our active Card base and the 306% increase in dollars loaded on our cards.

Retailer incentive compensation

We amortize all incentive payments ratably over the life of the agreement and recognize as a contra-revenue component.

Operating Expenses

The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	2010 Amount	2009 Amount	Change
Operating expenses:
Sales and marketing expenses	$2,375,152	$2,371,832	$3,320
Compensation and benefits expenses	5,033,897	4,847,822	186,075
Processing expenses	662,374	674,446	(12,072)
Other general and administrative expenses	2,414,523	2,888,173	(473,650)
Total operating expenses	$10,485,946	$10,782,273	$(296,327)

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of the  sales fees and commissions paid to or retained by our distributors and retailers for sales of our GPR and Gift cards and reload services in their stores, advertising and marketing expenses, and the costs of manufacturing and distributing card packages and promotional materials to our distributors and retailers. Additionally, we incurred significant expense in both years as we discontinued and abandoned Gift cards printed but unsold and GPR cards printed with a fixed denomination that did not sell. We generally establish sales fees and percentages in distribution agreements with our distributors, to the extent they collect the fee from the cardholder, they retain their portion and to the extent we collect the fee from the cardholder we remit their portion. We incur advertising and marketing expenses for our products through retailer-based print promotions and in-store displays. We expense costs for the production of advertising when incurred.  Advertising and marketing expenses are recognized when the advertising event occurs.  Our manufacturing and distribution costs vary primarily based on the number of GPR cards activated.

Sales and marketing expenses totaled $2,375,152 for Fiscal 2010, an increase of $3,320, or 0.14%, over Fiscal 2009. Sales fees and commissions and manufacturing and distribution costs increased $100,000, or 5%, in 2010 from 2009.  This increase is attributable to the growth in our active cards and increased GPR Card activations and Reloads, offset by a $472,000 reduction of expense attributable to gift card and fixed denomination GPR cards that became stale-dated and expensed.  The Fiscal 2009 expense of approximately $1,722,000 decreased to approximately $1,249,000 in Fiscal 2010. These large charge-offs are considered unusual and are not expected to be repeated in future periods.  Additionally, advertising and marketing expenses decreased approximately $96,000 due primarily to a $75,000 sales promotion held in 2009 that was not repeated in 2010.

Compensation and Benefits Expenses

    Compensation and benefits expenses represent the compensation and benefits that we provide to our employees. Compensation and benefits expenses associated with our customer service function will vary in line with new card sales and active cards outstanding, whereas the compensation expenses associated with other functions typically do not.

    Compensation and benefits expenses totaled $5,033,897for Fiscal 2010, an increase of $186,075, or 3.8%, over Fiscal 2009. The change in employee compensation and benefits was due primarily to increased stock-based compensation expense.  We did experience an increase in cost related to additional customer service personnel of approximately $248,000, which was primarily offset by a reduction in the sales department compensation of approximately $263,000 and $75,000 of bonuses paid in 2009 with none paid in 2010. The additional customer service representatives were needed to support the increase in Card sales and to service our rapidly growing Card base.

Processing Expenses

    Processing expenses consist primarily of the fees charged to us by the banks that issue our prepaid cards, the third-party card processor that maintains the records of our customers’ accounts and processes transaction authorizations and settlements, and Visa and Discover ® Network, which process transactions for us through their respective payment networks. These costs generally vary based on the total number of active cards outstanding and gross transactional dollar volume.

    Processing expenses totaled $662,374 for Fiscal 2010, a decrease of $12,072, or 1.8%, compared to Fiscal 2009.  Charges for “cards on file” decreased by $258,754  or 74.3% primarily due to an improvement in the process we use to stage cards held for sale, whereas transactional and other charges on activated cards increased approximately $246,682 or  75.7%. This increase was primarily the result of growth in our Card base and a 319 % increase in the volume of transactions for which we pay fees to the processor.

Other General and Administrative Expenses

    Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, bad debt, rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers and transactions over the data lines to support the nFinanSe load network. These costs vary with the total number of active cards outstanding as do bad debt losses from purchase transaction overdrafts and fraud. Costs associated with professional services, insurance, depreciation and amortization, and occupancy costs vary based upon our investment in infrastructure, risk management and internal controls and are not directly attributable to variances in transactions or revenues.

    Other general and administrative expenses totaled $2,414,523 for Fiscal 2010, a decrease of $473,800, or 16.4%, over Fiscal 2009. The decrease resulted from the reduction of approximately $189,000 in business travel due to less sales employees than the prior year.  The decrease also resulted from a prior year non-cash charge of approximately $375,000 attributable to the impairment of a previously recorded intangible asset. These decreases in other general and administrative expenses were partially offset by a $52,000 increase in telephone and communications expenses resulting from increased calls to customer service and our interactive voice response system (“IVR”) and approximately $84,000 of increased costs associated with maintaining our money transmitter licenses

Liquidity and Capital Resources

    Net cash used in operating activities was approximately $8.2 million and $8.6 million for fiscal 2010 and fiscal 2009, respectively.  The decrease in cash used in operations was primarily the result of lower losses from operations.

Net cash used by investment activities for fiscal 2010 was approximately $94,600 for purchases of property and equipment, primarily for additional computer hardware and software.  Net cash used by investment activities for fiscal 2009 was approximately $22,600 consisting of purchases primarily for additional computer hardware.

Loans advanced under our Credit Facility are held exclusively in our load funding account and can only be used to make payments to our card issuing banks for credit to cardholder SVCs. Our distributors collect cardholder funds from our retail agents and remit the money to our load funding account.  This cycle averages approximately eight days.  In Fiscal 2009, we did not require more than $500,000 in our funding account to meet the load demand.  However, in the fourth quarter of Fiscal 2010 we increased the loans held in the funding account to $1,000,000 in response to the increase in Card sales and Reloads. The maturity date of the Credit Facility was amended multiple times during Fiscal 2010. The Ninth Amendment to the Amended and Restated Loan Agreement was executed on March 3, 2011 (the “Ninth Amendment”). The Ninth Amendment established a maximum commitment of $3.5 million under the Credit Facility, added several new lenders, removed several former lenders, and extended the maturity date to December 31, 2011.  The size of the Credit Facility is expected to require an increase by the beginning of the third quarter 2011 and prior to its maturity, the Credit Facility will have to be amended or replaced with a longer term arrangement.  Mr. Bruce Terker, a current member of the Company’s Board of Directors, has sole voting and dispositive power over Ballyshannon Partners, L.P. Ballyshannon Partners, L.P., is the named Agent on the Credit Facility. The Amended and Restated Loan Agreement establishes a sub-commitment of $3,400,000, pursuant to which a participating lender, in its sole discretion, can advance funds (each, an “Accommodation Loan”) that can be used by the Company for general corporate purposes. During Fiscal 2009, Accommodation Loans were advanced and used to operate the Company prior to being exchanged for shares of Series D Convertible Preferred Stock, par value $0.001 (the “Series D Preferred Stock”).

During fiscal 2010, our financing activities included net cash of approximately $5.1 million through the sales of equity and borrowings of $500,000. During fiscal 2009, our financing activities included net cash of approximately $7.3 million through sales of equity and borrowings of $4.7 million, which were exchanged for equity.

When we applied for our money transmitter licenses, each application required us to post a performance bond with the issuing state.  The surety issuing the bonds requires a portion of the bonds to be collateralized in the form of a letter of credit. Mr. Jeffrey Porter, a stockholder of the Company, arranged for his bank to issue a letter of credit of $500,000, which is typically renewed on February 1 of each year. Concurrently with the letter of credit issuance or renewal, Mr. Porter and the Company enter into a Guarantee and Indemnification Agreement (the “Guarantee Agreement”). Accordingly, we are contingently liable for the face amount of the letter of credit. Pursuant to the Guarantee Agreement, Mr. Porter is compensated at the rate of 2% of the face amount each quarter. Mr. Porter receives compensation in cash, however at various times he has accepted equity securities in lieu of cash. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. On February 1, 2011, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months. The aggregate face amount of performance bonds issued and outstanding as of January 1, 2011 was approximately $13.0 million.

We estimate the time needed to achieve profitable operations will require us to raise approximately $3 million of additional capital for operations during fiscal 2011.  We expect to finance this through private equity offerings and have traditionally relied upon certain key investors and investment bankers to assist in the process.  We may decide to raise the capital in multiple transactions based on market conditions and business circumstances.  Although we are confident of our business plan, we have experienced unforeseen difficulties with implementing our plans in the past and there can be no assurance that unforeseen difficulties can be avoided going forward.   If we are able to raise the funds, the terms and conditions may be highly dilutive to existing stockholders.

Changes in Number of Employees

We anticipate that the continued growth of our business will require the hiring of a substantial number of additional employees in customer service.

Off-Balance Sheet Arrangements

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at January 1, 2011:

Fiscal year ending	Amounts

2011	$205,100
2012	156,300
2013	-
2014	-
2015	-
Total	$361,400

Employment Agreements

We are obligated under employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  The employment agreements had an initial term from September 5, 2006 to December 31, 2008.  Each agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  The employment agreements provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

In addition to the above, Messrs. Welch and Springer received certain stock options as described in Note I – Stock Options and Warrants.

Service and Purchase Agreements

We have entered into renewable contracts with DFS and VISA, our card networks, PDNB, Bancorp and FB&T, our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60, beginning April 2011) and $7,500 per month, respectively.  During 2010 and 2009, we made aggregate payments of approximately $287,500 and $753,400 respectively, to Metavante, $59,700 and $13,700, respectively, to PDNB, $102,700 and $147,400, respectively, to FB&T, $12,400 and none, respectively, to Bancorp under these agreements.
The FB&T agreement terminates in the spring 2011 and the associated card accounts are expected to be transferred to PDNB by August 2011.

Our agreements with PDNB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of January 1, 2011 and January 2, 2010, the reserve balances held at PDNB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of January 1, 2011 and January 2, 2010.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state money transmitter licenses.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end  of 2010 aggregated approximately $13,000,000.  Mr. Porter entered into the Guarantee Agreement. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”) during the August 2009 equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and generate sufficient cash to continue as a going concern and (2) all long-lived assets are recoverable.  In addition, stock-based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Revenue Recognition

Our operating revenues consist of card revenues, reload revenues and interchange revenues.  We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectibility of the receivables is reasonably assured.

Card revenues consist of new card fees, monthly maintenance fees, ATM fees and other revenues.  We charge new card fees when a consumer purchases a new card in a retail location.  We currently recognize new card fees at the time the new card is sold.  We charge maintenance fees on a monthly basis pursuant to the applicable cardholder agreements.  We charge ATM fees when a cardholder performs a withdrawal or other transactions at an ATM.  Other revenues consist of interest revenue on overnight investing of SVC balances by our card issuing bank, bill pay and fees associated with other optional products or services.  We recognize card revenues when the underlying product or service is completed, which is at the same time our fees are assessed.

We generate reload revenues when cardholders reload their GPR cards or purchase a “reload” or “top-up” pack at a retail location.  We recognize these revenues when the loads are purchased.

We earn interchange revenues from fees remitted to our card issuing bank account from a merchant when our cardholders make purchase transactions using our cards, which are based upon rates established by the card associations.  We recognize interchange revenues as these transactions occur.

We report our different types of revenue on a gross or net basis based upon whether we act as a principal or agent in the transaction.  To the extent we are the principal in the transaction, we report revenue on a gross basis.  We evaluate whether we are a principal or agent based upon certain guidance on gross versus net revenue reporting.  For all of our significant revenue generating arrangements, we record revenue on a gross basis.

On occasion, we enter into incentive agreements with our retailers to increase product acceptance and placement.  We recognize incentive payments as a reduction of revenues and recognize them over the related period for which the revenues or services are provided.

We record the costs associated with card packages as prepaid expenses. We recognize the prepaid cost of card packages over the related sales period, currently twelve months.

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

Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable. As of January1, 2011, our estimates indicate that the remaining long-lived assets are recoverable.

Item 8.  Financial Statements and Supplementary Data

The audited financial statements of the Company for the fiscal year (52 week period) ended January 1, 2011 and the fiscal year (52 week period) ended January 2, 2010, and the reports thereon of Baumann, Raymondo & Co. PA, our independent accountants, are included in this annual report following the Exhibit Index to this annual report.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  In assessing the effectiveness of our internal control over financial reporting we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies.”  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As stated above, management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as published in “Internal Control over Financial Reporting – Guidance for Smaller Public Companies.”  Based on the assessment by management, we determined that our internal control over financial reporting was effective as of January 1, 2011.

Changes in Internal Control over Financial Reporting

During the fiscal year ended January 1, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K will be set forth under the caption “Directors, Executive Officers and Corporate Governance” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 11.   Executive Compensation

The information called for by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information called for by Item 14 of Form 10-K will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement, to be filed within 120 days after the end of the fiscal year covered by this annual report, and is incorporated herein by reference.

PART IV
Item 15.  Exhibits

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

3.13	Certificate of Designation of Series E Convertible Preferred Stock (filed as Exhibit 3.1 to that certain Form 8-K filed on July 9, 2010 and incorporated by reference herein)

3.14	Amendment to Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.2 to that certain Form 8-K filed on July 9, 2010 and incorporated by reference herein)

3.15	Amendment to Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.3 to that certain Form 8-K filed on July 9, 2010 and incorporated by reference herein)

3.16	Amendment to Certificate of Designation of Series C Convertible Preferred Stock (filed as Exhibit 3.4 to that certain Form 8-K filed on July 9, 2010 and incorporated by reference herein)

3.17	Amendment to Certificate of Designation of Series D Convertible Preferred Stock (filed as Exhibit 3.5 to that certain Form 8-K filed on July 9, 2010 and incorporated by reference herein)

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

4.25	Form of Warrant, as issued by the Company to certain investors on August 21, 2009 (filed as Exhibit 99.2 to that certain Form 8-K filed on August 26, 2009 and incorporated by reference herein)

4.26*	Form of Amendment No. 2 to Warrants, as issued by the Company to certain investors on August 21, 2009, repricing warrants held to $0.01.

4.27*	Form of Amendment No. 2 to Warrants, as issued by the Company to certain investors on August 21, 2009, repricing warrants held to $0.30.

4.28
Form of Amendment No. 3 to Warrants (as executed by Bruce E. Terker (and his affiliates including Argosy Capital Group III LP, Ballyshannon Family Partnership LP, Ballyshannon Partners LP, Odyssey Capital Group LP, Bruce Terker IRA and Cynthia Terker)) (filed as Exhibit 99.1 to that certain Form 8-K, filed on March 1, 2010 and incorporated by reference herein)

4.29
Form of Amendment No. 3 to Warrants (as executed by Donald A. Harris (and his affiliates including 5 Star Partnerships)) (filed as Exhibit 99.2 to that certain Form 8-K, filed on March 1, 2010 and incorporated by reference herein)

4.30
Form of Securities Purchase Agreement entered into by the Company and those investors party thereto between July 2, 2010 and November 24, 2010 and Form of Addendum to Securities Purchase Agreement entered into by the Company and those investors party thereto on July 2, 2010 (filed as Exhibit 10.3 to that certain Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein)

10.1
Swift Pay Service Agreement, dated as of March 18, 2005, by and between Western Union and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on June 24, 2005 and incorporated by reference herein)

10.2
ExpressPayment ™ Service Agreement, dated as of October 31, 2006, by and between MoneyGram Payment Systems, Inc. and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on November 18, 2005 and incorporated by reference herein)

10.3
Stored Value Card Issuer Agreement, dated as of May 10, 2006, by and between Discover Financial Services LLC and the Company (filed as Exhibit 8.1.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006 and incorporated by reference herein)

10.4
Stored Value Prepaid Card Sponsorship Agreement, dated as of October 20, 2006, and Addendum to Stored Value Prepaid Card Sponsorship Agreement, dated as of November 10, 2006, by and between Palm Desert National Bank and the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.5
Stored Value Card Processing Agreement, dated as of June 14, 2006, by and between Metavante Corporation and the Company (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.6**
Employment Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.7**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Jerry R. Welch and the Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.8**
Employment Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.9**
Nonqualified Stock Option Agreement, dated as of September 5, 2006, by and between Raymond P. Springer and the Company (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on September 15, 2006 and incorporated by reference herein)

10.10**
Employment Agreement, dated as of October 1, 2005, by and between Mr. Clifford Wildes and the Company (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.11
Commercial Lease Agreement, dated as of January 10, 2005, by and between The 6015, LLC and the Company (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

10.12
Sublease Agreement, dated as of August 5, 2005, by and between GEBO Corporation USA and the Company (filed as Exhibit 5.3 to the Company’s Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein)

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

10.24	Second Amendment to Amended and Restated Loan and Security Agreement (filed as Exhibit 99.1 to that certain Form 8-K filed on May 27, 2010 and incorporated by reference herein)

10.25	Third Amendment to Amended and Restated Loan and Security Agreement (filed as Exhibit 99.1 to that certain Form 8-K filed on June 25, 2010 and incorporated by reference herein)

10.26	Fourth Amendment to Amended and Restated Loan and Security Agreement (filed as Exhibit 99.1 to that certain Form 8-K filed on July 28, 2010 and incorporated by reference herein)

10.27	Fifth Amendment to Amended and Restated Loan and Security Agreement (filed as Exhibit 99.1 to that certain Form 8-K filed on September 30, 2010 and incorporated by reference herein)

10.28	Sixth Amendment to Amended and Restated Loan and Security Agreement (filed as Exhibit 99.1 to that certain Form 8-K filed on November 10, 2010 and incorporated by reference herein)

10.29	Seventh Amendment to Amended and Restated Loan and Security Agreement (filed as Exhibit 99.1 to that certain Form 8-K filed on December 6, 2010 and incorporated by reference herein)

10.30	Eighth Amendment to Amended and Restated Loan and Security Agreement (filed as Exhibit 99.1 to that certain Form 8-K filed on December 21, 2010 and incorporated by reference herein)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on December 29, 2006 and incorporated by reference herein)

18.1*	Letter regarding change in accounting principles

21.1*	List of the Company’s Subsidiaries

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*   Filed herewith.
** Management contract or compensatory plan or arrangement.

SIGNATURES

           In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

nFinanSe Inc.

By:	/s/ Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
	Date:	March 31, 2011

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Jerry R. Welch
Jerry R. Welch, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	March 31, 2011

By:	/s/Raymond P. Springer
Raymond P. Springer, Secretary and Chief Financial Officer
(Principal Financial Officer)
	Date:	March 31, 2011

By:	/s/ Jerome A. Kollar
Jerome A. Kollar, Principal Accounting Officer
	Date:	March 31, 2011

By:	/s/ Ernest W. Swift
Ernest W. Swift, Director
	Date:	March 31, 2011

By:	/s/ Donald A. Harris
Donald A. Harris, Director
	Date:	March 31, 2011

By:	/s/ Joseph D. Hudgins
Joseph D. Hudgins, Director
	Date:	March 31, 2011

By:	/s/ Bruce E. Terker
Bruce E. Terker, Director
	Date:	March 31, 2011

nFinanSe Inc.

Consolidated Financial Statements
as of and for the fiscal years ended January 1, 2011 and January 2, 2010
and
Report of Independent Registered Public Accounting Firm

nFinanSe Inc.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm………………..………………………….....…………...........................................………………..………………………….....………….........................................................
F-3
Consolidated Financial Statements:

Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010………………….....................................………………..………………………….....…………...........................................………………..…….......................
F-4
Consolidated Statements of Operations for the fiscal years ended January 1, 2011 and January 2, 2010………………..………………………….....…………...........................................………………..………………………......	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 1, 2011 and January 2, 2010……………………………………………………………………………………………………............	F-6
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2011 and January 2, 2010 ……….………………..………………………….....…………...........................................………………..………..............	F-7
Notes to Consolidated Financial Statements…………….………..……………..…………………………………...………………..………………………….....…………...........................................………………..…………………..	F-8

[LETTERHEAD OF Baumann, Raymondo & Co. PA]

To the Board of Directors and Stockholders
nFinanSe Inc.
Tampa, Florida

We have audited the consolidated balance sheets of nFinanSe Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years ended January 1, 2011 and January 2, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of nFinanSe Inc. and subsidiaries as of January 1, 2011 and January 2, 2010 and the results of their operations and cash flows for the fiscal years ended January 1, 2011 and January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note D to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note D. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of nFinanSe Inc. and subsidiaries’ internal control over financial reporting as of January 1, 2011 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As discussed in Note C to the consolidated financial statements, the Company has elected to no longer operate as a development stage company and has modified its presentation and treatment of card supply from an inventory asset to a prepaid asset.  In addition, the Company has elected to follow accounting literature for gross revenue reporting.

/s/ Baumann, Raymondo & Co. PA

March 24, 2011
Tampa, FL

nFinanSe Inc.

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,073,762	$3,794,788
Restricted cash	817,166	343,075
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	317,906	189,015
Other (net of allowance for doubtful accounts of $7,230 and $0, respectively)	218,727	13,519
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $177,600 and $30,800, respectively	577,174	236,758
Prepaid card supply	719,192	1,416,890
Total current assets	3,723,927	5,994,045
PROPERTY AND EQUIPMENT	284,696	405,615

OTHER ASSETS
Other assets	52,520	54,932

TOTAL ASSETS	$4,061,143	$6,454,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$975,742	$347,936
Accrued personnel costs	100,509	88,231
Credit facility loans outstanding	1,000,000	500,000
Deferred revenues	51,875	51,667
Other accrued liabilities	61,247	44,365
Total current liabilities	2,189,373	1,032,199

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 20,275,993 and 16,869,822 shares issued and outstanding on January 1, 2011 and January 2, 2010, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with liquidation values of $7,690,565 and $7,705,093 (including undeclared accumulated dividends in arrears of $190,081 and $204,609) as of January 1, 2011 and January 2, 2010, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at January 1, 2011 and January 2, 2010	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at January 1, 2011 and January 2, 2010	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,331,838 shares issued and outstanding with a liquidation value of $12,995,514 at January 1, 2011 and January 2, 2010	4,332	4,332
Series E Convertible Preferred Stock – 4,333,340 shares authorized; 3,406,171 shares issued and outstanding with a liquidation value of $15,327,770 at January 1, 2011	3,406	-
Common stock - $0.001 par value: 200,000,000 shares authorized; 26,196,714 and 9,542,887 shares issued and outstanding as of January 1, 2011 and January 2, 2010, respectively	26,197	9,543
Additional paid-in capital	77,729,173	71,421,315
Accumulated deficit	(75,903,876)	(66,025,335)
Total stockholders’ equity	1,871,770	5,422,393

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,061,143	$6,454,592

See notes to consolidated financial statements.

nFinanSe Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended January 1, 2011	For the fiscal year ended January 2, 2010
Operating revenues:
Card revenues	$987,003	$167,841
Reload revenues	191,402	48,890
Interchange revenues	249,861	37,012
Retailer incentive compensation	(120,000)	(120,000)
Total operating revenues	1,308,266	133,743

Operating expenses:
Sales and marketing expenses	2,375,152	2,371,832
Compensation and benefits expenses	5,033,897	4,847,822
Processing expenses	662,374	674,446
Other general and administrative expenses	2,414,523	2,888,173
Total operating expenses	10,485,946	10,782,273

Loss before other expense	(9,177,680)	(10,648,530)

Other expense:
Interest expense	(139,866)	(3,249,515)
Other expense	-	(896)
Total other expense	(139,866)	(3,250,411)

Net loss	(9,317,546)	(13,898,941)
Dividends paid on Series A Convertible Preferred Stock	(185,971)	(189,054)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(190,081)	(384,380)
Net loss attributable to common stockholders	$(9,693,598)	$(14,472,375)
Net loss per share - basic and diluted:
Total net loss per share	$(0.46)	$(1.52)
Weighted average number of shares outstanding	20,915,805	9,529,745

See notes to consolidated financial statements.

nFinanSe Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible Preferred Stock	Common stock
	Series A	Series B	Series C	Series D	Series E	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, January 3, 2009	$7,500	$1,000	$4,038	$-	$-	9,344,108	$9,344	$56,770,705	$(51,937,341)	$4,855,246
Employee and director stock based award activity	-	-	-	-	-	-	-	471,194	-	471,194
Issuance of Series D Convertible Preferred Stock	-	-	-	4,332	-	-	-	12,968,633	-	12,972,965
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock						198,779	199	188,854	(189,053)	-
Warrants issued in connection with Credit Facility Agreements	-	-	-	-	-	-	-	1,012,004	-	1,012,004
Warrants issued as compensation for providing collateral on surety bonds	-	-	-	-	-	-	-	9,925	-	9,925
Net loss	-	-	-	-	-	-	-	-	(13,898,941)	(13,898,941)
Balances, January 2, 2010	7,500	1,000	4,038	4,332	-	9,542,887	9,543	71,421,315	(66,025,335)	5,422,393

Employee and director stock based award activity	-	-	-	-	-	-	-	666,891	-	666,891
Issuance of Series E Convertible Preferred Stock	-	-	-	-	3,406	-	-	5,079,594	-	5,083,000
Issuance of Common Stock in lieu of cash dividends on Series A Convertible Preferred Stock	-	-	-	-	-	4,952,304	4,952	556,043	(560,995)	-
Exercise of warrants	-	-	-	-	-	11,701,523	11,702	5,330	-	17,032
Net loss	-	-	-	-	-	-	-	-	(9,317,546)	(9,317,546)
Balances, January 1, 2011	$7,500	$1,000	$4,038	$4,332	$3,406	26,196,714	$26,197	$77,729,173	$(75,903,876)	$1,871,770

See notes to consolidated financial statements

nFinanSe Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended January 1, 2011	For the fiscal year ended January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,317,546)	$(13,898,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,523	241,129
Provision for prepaid card supply obsolescence	1,249,430	247,628
Provision for bad debts	7,230	-
Stock based compensation and consulting	666,891	471,194
Loss on disposal of assets	42	809
Loss from impairment of assets	-	1,849,421
Non-cash interest expense	-	2,718,676
Value/expense of third party warrants	-	5,972
Changes in assets and liabilities, net:
Restricted cash	(474,091)	129,425
Receivables	(341,329)	(124,680)
Prepaid card supply	(551,732)	(252,949)
Prepaid expenses and other current assets	(340,416)	587,053
Other assets	2,412	217,473
Accounts payable and accrued liabilities	656,966	(801,490)
Deferred revenues	208	20,417
NET CASH USED IN OPERATING ACTIVITIES	(8,226,412)	(8,588,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(94,646)	(22,608)
NET CASH USED IN INVESTING ACTIVITIES	(94,646)	(22,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D Convertible Preferred Stock	-	7,253,199
Proceeds from issuance of Series E Convertible Preferred Stock	5,109,250	-
Proceeds from borrowings	500,000	4,700,000
Payments for stock issuance costs	(26,250)	(22,548)
Proceeds from the exercise of Warrants	17,032	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,600,032	11,930,651
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,721,026)	3,319,180

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,794,788	475,608

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,073,762	$3,794,788
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$140,116	$530,839

SUPPLEMENTAL DISLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants exchanged for Common Stock	$9,998	$-
Warrants Issued to Lenders	$-	$1,530,381
Dividends on Series A Convertible Stock Preferred Stock	$560,995	$189,054
Declared and unpaid dividends on Series A Convertible Preferred Stock	$-	$179,771
Exchange of Accommodation and Term Loans and accrued interest to Series D Convertible Preferred Stock	$-	$5,693,898

See notes to consolidated financial statements.

nFinanSe Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -ORGANIZATION

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. and those of its wholly-owned subsidiary, nFinanSe Payments Inc. and MBI Services Group, LLC (currently dormant)  (collectively the “Company,” “we,” “us,” “our”).

We were founded on July 10, 2000 and began developing a technology platform focused on selling debit cards to individuals without bank accounts or who maintained limited funds in their bank accounts.  Those individuals are referred to by us as the “unbanked” and “underbanked.”

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

During fiscal 2006, we executed agreements with Western Union® and MoneyGram® to expand our load network and we signed an agreement with DFS Services LLC (“DFS”) to issue Discover® Network (“Discover”) branded stored value cards (“SVCs”).  In June 2007, we extended this agreement with DFS, executed a Program Sponsor Agreement, whereby we sell bank-issued Discover branded SVCs.

In October 2007, we executed an Agreement with Interactive Communications International, Inc. (“InComm”) which permits us to currently offer our Cards in over 12,000 retail agent locations.  InComm distributes prepaid products to more than 135,000 retail locations in the United States and we expect to offer our Cards in many more InComm retail locations in the future. In July 2009, we executed an Agreement with Coinstar e-Payment Services Inc. (“Coinstar”) who distributes our Cards to more than 6,000 retail locations.  In the spring 2010, InComm acquired Coinstar. Additionally, we have distribution agreements with several smaller prepaid card distributors who offer our Cards through numerous retailers.

During fiscal 2009, we made the decision to expand our card offerings and executed an agreement with Visa U.S.A. Inc. (“Visa”) and Palm Desert National Bank (“PDNB”) that permits us to offer Visa-branded general purpose reloadable (”GPR”) and gift cards.  In fiscal 2010, our efforts were focused on expanding distribution of the Visa product within our existing retail agent locations and executed an agreement with The Bancorp Inc. (“Bancorp”) as an additional card issuing bank,.  During 2010, we were authorized by PDNB and Bancorp to offer a MasterCard branded GPR that expands our product line.  PDNB has agreed to sell its electronic banking unit to a well-capitalized bank, First California Bank.   The transaction is expected to close by April 1, 2011.

NOTE B –SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). All significant intercompany accounts and balances have been eliminated in consolidation. Our accounting policies are consistent with the criteria set forth in Accounting Standards Codification (“ASC”) and Securities and Exchange Commission (“SEC”) guidance. Our fiscal year ends on the Saturday closest to December 31 of each year.  Our results of operations for the years ended January 1, 2011(“fiscal 2010” or “2010”), and January 2, 2010 (“fiscal 2009” or “2009”) are not necessarily indicative of future results.

In prior periods, the Company was considered to be a development stage company because we were continuing to develop our planned principal operations and because our revenues have been minimal.  Because our principal operations have begun and our revenues have become significant we are no longer considered a development stage enterprise pursuant to an applicable ASC.

We consider an operating segment to be any component of our business whose operating results are regularly reviewed by our chief operating decision-makers to make decisions about resources to be allocated to the segment and assess its performance based on discrete financial information. Our Chief Executive Officer and our Chief Financial Officer, who are our chief operating decision-makers, review our operating results on an aggregate basis and manage our operations and the allocation of resources as a single operating segment — prepaid cards and related services.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying consolidated financial statements arise from our belief that (1) we will be able to raise and generate sufficient cash to continue as a going concern, (2) all long-lived assets are recoverable, and (3) our card supply asset is properly valued and deemed recoverable.  In addition, stock-based compensation expense represents a significant estimate.  The markets for our products are characterized by intense competition, rapid technological development, evolving standards and regulations and short product life cycles, all of which could impact the future realization of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Funds classified as restricted cash as at January 1, 2011 and January 2, 2010 relate to loan advances on our credit facility, as described in Note E – Credit Facility.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our prepaid card distributors for our wholesale fees and the load value of gift cards and of the GPR cards vary by customer but are less than two weeks.  Transaction fees are paid daily, one day in arrears by our card networks, Discover, MasterCard and VISA® (“Card Associations”).  Interest income is paid monthly in arrears by the card-issuing bank approximately two weeks into the month following the recognition of such fees or interest income.  Maintenance fees are charged to active cards with balances upon activation and then on the same day of each month thereafter.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts. Receivables are written off when they are determined to be uncollectible.  The distributing agents of our Cards are typically prepaid card distributors and large multi-unit retailers. We perform ongoing credit evaluations of our distributors and, with the exception of some minimum cash balances, we generally do not require collateral.

We evaluate the allowance for doubtful accounts based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our distributors’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Other Receivables

Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from unauthorized purchase transactions that are posted on GPR or gift cards, in each case in excess of the funds in a cardholder’s account. We are exposed to losses from unrecovered cardholder account overdrafts. Each period, we offset card revenues in the accompanying statement of operations for overdrafts created by the maintenance fee assessments on our cards.  For overdrafts created by purchase transactions, we record bad debt expense for those items we do not deem to be recoverable and this expense is included in other general and administrative expenses in the accompanying statement of operations.

Prepaid Card Supply

Historically, the Company has treated the card supply used as a current asset inventory.  The Company believes a better classification for the card supply is prepaid card operating expenses.  This classification is more in-line with the leading prepaid card companies’ treatment of their card packages and is supported by GAAP.  Because our pricing model at our retailers selling our cards was changed in late 2009 and early 2010, the realization that the asset is an item for sale is not the most appropriate approach towards classification.  We believe the more meaningful and appropriate treatment is that the card supply is a cost that would be required to be spent in order to achieve gaining a cardholder account – the true asset for generating current and future revenues.

The Company records the costs associated with card packages as prepaid expenses. We recognize the prepaid cost of card packages over the related sales period, currently twelve months.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, but minor additions, which do not extend the useful life of an asset, and maintenance and repairs are expensed as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives.

The estimated useful lives of the respective classes of assets are as follows:

Computer equipment, furniture and office equipment	3-5 years
Computer software purchased	3 years
Tenant improvements	Shorter of the useful life or the lease term

Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable.

We did not incur any impairment charges in fiscal 2010.  During fiscal 2009, we recognized impairment charges of $375,212 on an intangible asset related to a marketing incentive agreement.  These impairment charges are included in other general and administrative expenses in the accompanying statements of operations.

As of January 1, 2011, our estimates indicate that the remaining long-lived assets are recoverable.

Revenue Recognition

Our operating revenues consist of card revenues, reload revenues and interchange revenues.  We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured.

Card revenues consist of new card fees, monthly maintenance fees, Automated Teller Machine (“ATM”) fees and other revenues.  We charge new card fees when a consumer purchases a new card in a retail location.  We currently recognize new card fees at the time the new card is sold.  We charge maintenance fees on a monthly basis pursuant to the applicable cardholder agreements.  We charge ATM fees when a cardholder performs a withdrawal or other transactions at an ATM.  Other revenues consist of interest revenue on overnight investing of SVC balances by our card issuing bank, bill pay and fees associated with other optional products or services.  We recognize card revenues when the underlying product or service is completed, which is at the same time our fees are assessed.

We generate reload revenues when cardholders reload their GPR cards or purchase a “reload” or “top-up” pack at a retail location.  We recognize these revenues when the loads are purchased.

We earn interchange revenues from fees remitted to our card issuing bank account from a merchant when our cardholders make purchase transactions using our cards, which are based upon rates established by the card associations.  We recognize interchange revenues as these transactions occur.

We report our different types of revenue on a gross or net basis based upon whether we act as a principal or agent in the transaction.  To the extent we are the principal in the transaction, we report revenue on a gross basis.  We evaluate whether we are a principal or agent based upon certain guidance on gross versus net revenue reporting.  For all of our significant revenue generating arrangements, we record revenue on a gross basis.

On occasion, we enter into incentive agreements with our retailers to increase product acceptance and placement.  We recognize incentive payments as a reduction of revenues and recognize them over the related period for which the revenues or services are provided.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of sales fees and commissions paid to or retained by our distributors and retailers, advertising and marketing expenses, and the costs of manufacturing and distributing card packages and promotional materials to our distributors and retailers.

We generally establish the sales fees and commissions in distribution agreements with our distributors and we pay our distributors and retailers based on sales of our GPR and Gift cards and reload services in their stores.  Sales fees and commissions were $669,151 and $190,951 for 2010 and 2009, respectively.

We incur advertising and marketing expenses for our products through retailer-based print promotions and in-store displays. We expense costs for the production of advertising when incurred.  Advertising and marketing expenses are recognized when the advertising event occurs. Advertising and marketing expenses were approximately $258,100 and $354,400 during fiscal 2010 and 2009, respectively.  At January 1, 2011 and January 2, 2010, we had approximately $177,600 and $30,800, respectively, in prepaid marketing of which the majority is related to product placement payments and advertising promotional payments made to a nation-wide retailer. The product placement payments are being amortized as a reduction of revenue over the contract period.

We record the costs associated with card packages as prepaid expenses. We recognize the prepaid cost of card packages over the related sales period, currently twelve months. Our manufacturing and distributing costs were $1,447,861 and $1,826,468 for the years ended January 2, 2010 and January 1, 2011, respectively. Included in our manufacturing and distributing costs were shipping and handling costs of $11,600, and $48,900 for fiscal 2010 and fiscal 2009, respectively. Also included in our manufacturing and distributing costs was the liability that we incur for use tax to various states related to purchases of materials since no sales tax is charged to customers when new cards or reload transactions are purchased.

Research and Development

Research and development costs, which approximated $1,177,000 and $1,075,400 during fiscal 2010 and fiscal 2009, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at January 1, 2011:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	26,196,714
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	43,318,380
Series E Convertible Preferred Stock *	34,061,071
Stock Options	12,474,605
Warrants	44,746,931

Total	173,335,685
* as-converted.

Income Taxes

Under the ASCs, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from reserves for inventory obsolescence, impairment charges and accounts payable and accrued liabilities that are not deductible for tax reporting until they are realized and/or paid.  See Note F – Income Taxes.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We frequently maintain cash balances in excess of federally insured limits. However, we believe that cash balances held in non-interest bearing accounts are fully insured at this time. As such, with interest rates at historical lows, we have made the decision to maintain cash balances at more than one bank to diversify our exposure and to use our non-interest-earning balances to lower any banking fees. Our revenues and accounts receivable balance is and is expected to be primarily composed of amounts generated from our largest distributor, InComm.  We have not experienced any material losses from receivables due from InComm.

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

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	Fiscal 2010	Fiscal 2009

Compensation and benefits expenses	$642,368	$470,337
Other general and administrative expenses	24,523	857
Interest expense	-	9,925
Total stock-based compensation	$666,891	$481,119

Other general and administrative expenses include amounts charged to consulting expense for the cost of options issued in conjunction with an internet-based sales development agreement.  These costs were $7,000 for fiscal 2010.  In addition, Bruce E. Terker and Donald A. Harris were issued warrants in lieu of cash compensation for board of director fees for which the cost of options issued was approximately $17,500.  This cost was also charged to other general and administrative expenses, as further discussed in Note I – Stock Options and Warrants.  The prior year amount charged to interest expense represent the costs of warrants issued as compensation to Mr. Terker, one of the Company’s directors, for supplying the required collateral for bonds issued to support our state money transmitter licenses.

Dividends on Preferred Stock

Our Series A Preferred Stock accrues dividends of 5% per annum, which are paid semiannually and can be satisfied in cash or through the issuance of Common Stock.  Unless and until these dividends are declared and paid in full, the Company is prohibited from declaring any dividends on its Common Stock.  Pursuant to the Company’s Amended and Restated Loan and Security Agreement, dated November 26, 2008 (see Note E – Credit Facility), the Company is limited to paying $500,000 in any fiscal year for cash dividends or other cash distributions to the holders of shares of Series A Preferred Stock.  There are no dividend requirements on any other series of preferred stock outstanding.

Dividends owed but not declared on our Series A Preferred Stock were $189,053 as of January 1, 2011, which were subsequently satisfied through the issuance of 3,781,056 shares of our Common Stock.  Dividends owed but not declared on our Series A Preferred Stock were $204,609 as of January 2, 2010. These dividends were declared and paid during fiscal 2010.

Fair Value Measurements

Our financial instruments, including unrestricted cash and cash equivalents, restricted cash, accounts receivable, prepaid card supply, certain other assets, accounts payable, and other accrued liabilities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values.

At January 1, 2011, the Company did not have any other items to be measured at fair value.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform to the current year presentation.

NOTE C – CHANGE IN ACCOUNTING

During our development stage, we accounted for card packages to be sold in retail stores as inventory and we recorded transactions performed by our retail agents on a net basis. Because the Company was the only “pure play” SEC reporting company in the industry, we were unable to compare our accounting treatments to our larger, more mature, privately-held competitors. During fiscal 2010, the nation’s two largest prepaid card managers registered with the SEC and filed financial reports.  Our largest competitor and the largest manager of GPR cards in the financial services industry accounts for its card packages as a prepaid expense that is amortized over the expected life of the packages and it accounts for its retail transactions on a gross basis under the guidelines promulgated by Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus net as an Agent”.  In connection with management’s determination that nFinanSe Inc. no longer operates as a development stage company and for future comparability to the industry leader, management determined that the Company should follow the preferable accounting practices of the industry leader and the promulgations of the EITF.  As such, we record Card sales and Reload sales at the price charged by our retail agents and the amounts retained by the retail agents and distributors are recorded as sales and marketing expense. Maintenance fees are recorded at the amount collected and any sharing percentage with distributors is recorded as sales and marketing expense. Interchange is recorded at the amount paid by the relevant network, and any fees and sharing arrangements with banks are charged to selling and marketing expenses  In addition, the Company has modified the presentation and treatment of card supply from an inventory asset to a prepaid asset in accordance with the appropriate ASC’s and industry treatment.

The following financial statement line items for fiscal 2010 and fiscal 2009 were affected by the change in accounting:

Statement of operations 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Operating revenues	$674,859	$1,308,266	$633,407
Total operating expenses	$9,852,539	$10,485,946	$633,407
Net loss before other expense	$(9,317,546)	$(9,317,546)	$-

Statement of operations 2009:
	As originally Reported	As computed under changes	Effect of Change
Operating revenues	$15,789	$133,743	$117,954
Total operating expenses	$10,664,319	$10,782,273	$117,954
Net loss before other expense	$(10,648,530)	$(10,648,530)	$-

Balance Sheet 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Inventory	$719,192	$-	$(719,192)
Prepaid card supply	$-	$719,192	$719,192
Total assets	$4,061,143	$4,061,143	$-

Balance Sheet 2009:
	As originally reported	As computed under changes	Effect of Change
Inventory	$1,416,890	$-	$(1,416,890)
Prepaid card supply	$-	$1,416,890	$1,416,890
Total assets	$6,454,592	$6,454,592	$-

Statement of cash flows 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$1,249,430	$-	$(1,249,430)
Provision for prepaid card supply obsolescence	$-	$1,249,430	$1,249,430
Net cash used in operating activities	$(8,226,412)	$(8,226,412)	$-

Statement of cash flows 2009:
	As originally reported	As computed under changes	Effect of Change
Provision for inventory obsolescence	$247,628	$-	$(247,628)
Provision for prepaid card supply obsolescence	$-	$247,628	$247,628
Net cash used in operating activities	$(8,588,863)	$(8,588,863)	$-

NOTE D – GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  From June 2010 through December 2010, we sold 3,406,171 shares of our Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) for a net aggregate cash purchase price of $5,083,000 (See Note I – Convertible Preferred Stock Transactions).  Because of our operating losses for fiscal 2010, we have a cash balance of approximately $1,073,000 as of January 1, 2011. We expect to raise additional sales of Series E Preferred Stock during 2011 to complete the Series E Preferred Stock sale.  We believe this equity financing should be adequate to fund our operations for the next 12 months; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE E – CREDIT FACILITY

On June 10, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Borrowers”), entered into a Loan and Security Agreement (the “Original Loan Agreement”) and, on November 26, 2008, entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd. (“Midsummer”), Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).  The Original Loan Agreement established a revolving credit facility in the maximum aggregate principal amount of $15,500,000 (the “Credit Facility”), with the Borrowers’ obligations secured by a lien on substantially all of the Company’s assets.  Loans under the Original Loan Agreement (each, a “Loan”) may be used solely to make payments to card-issuing banks for credit to SVCs.  The Amended and Restated Loan Agreement modified the Original Loan Agreement by establishing a sub-commitment of $3,400,000, pursuant to which a participating Lender, in its sole discretion, could advance funds (each, an “Accommodation Loan”) that could be used by the Company for general corporate purposes. The Accommodation Loans were advanced by the Lenders and exchanged for Series D Convertible Preferred Stock in 2009, par value $0.001 per share (the “Series D Preferred Stock”).  Loan amounts deposited into a lender-controlled loan account are reflected as Restricted Cash on our balance sheet and bear interest at 6% per annum until withdrawn (for the sole purpose of funding SVCs) from that deposit account, at which time they bear interest at 16% per annum.  Loans may be repaid and re-borrowed in accordance with the provisions of the Amended and Restated Loan Agreement.

On October 29, 2009, the Lenders approved the extension of maturity for an additional six months, or May 25, 2010, upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  On May 26, 2010, the Company entered into that certain Second Amendment to the Amended and Restated Loan Agreement (the “Second Amendment”) with the Lenders.  The Second Amendment amends the Amended and Restated Loan Agreement such that the Maturity Date (as such term is defined in the Amended and Restated Loan Agreement) of the notes issued pursuant to the Amended and Restated Loan Agreement is June 25, 2010.  On June 25, 2010, the Company entered into that certain Third Amendment to the Amended and Restated Loan Agreement (the “Third Amendment”) with the Lenders.  The Third Amendment amends the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is July 26, 2010. On July 23, 2010, a Fourth Amendment to the Amended and Restated Loan Agreement (the “Fourth Amendment”) amended the Maturity Date to September 30, 2010 and capped the commitment of Midsummer to $500,000 and issued to Midsummer 26,667 shares of its Series E Preferred Stock. Midsummer’s commitment prior to the Fourth Amendment had been $5,000,000.  On September 27, 2010, the Company entered into that certain Fifth Amendment to Amended and Restated Loan and Security Agreement (the “Fifth Amendment”) with the Lenders.  The Fifth Amendment amended the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is October 29, 2010.  On October 29, 2010, the Company entered into that certain Sixth Amendment to Amended and Restated Loan and Security Agreement (the “Sixth Amendment”) with the Lenders.  The Sixth Amendment amended the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is November 30, 2010.  On December 3, 2010, the Company entered into that certain Seventh Amendment to Amended and Restated Loan and Security Agreement (the “Seventh Amendment”) with the Lenders. The Seventh Amendment, effective as of November 30, 2010, amends the Amended and Restated Loan Agreement such that the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement is December 31, 2010.  Additionally, the Seventh Amendment sets the termination date of the loan commitment of Midsummer as December 17, 2010 at which time the $500,000 previously advanced by Midsummer is scheduled to be repaid. The aggregate commitment of the Lenders will thereafter be reduced from $11,000,000 to $10,500,000.  On December 17, 2010, the Company entered into that certain Eighth Amendment to Amended and Restated Loan and Security Agreement (the “Eighth Amendment”) with the Lenders.  The Eighth Amendment sets the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement as March 31, 2011. Additionally the Eighth Amendment amended the date of termination of the Midsummer commitment to January 31, 2011.

On March 3, 2011, the Company entered into that certain Ninth Amendment to the Amended and Restated Loan and Security Agreement (the “Ninth Amendment”) with Ballyshannon Partners, L.P., Porter Partners, L.P., 5 Star Partnership, Ben Joseph Partners, NFS FMTC Rollover IRA FBO Franz J. Berlacher, and Robert Berlacher (collectively, the “New Lenders”).  The Ninth Amendment amends the maturity date of the Amended and Restated Loan Agreement to December 31, 2011.  Additionally, the Ninth Amendment amends the aggregate commitment to $3.5 million from $10.5 million.  The Ninth Amendment establishes a commitment fee equal to 10% of each respective New Lender’s commitment, which is to be paid by the Company in the form of shares of its Series E Convertible Preferred Stock.  Additionally, the commitment rate of interest under the Amended and Restated Loan Agreement was amended from 6% to 12% and the investment rate of interest was amended from 16% to 12%. Certain other terms were amended to describe the method in which loans will be advanced by the New Lenders and the method in which loans will be repaid by the Company.

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

As of January 1, 2011 the Company had drawn $1,000,000 in Loans under the Amended and Restated Loan Agreement.

Mr. Terker, a current member of the Board of Directors of the Company (the “Board”), has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which were Accommodation Loan Lenders.  Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement.

NOTE F – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations. Accordingly, no provisions for income taxes or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

We believe that on December 28, 2006, we triggered the “change in control” provisions of the Internal Revenue Code limiting our $16.1 million operating loss carry forwards up to that date, to approximately $242,000 per year until such carryforwards expire. Assuming our additional net operating loss carry forwards incurred in fiscal years 2007, 2008, 2009 and 2010 are not disallowed by taxing authorities because of such change in control provisions, at January 2, 2010, we have total net operating loss carry forwards of approximately $43.5 million for income tax purposes.  In addition to the reduction of operating loss carry forwards arising from the change in control, our net operating loss carry forwards differ from our deficit primarily due to dividends paid on Series A Preferred Stock and the loss on derivative financial instruments and certain stock based compensation and impairment expenses that are considered to be permanent differences between book and tax reporting. These loss carry forwards expire in various years through the year ending December 31, 2030.  Components of our net current and non-current deferred income tax assets, assuming an effective income tax rate of 39.5%, are approximately as follows at January 1, 2011:
Net current deferred income tax asset:
Accounts payable and accrued liabilities	$405,000
Deferred revenues (net of receivables)	19,500
Prepaid expenses and other assets	(217,200)
Subtotal	207,300
Less valuation allowance	(207,300)

Net current deferred income tax asset	$-

Non-current deferred income tax asset:
Intangibles	$14,100
Net operating loss carry forwards	16,371,900
Subtotal	16,386,000
Less valuation allowance	(16,386,000)

Non-current deferred income tax asset	$-

Our deferred income tax assets are not recorded in the accompanying consolidated balance sheet because we established valuation allowances to fully reserve them as their realization did not meet the required asset recognition standard established by accounting standards. The total valuation allowance increased by approximately $3,258,700 for the fiscal year ended January 1, 2011.

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	January 1, 2011	January 2, 2010
Furniture, fixtures and equipment	$1,012,599	$952,435
Computer software	185,893	200,462
Leasehold improvements	196,840	196,840
	1,395,332	1,349,737
Less accumulated depreciation and amortization	(1,110,636)	(944,122)
Property and equipment – net	$284,696	$405,615

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at January 1, 2011:

Fiscal year ending	Amounts
2011	$205,100
2012	156,300
2013	-
2014	-
2015	-
Total	$361,400

Rent expense included in loss from continuing operations for fiscal 2011 and fiscal 2010, was approximately $227,300 and $261,800, respectively.

Employment Agreements

We are obligated under employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  The employment agreements had an initial term from September 5, 2006 to December 31, 2008.  Each agreement is to be automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  The employment agreements provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

In addition to the above, Messrs. Welch and Springer received certain stock options as described in Note I – Stock Options and Warrants.

Service and Purchase Agreements

We have entered into renewable contracts with DFS and VISA®, our card networks, PDNB, Bancorp and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60, beginning April 2011) and $7,500 per month, respectively.  During 2010 and 2009, we made aggregate payments of approximately $287,500 and $753,400 respectively, to Metavante, $59,700 and $13,700, respectively, to PDNB, $102,700 and $147,400, respectively, to FB&T, $12,400 and none, respectively, to Bancorp under these agreements. The FB&T agreement terminates in the spring 2011 and the associated card accounts are expected to be transferred to PDNB by August 2011.

Our agreements with PDNB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of January 1, 2011 and January 2, 2010, the reserve balances held at PDNB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of January 1, 2011 and January 2, 2010.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

On February 1, 2009, we completed a partial funding of collateral amounting to approximately $500,000 for performance bonds issued in connection with our state money transmitter licenses.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the insurance company that issued the various bonds which at the end of 2010 aggregated approximately $13,000,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009. Accordingly, we are currently contingently liable for the face amount of the letter of credit. Mr. Porter was to be compensated in cash at 2% of the average outstanding amount of the letter of credit per quarter paid in arrears, however, he chose to take the compensation in the form of Series D Preferred Stock during the August 2009 equity raise. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. Upon demand, the Company will be required to increase the collateral up to 10% of the face amount of bonds issued by the insurance company. On February 1, 2010, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

NOTE I - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008, and again on June 17, 2010 at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 and 9,790,150 shares, respectively, thus providing a total of 13,800,000 shares for issuance under the combined plans.  As of January 1, 2011, we had 12,474,605 total options outstanding under the combined plans, consisting of 12,374,605 options issued to employees and non-employee directors and 100,000 options issued to consultants and 1,325,395 shares available for future option grants. Such outstanding options vest over various periods up to three years and expire on various dates through 2020.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for fiscal 2010 and fiscal 2009:

	2010	2009
Expected term in years	5	5
Expected stock price volatility	167% - 181%	165% - 191%
Risk free interest rate	1.78% - 2.67%	1.50% - 2.31%
Dividend yield	0%	0%

Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity for fiscal 2010 and 2009:

	Number of Options	Weighted average exercise price per share (price at date of grant)
Outstanding at January 3, 2009	2,641,779	$2.24
Granted	661,250	$0.50
Cancelled	(290,391)	$2.23
Outstanding at January 2, 2010	3,012,638	$1.86
Granted	9,613,967	$0.50
Cancelled	(152,000)	$4.96
Outstanding at January 1, 2011	12,474,605	$0.77

Options granted at or above market value during fiscal 2010	9,613,967

The following table summarizes information regarding options that are outstanding at January 1, 2011:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share

$0.25-$0.50	11,787,082	8.6	$0.50	5,248,419	$0.50
$0.75-$2.20	148,500	7.6	$1.34	139,000	$1.38
$3.20-$9.80	440,773	4.4	$4.74	439,746	$4.75
$10.20-$32.00	98,250	4.2	$14.92	98,250	$14.92
	12,474,605	8.4	$0.77	5,925,415	$1.07

The grant-date fair value of options granted during 2010 and 2009 was approximately $872,000 and $318,400, respectively.  The total fair value of shares vested during 2010 was approximately $643,000.  At January 1, 2011, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $557,000, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On January 27, 2011, the Board, subject to stockholder approval at the Company’s Annual Meeting to be held May 25, 2011, awarded a total of 6,950,000 stock options to seven officers at an exercise price of $0.50 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $636,000.  The options vest ratably over ten calendar quarters beginning January 2011. The fair value of these options will be effective after shareholder approval and will be recognized as stock-based compensation expense over the vesting period of the options.

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

On February 23, 2009, the Compensation Committee recommended to the Board and the Board granted to our Chief Executive Officer, Jerry R. Welch, 250,000 stock options at an exercise price of $1.00 per share (subsequently repriced to $0.50), which, using the Black-Scholes option pricing model, were valued an aggregate of $143,840.  Options to purchase 50,000 shares became fully vested on the anniversary date of the grant and 50,000 options will vest ratably over the 12 months beginning March 31, 2010. Of the final 150,000 options, 75,000 were to vest on the first anniversary date of the grant and 75,000 were to vest ratably over the 12 months beginning March, 2010, provided the Company had positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) in any month prior to September 30, 2009. The Company failed to achieve positive EBITDA and the 150,000 stock options were subsequently forfeited by Mr. Welch.

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

On January 29, 2009 , the Compensation Committee recommended to the Board and the Board granted to six officers of the Company an aggregate of 116,000 stock options at an exercise price of $1.02 per share (subsequently repriced to $0.50), which, using the Black-Scholes option pricing model, were valued at an aggregate of $113,555. The options become fully vested in two years; one half vested on the anniversary date of the grant and 1/12 of the remaining grant vests monthly thereafter.

Non-Employee Director Options

In February 2010, 40,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.75, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $4,000. This amount was included in compensation and benefits in the statement of operations for 2010.

In May 2010, a total of 222,282 options were issued to Donald A. Harris and Bruce E. Terker in lieu of cash payments for their compensation as members of the Board.   The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $17,500. This amount was included in other general and administrative expenses in the statement of operations for 2010.

In July 2010, 180,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $16,300. This amount was included in compensation and benefits in the statement of operations for 2010.

Outstanding Warrants

The following table summarizes our warrant activity for fiscal 2010 and 2009:

	Number of Warrants	Weighted average exercise price per share (price at date of grant)
Outstanding at January 3, 2009	6,244,509	$0.58
Issued	51,514,876	$0.01
Outstanding at January 2, 2010	57,759,385	$0.07
Exercised	(11,701,523)	$0.01
Forfeited or expired	(1,310,931)	$0.47
Outstanding at January 1, 2011	44,746,931	$0.08

On March 25, 2010, Mr. Terker, a member of our Board and entities controlled by Mr. Terker elected the cashless option to exercise 11,109,308 warrants with an exercise price of $0.01 resulting in the issuance of 9,998,377 shares of Common Stock and the forfeiture of 1,110,931 warrants.  On March 29, 2010, Mr. Harris, a member or our Board, paid to the Company $17,031 for the exercise of 1,703,146 warrants with an exercise price of $0.01 for the issuance of 1,703,146 shares of our Common Stock.  On November 12, 2010, 200,000 warrants with an exercise price of $3.00 expired unexercised.

Summary of Warrants outstanding by Exercise Price:

Exercise Price per Share	Number of Warrants Outstanding	Expiration Date
$ 0.01	43,405,131	Various dates from November 25, 2010 through November 30, 2014
$ 0.30	256,250	June 29, 2012 and June 12, 2012
$ 1.20	5,000	November 22, 2011
$ 2.30	883,475	June 29, 2012 and June 12, 2012
$ 2.53	54,575	June 12, 2013
$ 5.00	142,500	Various dates from April 1, 2011 through September 30, 2011
$ 0.08	44,746,931

NOTE J –COMMON STOCK AND CONVERTIBLE PREFERRED STOCK TRANSACTIONS

The Company has five series of convertible preferred stock, designated Series A, Series B, Series C, Series D and Series E.

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

The Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), Series D Preferred Stock and Series E Preferred Stock are not entitled to dividends

Voting

The holders of the Series A, Series B, Series C, Series D and Series E Preferred Stock have full voting rights and powers, subject to the restriction described in the following paragraph,  equal to the voting rights and powers of holders of Common Stock and are entitled to notice of any stockholders’ meeting in accordance with our bylaws, as amended, and are entitled to vote with respect to any question upon which holders of Common Stock are entitled to vote, including, without limitation, for the election of directors, voting together with the holders of common stock as one class. Each holder of shares of Series A, Series B, Series C, Series D and Series E Preferred Stock is entitled to vote on an as-converted basis.

The number of shares entitled to voting rights, is limited to the extent necessary to insure that, following such conversion (or deemed conversion for voting purposes), the number of shares of Common Stock then beneficially owned by such holder and its affiliates does not exceed 9.99% of the total number of shares of Common Stock of the Corporation then issued and outstanding (the “Beneficial Ownership Cap”).

As long as at least 33% of the shares of each series of preferred stock issued remain outstanding, the consent of the holders of at least a majority of the  preferred shares, each series voting as a separate class,  shall be necessary for effecting (i) any amendment, alteration or repeal of any of the provisions of  its preferred stock certificate in a manner that will adversely affect the rights of its  holders, (ii) the authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the preferred stock in any manner, and (iii) entrance by the Company into any senior secured financing or funded debt.  These listed actions by the Company will no longer require a vote of the holders of any of the series of preferred stock at such time as the Company first earns an annual EBITDA of at least $10,000,000 over any trailing 12-month period and Stockholder’s Equity as recorded on the Company’s balance sheet first becomes at least $15,000,000.

Additionally, as long as at least 33% of the shares of Series A Preferred Stock issued remain outstanding, the holders of at least a majority of the outstanding Series A Preferred Stock, voting as a separate class, are entitled to designate and elect one member of the Board.

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

At a special meeting of holders of Series A, Series B, Series C and Series D Preferred Stock on June 29, 2010, the holders of Series A, Series B, Series C and Series D Preferred Stocks approved the creation of a new series of convertible preferred stock, the Series E Preferred Stock.  The holders of Series A, Series B, Series C and Series D Preferred Stocks also approved amendments to their respective Certificates of Designations, Rights and Preferences, such that the liquidation preferences of the Series E Preferred Stock will be paid in precedence to the Series D which is paid in precedence to the Series A, Series B and Series C Preferred stock which are on a pari passu basis with respect to each other and with respect to the liquidation preference.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, (a “Liquidation”), before any distribution of our assets is made to or set apart for the holders of the Common Stock, the holders of each Series of Preferred Stock are entitled to receive payment in an amount equal to the greater of (i) $1.00 per share of Series A Preferred Stock, plus any accumulated but unpaid dividends (whether or not earned or declared); $3.00 per shares of Series B Preferred Stock; $2.00 per share of Series C Preferred Stock, $3.00 per share of Series D Preferred Stock and   $4.50 per share of Series E Preferred Stock and (ii) the amount such holder would have received if such holder had converted its shares of Series A, Series B, Series C, Series D or Series E Preferred Stock to Common Stock, subject to but immediately prior to such Liquidation. If our assets available for distribution to the holders of each Series of Preferred Stock are not sufficient to make in full such payment, such assets shall be distributed first to the holders of Series E Preferred Stock, then to the holders of Series D Preferred Stock and then pro-rata among the holders of Series A, Series B and Series C Preferred Stocks based on the aggregate liquidation preferences of the shares of each Series of Preferred Stock held by each such holder.

Conversion

Shares of the Series A, Series B and Series C Preferred Stock are convertible at any time into shares of Common Stock on a one-for-one basis. Shares of the Series D Preferred Stock and Series E Preferred Stock are convertible at any time into shares of Common Stock on a one-for-ten basis (one share of Series D or Series E Preferred Stock for 10 shares of Common Stock).  In addition, if 10% or less of the aggregate shares of Series A Preferred Stock remain outstanding, or in the event of a sale, transfer or other disposition of all or substantially all of our property, assets or business to another corporation, in which the aggregate proceeds to the holders of the Series A Preferred Stock would be greater on an as-converted basis, all remaining outstanding shares of Series A Preferred Stock mandatorily convert into Common Stock

Issuance of Series D Preferred Stock

From August 2009 through December 2009, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), with several institutional and accredited investors, including Ballyshannon Partners, LP, Mr. Robert Berlacher, Porter Partners, LP, Midsummer. and Trellus Offshore Fund Ltd., all of which beneficially own five percent or more of the Common Stock (collectively, the “Investors”), pursuant to which the Company issued 4,331,838 shares of its Series D Preferred Stock, and warrants (the “Warrants”) to purchase 43,318,380 shares of Common Stock, at an exercise price of $0.01 per share, for the aggregate purchase price of  $12,995,514,  $7,301,616 of which was paid by Investors in cash and $5,693,898 was paid by Investors through the exchanges of a like amount of certain outstanding accommodation loans, term loans and accrued interest payable thereon.

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

The Warrants entitle the Investors to purchase shares of Common Stock at an exercise price of $0.01 per share, which exercise price is subject to customary adjustments for Common Stock splits and reverse stock splits.  The Warrants are exercisable during the period commencing on the first anniversary of the date of the Warrant and expiring four (4) years thereafter, and may be exercised by means of a “cashless exercise.”  In the of a Triggering Transaction (as such term is defined in the Purchase Agreements), the Warrants shall terminate and shall thereafter represent only the right to receive the cash, evidences of indebtedness or other property as the Investors would have received had they been the record owner, at the time of completion of a Triggering Transaction, of that number of shares of Common Stock receivable upon exercise of the Warrants in full, less the aggregate exercise price payable in connection with the full exercise of the Warrants.  The Warrants are not exercisable by the Investors to the extent that, if exercised, they or any of their affiliates would beneficially own in excess of 9.99% of the then issued and outstanding shares of Common Stock.  With respect to the securities purchased by Midsummer, the Company has agreed that the Series D Preferred Stock and Warrants held by Midsummer shall not be converted or exercised (as the case may be) such that Midsummer or any of its affiliates would own in excess of 4.9% of the then issued and outstanding shares of Common Stock.

Emerging Growth Equities (“EGE”) received fees of $34,400 in connection with the introduction of certain new investors for the above-described transactions.  Robert A. Berlacher, a current stockholder of the Company, is a co-founder and director of EGE Holdings, a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale of Series D Preferred Stock and the Warrants.  Bruce E. Terker, a member of our Board, controls two entities that are investors in EGE Holdings.

Issuance of Series E Preferred Stock

On June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On July 3, 2010, the Company entered into Securities Purchase Agreements, as amended by addendums to the Securities Purchase Agreements dated as of July 3, 2010 (as amended, the “2010 Purchase Agreements”), with several institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company issued 333,334 shares of its Series D Preferred Stock.  Pursuant to the 2010Purchase Agreements such shares were exchanged for 333,334 shares of Series E Preferred Stock on July 8, 2010 (the date on which the Statement of Designations, Rights and Preferences of the Series E Preferred Stock was filed with the Secretary of State of the State of Nevada for an aggregate cash purchase price of $500,001.  On August 10, 2010 and September 7, 2010, September 30, 2010, November 24, 2010 and December 31, 2010, the Company reported that it had entered into Securities Purchase Agreements with certain other institutional and accredited investors, pursuant to which the Company issued 400,000 shares, 1,116,670 shares, 606,167 shares, 366,666 shares and 583,334 shares of Series E Preferred Stock for aggregate cash purchase prices of $600,000, $1,675,000, $909,250, $550,000 and $875,000, respectively.

As of January 1, 2011, the Company has issued 3,406,171 shares of its Series E Preferred Stock for an aggregate cash purchase price of $5,109,250.

EGE received fees of $26,250 in connection with the introduction of certain new investors for the above-described transactions.  Robert A. Berlacher, a current stockholder of the Company, is a co-founder and director of EGE Holdings, a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale of Series E Preferred Stock and the Warrants.  Bruce E. Terker, a member of our Board, controls two entities that are investors in EGE Holdings.

NOTE K –OTHER RELATED PARTY TRANSACTIONS

At January 1, 2011, accounts payable and accrued personnel costs include approximately $45,400 owed to various officers for accrued vacation and $32,300 owed to our directors.

NOTE L –SUBSEQUENT EVENTS
During January and February 2011, several investors, exercised warrants for the purchase of 1,900,000 shares of Common Stock for an aggregate purchase price of $1,900.00.

End of Financial Statements.