Form 10-Q
period 2011-04-02
nFinanSe Inc.
filed 2011-05-16
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,877,770 shares of common stock, $0.001 par value, outstanding as of May 10, 2011.

nFinanSe Inc.
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of April 2, 2011 (unaudited) and January 1, 2011 (audited)	2
Consolidated Statements of Operations (unaudited) for the thirteen weeks ended April 2, 2011 and April 3, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the thirteen weeks ended April 2, 2011 and April 3, 2010	4
Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4T. Controls and Procedures.	22
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23
Item 6. Exhibits.	23

SIGNATURES	24

-i-

FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (the “SEC”), encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the ”Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”.)

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to design and market our products;
●	the estimated timing of our product roll-outs;
●	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
●	the changing regulatory environment related to our products;
●	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
●	our ability to attract the qualified personnel to implement our growth strategies;
●	our ability to develop sales and distribution capabilities;
●	our ability to work with our distribution partners;
●	the accuracy of our estimates and projections;
●	our ability to fund our short-term and long-term financing needs;
●	changes in our business plan and corporate strategies;
●	the risk factors discussed and identified in this report and in other of our public filings with the SEC; and
●	those risks discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
nFinanSe Inc.
CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,765,754	$1,073,762
Restricted cash	1,035,865	817,166
Receivables:
Accounts (net of allowance for doubtful accounts of $0 and $0, respectively)	485,417	317,906
Other (net of allowance for doubtful accounts of $7,230 and $7,230, respectively)	30,466	218,727
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $128,600 and $177,600, respectively	840,928	577,174
Prepaid card supply	586,480	719,192
Total current assets	5,744,910	3,723,927
PROPERTY AND EQUIPMENT	283,125	284,696

OTHER ASSETS
Other assets	52,520	52,520

TOTAL ASSETS	$6,080,555	$4,061,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$915,667	$975,742
Accrued personnel costs	181,460	100,509
Credit facility loans outstanding	1,500,000	1,000,000
Deferred revenues	43,125	51,875
Other accrued liabilities	57,923	61,247
Total current liabilities	2,698,175	2,189,373

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 25,000,000 shares authorized; 22,568,663 and 20,275,993 shares issued and outstanding on April 2, 2011 and January 1, 2011, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with liquidation values of $7,595,011 and $7,690,565 (including undeclared accumulated dividends in arrears of $94,527 and $190,081) as of April 2, 2011 and January 1, 2011, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at April 2, 2011 and January 1, 2011	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at April 2, 2011 and January 1, 2011	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,331,838 shares issued and outstanding with a liquidation value of $12,995,514 at April 2, 2011 and January 1, 2011	4,332	4,332
Series E Convertible Preferred Stock – 5,900,000 and 4,333,340 shares authorized at April 2, 2011 and January 1, 2011, respectively; 5,698,841 and 3,406,171 shares issued and outstanding with a liquidation value of $25,644,785 and $15,327,770 at April 2, 2011 and January 1, 2011, respectively	5,699	3,406
Common stock - $0.001 par value: 200,000,000 shares authorized; 31,877,770 and 26,196,714 shares issued and outstanding as of April 2, 2011 and January 1, 2011, respectively	31,878	26,197
Additional paid-in capital	81,497,252	77,729,173
Accumulated deficit	(78,169,319)	(75,903,876)
Total stockholders’ equity	3,382,380	1,871,770

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,080,555	$4,061,143

See notes to consolidated financial statements.

nFinanSe Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the thirteen weeks ended April 2, 2011	For the thirteen weeks ended April 3, 2010
Operating revenues:
Card revenues	$744,473	$116,999
Reload revenues	155,320	29,925
Interchange revenues	196,710	35,440
Retailer incentive compensation	(37,500)	(30,000)
Total operating revenues	1,059,003	152,364

Operating expenses:
Sales and marketing expenses	788,325	843,488
Compensation and benefits expenses	1,341,689	1,222,316
Processing expenses	351,378	102,836
Other general and administrative expenses	571,065	588,074
Total operating expenses	3,052,457	2,756,714

Loss before other expense	(1,993,454)	(2,604,350)

Other expense:
Interest expense	(82,935)	(23,421)
Total other expense	(82,935)	(23,421)

Net loss	(2,076,389)	(2,627,771)
Dividends paid on Series A Convertible Preferred Stock	(189,054)	-
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(93,499)	(93,499)
Net loss attributable to common stockholders	$(2,358,942)	$(2,721,270)
Net loss per share - basic and diluted:
Total net loss per share	$(0.08)	$(0.15)
Weighted average number of shares outstanding	28,573,794	18,295,248

See notes to consolidated financial statements.

nFinanSe Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the thirteen week period ended April 2, 2011	For the thirteen week period ended April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,076,389)	$(2,627,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,183	58,190
Provision for prepaid card supply obsolescence	197,321	577,869
Stock based compensation and consulting	132,858	115,822
Changes in assets and liabilities, net:
Restricted cash	(218,699)	(60,177)
Receivables	20,750	40,124
Prepaid card supply	(64,609)	(110,044)
Prepaid expenses and other current assets	(263,754)	(169,415)
Other assets	-	(2)
Accounts payable and accrued liabilities	17,552	117,355
Deferred revenues	(8,750)	(1,667)
NET CASH USED IN OPERATING ACTIVITIES	(2,210,537)	(2,059,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,612)	(51,192)
NET CASH USED IN INVESTING ACTIVITIES	(51,612)	(51,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E Convertible Preferred Stock	3,439,000	-
Proceeds from borrowings	500,000	-
Payments for stock issuance costs	(3,859)	-
Proceeds from the exercise of Warrants	19,000	17,031
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,954,141	17,031

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,691,992	(2,093,877)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,073,762	3,794,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,765,754	$1,700,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$82,935	$23,465

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants exchanged for Common Stock	$-	$9,998
Dividends on Series A Convertible Stock Preferred Stock	$189,054	$-
Declared and unpaid dividends on Series A Convertible Preferred Stock	$-	$179,772

See notes to consolidated financial statements.

nFinanSe Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A –ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements contained herein have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  All significant intercompany accounts and balances have been eliminated in consolidation.  Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements.  In addition, certain comparative figures for the prior year may have been reclassified to conform to the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at April 2, 2011 and January 1, 2011, its results of operations for the thirteen weeks ended April 2, 2011 (“1Q2011”) and for the thirteen weeks ended April 1, 2010 (“1Q2010”) and its cash flows for 1Q2011 and 1Q2010. Operating results for 1Q2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January1, 2011.

In 1Q2010, the Company was considered to be a development stage company because we were continuing to develop our planned principal operations and because our revenues have been minimal.

Change of Accounting

During our development stage, we accounted for card packages to be sold in retail stores as inventory and we recorded transactions performed by our retail agents on a net basis. Because the Company was the only “pure play” SEC reporting company in the industry, we were unable to compare our accounting treatments to our larger, more mature, privately-held competitors. During fiscal 2010, the nation’s two largest prepaid card managers registered with the SEC and filed financial reports.  Our largest competitor and the largest manager of GPR cards in the financial services industry accounts for its card packages as a prepaid expense that is amortized over the expected life of the packages and it accounts for its retail transactions on a gross basis under the guidelines promulgated by Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus net as an Agent”.  In connection with management’s determination that nFinanSe Inc. no longer operates as a development stage company and for future comparability to the industry leader, management determined that the Company should follow the preferable accounting practices of the industry leader and the promulgations of the EITF.  As such, we record Card sales and Reload sales at the price charged by our retail agents and the amounts retained by the retail agents and distributors are recorded as sales and marketing expense. Maintenance fees are recorded at the amount collected and any sharing percentage with distributors is recorded as sales and marketing expense. Interchange is recorded at the amount paid by the relevant network, and any fees and sharing arrangements with banks are charged to selling and marketing expenses  In addition, the Company has modified the presentation and treatment of card supply from an inventory asset to a prepaid asset in accordance with the appropriate Accounting Standards Codification (“ASC”) and industry treatment.

The following financial statement line items for 1Q2010 were affected by the change in accounting:

Statement of operations 1Q2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Total operating revenues	$54,692	$152,364	$97,672
Total operating expenses	$2,659,042	$2,756,714	$97,672
Loss before other expense	$(2,604,350)	$(2,604,350)	$-

Statement of cash flows 1Q2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$577,869	$-	$(577,869)
Provision for prepaid card supply obsolescence	$-	$577,869	$577,869
Net cash used in operating activities	$(2,059,716)	$(2,059,716)	$-

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

Restricted Cash

Funds classified as restricted cash as at April 2, 2011 and January 1, 2011 relate to loan advances on our credit facility, as described in Note C – Credit Facility.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our prepaid card distributors for our wholesale fees and the load value of gift cards and of the general purpose reloadable (“GPR”) cards vary by customer but are less than two weeks.  Transaction fees are paid daily, one day in arrears by our card networks, Discover, MasterCard and VISA® (“Card Associations”).  Interest income is paid monthly in arrears by the card-issuing bank approximately two weeks into the month following the recognition of such fees or interest income.  Maintenance fees are charged to active cards with balances upon activation and then on the same day of each month thereafter.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts. Receivables are written off when they are determined to be uncollectible.  The distributing agents of our SVCs are typically prepaid card distributors and large multi-unit retailers. We perform ongoing credit evaluations of our distributors and, with the exception of some minimum cash balances, we generally do not require collateral.

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

The estimated useful lives of the respective classes of assets are as follows:

Furniture, fixtures and equipment            3-5 years
Computer software                                     3 years
Tenant improvements                                Shorter of the useful life or the lease term

Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable.

We did not incur any impairment charges in 1Q2011 or 1Q2010.

As of April 2, 2011 our estimates indicate that all remaining long-lived assets are recoverable.

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

We generally establish the sales fees and commissions in distribution agreements with our distributors and we pay our distributors and retailers based on sales of our GPR and gift cards and reload services in their stores.  Sales fees and commissions were $476,515 and $107,995 for 1Q2011 and 1Q2010, respectively.

We incur advertising and marketing expenses for our products through retailer-based print promotions and in-store displays. We expense costs for the production of advertising when incurred.  Advertising and marketing expenses are recognized when the advertising event occurs. Advertising and marketing expenses were approximately $58,100 and $121,200 during fiscal 1Q2011 and 1Q2010, respectively.  At April 2, 2011 and January 1, 2011, we had approximately $128,600 and $177,600, respectively, in prepaid marketing of which the majority is related to product placement payments and advertising promotional payments made to a nation-wide retailer. The product placement payments are being amortized as a reduction of revenue over the contract period.

We record the costs associated with card packages as prepaid expenses. We recognize the prepaid cost of card packages over the related sales period, currently twelve months. Our manufacturing and distributing costs were $228,993 and $614,320 for 1Q2011 and 1Q2010, respectively. Included in our manufacturing and distributing costs were shipping and handling costs of $84 for 1Q2010.  There were no shipping and handling costs incurred during 1Q2010. Also included in our manufacturing and distributing costs was the liability that we incur for use tax to various states related to purchases of materials since no sales tax is charged to customers when new cards or reload transactions are purchased.

Research and Development

Research and development costs, which approximated $291,100 and $275,000 during 1Q2011 and 1Q2010, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.  Weighted average number of shares outstanding for 1Q2010 has been adjusted in accordance with ASC 260 “Earnings per Share”, for the 6,437,774 Common Stock shares issued as payment of the Series A Preferred Stock dividends.

The following table lists the total of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and our common stock equivalents outstanding at April 2, 2011:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	31,877,770
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	43,318,380
Series E Convertible Preferred Stock *	56,988,410
Stock Options	12,310,639
Warrants	42,846,931

Total	199,880,114
* as-converted into Common Stock.

Income Taxes

Under certain ASCs, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Significant temporary differences arise primarily from impairment charges and accounts payable and accrued liabilities that are not deductible for tax reporting until they are realized and/or paid.

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

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	1Q2011	1Q2010

Compensation and benefits expense	$132,858	$111,483
Other general and administrative expenses	-	4,339
Total stock-based compensation	$132,858	$115,822

For 1Q2010, other general and administrative expenses include $4,339 charged to consulting expense for the cost of options issued in conjunction with an internet-based sales development agreement

Dividends on Preferred Stock

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

On January 27, 2011 the Company’s Board of Directors (the “Board”) declared $189,054 in dividends due through December 31, 2010 and paid through the issuance of 3,781,056 shares of Common Stock.  Dividends owed but not declared on our Series A Preferred Stock were $94,527 as of April 2, 2011.

Fair Value Measurements

Our financial instruments, including unrestricted cash and cash equivalents, restricted cash, accounts receivable, prepaid card supply, certain other assets, accounts payable, and other accrued liabilities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values.

At April 2, 2011, the Company did not have any other items to be measured at fair value.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  From January 2011 through March 2011, in order to fund our operations, we sold 2,292,670 shares of our Series E Preferred Stock for an aggregate cash purchase price of $3,439,000 (See Note D – Series E Preferred Stock Offering.)  Because of our operating losses, we have a cash balance of approximately $2,765,800 as of April 2, 2011. We expect to raise additional sales of Series E Preferred Stock during 2011.  We believe this equity financing should be adequate to fund our operations for the next 12 months; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

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

On October 29, 2009, the Lenders approved the extension of maturity of the Credit Facility for an additional six months, or May 25, 2010, upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  During 2010, the Company and its Lenders executed seven amendments to the Amended and Restated Loan Agreement in order to extend its maturity and to reduce the aggregate commitment to $10.5 million.
On March 3, 2011, the Company entered into that certain Ninth Amendment to the Amended and Restated Loan and Security Agreement (the “Ninth Amendment”) with Ballyshannon Partners, L.P., Porter Partners, L.P., 5 Star Partnership, Ben Joseph Partners, NFS FMTC Rollover IRA FBO Franz J. Berlacher, and Robert Berlacher (collectively, the “New Lenders”).  The Ninth Amendment amended the Maturity Date of the notes issued pursuant to the Amended and Restated Loan Agreement to December 31, 2011.  Additionally, the Ninth Amendment amended the aggregate commitment to $3.5 million from $10.5 million.  The Ninth Amendment established a commitment fee equal to 10% of each respective New Lender’s commitment, which was paid by the Company in the form of shares of its Series E Preferred Stock.  Additionally, the commitment rate of interest under the Amended and Restated Loan Agreement was amended from 6% to 12% and the investment rate of interest was amended from 16% to 12%. Certain other terms were amended to describe the method in which Loans will be advanced by the New Lenders and the method in which Loans will be repaid by the Company.

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

As of April 2, 2011 the Company had drawn $1,500,000 in Loans under the Amended and Restated Loan Agreement.

Mr. Terker, a current member of the Board , has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P. and its affiliates, two of which were Accommodation Loan Lenders.  Ballyshannon Partners, L.P. is the lender agent named in the Amended and Restated Loan Agreement.   Mr. Terker has a financial interest in such entities, and, as such, has a financial interest in the Amended and Restated Loan Agreement.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	April 2, 2011	January 1, 2011
Furniture, fixtures and equipment	$1,051,613	$1,012,599
Computer software	198,491	185,893
Leasehold improvements	196,840	196,840
	1,446,944	1,395,332
Less accumulated depreciation and amortization	(1,163,819)	(1,110,636)
Property and equipment – net	$283,125	$284,696

NOTE E – SERIES E PREFERRED STOCK OFFERING

On June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On December 23, 2010, the Board amended the offering up to 4,333,334 shares for $6,500,000. On March 29, 2011, the Board amended the offering up to 5,900,000 shares for up to $8,850,000. On July 3, 2010, the Company entered into Securities Purchase Agreements, as amended by addendums to the Securities Purchase Agreements dated as of July 3, 2010 (as amended, the “Securities Purchase Agreements”), with several institutional and accredited investors (collectively, the “Investors”), pursuant to which the Company issued 333,334 shares of its Series D Preferred Stock.  Pursuant to the 2010 Purchase Agreements such shares were exchanged for 333,334 shares of Series E Preferred Stock on July 8, 2010 (the date on which the Statement of Designations, Rights and Preferences of the Series E Preferred Stock (the “Series E Certificate”) was filed with the Secretary of State of the State of Nevada) for an aggregate cash purchase price of $500,001.  The Company has entered into Securities Purchase Agreements with certain institutional and accredited investors for the sale of its Series E Preferred Stock. The following table summarizes those agreements by closing date:

Closing Date	Number of Shares	Aggregate Cash Purchase Price
July 8, 2010	333,334	$500,001
August 10, 2010	400,000	600,000
September 7, 2010	1,116,670	1,675,000
September 30, 2010	606,167	909,250
November 24, 2010	366,666	550,000
December 31, 2010	583,334	875,000
March 11, 2011	911,668	1,367,500
April 1, 2011	1,381,002	2,071,500
Totals as of April 2, 2011	5,698,841	$8,548,251

As of April 2, 2011, the Company has issued 5,698,841 shares of its Series E Preferred Stock for an aggregate cash purchase price of $8,548,251.

Emerging Growth Equities (“EGE”) received fees of $26,250 in connection with the introduction of certain new investors for the above-described transactions.  Robert A. Berlacher, a current stockholder of the Company, is a co-founder and director of EGE Holdings, a holding company with a 100% ownership interest in EGE.  Mr. Berlacher received no compensation from EGE Holdings or EGE related to the Company’s sale of Series E Preferred Stock.  Bruce E. Terker, a member of our Board, controls two entities that are investors in EGE Holdings.  In addition, Mr. Terker received $3,859 in travel expense reimbursements for costs he incurred as a result of his efforts to raise funds  for our Series E Preferred Stock offering.

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

NOTE F - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined the 709,850 shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with the 2,300,000 shares available for issuance under the 2007 Plan.  On May 8, 2008, and again on June 17, 2010, at the Company’s Annual Stockholders’ Meeting, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 and 9,790,150 shares, respectively, thus providing a total of 13,800,000 shares for issuance under the combined plans.  As of April 2, 2011, we had 12,310,639 total options outstanding under the combined plans, consisting of 12,210,639 options issued to employees and non-employee directors and 100,000 options issued to a consultant and 1,489,361 shares available for future option grants. Such outstanding options vest over various periods up to three years and expire on various dates through 2020.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the periods ended 1Q2011 and 1Q2010:

	1Q2011	1Q2010
Expected term in years	5	5
Expected stock price volatility	295%	167%
Risk free interest rate	2.24%	1.78%
Dividend yield	0%	0%

No stock options were granted during the quarter ended 1Q2011.  Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity during the three month period ended April 2, 2011:

	Number of Options	Weighted average exercise price per share (price at date of grant)
Outstanding at January 1, 2011	12,474,605	$0.77
Cancelled	(163,966)	$3.01
Outstanding at April 2, 2011	12,310,639	$0.78

Options granted at or above market value 1Q 2011	-

The following table summarizes information regarding options that are outstanding at April 2, 2011:

	Options outstanding			Options exercisable

Range of exercise prices	Number Outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number exercisable	Weighted average exercise price per share

$0.25-$0.50	11,623,803	8.4	$0.50	6,262,133	$0.50
$0.75-$2.20	147,813	7.3	$1.35	141,250	$1.37
$3.20-$9.80	440,773	4.8	$4.74	440,773	$4.74
$10.20-$32.00	98,250	4.7	$14.92	98,250	$14.92
	12,310,639	8.2	$0.78	6,942,406	$0.99

The grant-date fair value of options granted during1Q2011 and 1Q2010 was approximately $0 and $3,800, respectively.  The total fair value of shares vested during the three-month period ended April 2, 2011 was approximately $186,400.  At April 2, 2011, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $411,200, which amount is expected to be recognized over a period of approximately three years.

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

Non Employee Director Options

In February 2010, 40,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.75, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $4,000. This amount was included in employee and director stock-based compensation in the statement of operations for1Q2010.

In May 2010, 222,282 options were issued to each of Donald A. Harris and Bruce E. Terker in lieu of cash payments for their compensation as members of the Board.   The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $17,500. This amount was included in board of director compensation expense in the statement of operations for the year ended January 1, 2011.

In July 2010, 180,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $16,300. This amount was included in employee and director stock-based compensation in the statement of operations for the year ended January 1, 2011.

Outstanding Warrants

The following table summarizes our warrant activity during the three month period ended April 2, 2011:

	Number of Warrants	Weighted average exercise price per share (price at date of grant)
Outstanding at January 1, 2011	44,746,931	$0.08
Exercised	(1,900,000)	0.01
Outstanding at April 2, 2011	42,846,931	$0.08

On January 12, 2011, Trellus Partners, LP, Trellus Small Cap Opportunity Fund LP, and Trellus Partners II LP paid to the Company $8,500, $1,000 and $500 for the exercise of 850,000, 100,000 and 50,000 warrants with an exercise price of $0.01 for the issuance of 850,000, 100,000 and 50,000 shares of our Common Stock, respectively.   On February 3, 2011, Wister Morris paid to the Company $4,000 for the exercise of 400,000 warrants with an exercise price of $0.01 for the issuance of 400,000 shares of our Common Stock.   On February 7, 2011, Mr. Jeffrey Porter paid to the Company $2,500 for the exercise of 250,000 warrants with an exercise price of $0.01 for the issuance of 250,000 shares of our Common Stock.  On February 18, 2011, Mr. Jeffrey Porter again paid to the Company $2,500 for the exercise of 250,000 warrants with an exercise price of $0.01 for the issuance of 250,000 shares of our Common Stock.

Summary of Warrants outstanding by Exercise Price:

Exercise Price per Share	Number of Warrants Outstanding	Expiration Date
$ 0.01	41,505,131	Various dates from November 25, 2010 through November 30, 2014
$ 0.30	256,250	June 29, 2012 and June 12, 2012
$ 1.20	5,000	November 22, 2011
$ 2.30	883,475	June 29, 2012 and June 12, 2012
$ 2.53	54,575	June 12, 2013
$ 5.00	142,500	Various dates from April 1, 2011 through September 30, 2011
$ 0.09	42,846,931

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at April 2, 2011

Twelve months ending	Amounts

March 2012	$206,200
March 2013	104,200
Total	$310,400

Rent expense included in net loss for 1Q2011 and 1Q2010, was approximately $52,000 and $54,400, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, Palm Desert National Bank (“PDNB”), The Bancorp, Inc. (“Bancorp”) and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through September 16, 2015.  Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60) and $7,500 per month, respectively.  The Bancorp minimums are not being billed until a program is initiated.  During 1Q2011 and 1Q2010, we made aggregate payments of approximately $143,900 and $63,200, respectively, to Metavante, $60,700 and $7,000, respectively, to PDNB, $27,100 and $28,000, respectively, to FB&T and $5,000 and $0, respectively, to Bancorp under these agreements.  Bancorp has indicated that the minimum payments will not commence until we begin joint operations.  The FB&T agreement has expired and the parties are cooperating to conclude operations by no later than August 31, 2011.  As of April 9, 2011, PDNB’s electronic banking unit was acquired by First California Bank (“FCB”) (the “FCB Transaction”).  FCB assumed all card issuing bank agreements in their entirety, including ours.  The FCB Transaction will have no effect on our consolidated financial statements.

Our agreements with PDNB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of April 2, 2011 and January 1, 2011, the reserve balances held at PDNB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of April 2, 2011 and January 1, 2011.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

We have been required to post collateral in the amount of $500,000 for performance bonds issued in connection with our state money transmitter licenses.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the surety company that issued the various bonds which at the end of the current quarter aggregated approximately $13,000,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009.  Accordingly, we are contingently liable for the face amount of the letter of credit. Mr. Porter is compensated at the rate of 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The agreement contemplates that Mr. Porter will be paid in cash,  however, he has chosen to take payment in the form of various equity securities that are being sold by the Company at various times. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. On February 1, 2010 and again on February 1, 2011, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

End of Financial Statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe Inc. is a provider of SVCs, for sale through a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe SVCs are a fast-growing product segment in the financial services industry.  At April 2, 2011, there were over 84,000 locations where our SVCs could be loaded (mostly Western Union® and Moneygram® locations) and approximately 16,000 retail locations currently offering our SVCs for sale and for reload services.

Results of Operations. We have had limited revenues and activity prior to the fourth quarter of fiscal 2010. Accounting literature sets forth guidelines for identifying an enterprise in the development stage and management has concluded that due to our level of operations, the revenues generated since our fiscal fourth quarter 2010 and the revenues expected to be generated on a go forward basis indicates that we no longer operate as a development stage enterprise.  The transition from development stage did not have any to affect the Company’s consolidated financial statements.

Change in Accounting.  During our development stage, we accounted for card packages to be sold in retail stores as inventory and we recorded transactions performed by our retail agents on a net basis. Because the Company was the only “pure play” SEC reporting company in the industry, we were unable to compare our accounting treatments to our larger, more mature, privately-held competitors. During fiscal 2010, the nation’s two largest prepaid card managers registered with the SEC and filed financial reports.  Our largest competitor and the largest manager of GPR cards in the financial services industry accounts for its card packages as a prepaid expense that is amortized over the expected life of the packages and it accounts for its retail transactions on a gross basis under the guidelines promulgated by Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus net as an Agent”.  In connection with management’s determination that nFinanSe Inc. no longer operates as a development stage company and for future comparability to the industry leader, management determined that the Company should follow the preferable accounting practices of the industry leader and the promulgations of the EITF.  As such, we record Card sales and Reload sales at the price charged by our retail agents and the amounts retained by the retail agents and distributors are recorded as sales and marketing expense. Maintenance fees are recorded at the amount collected and any sharing percentage with distributors is recorded as sales and marketing expense. Interchange is recorded at the amount paid by the relevant network, and any fees and sharing arrangements with banks are charged to selling and marketing expenses  In addition, the Company has modified the presentation and treatment of card supply from an inventory asset to a prepaid asset in accordance with the appropriate ASC’s and industry treatment.

The following financial statement line items for 1Q2010 were affected by the change in accounting:

Statement of operations 1Q2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Total operating revenues	$54,692	$152,364	$97,672
Total operating expenses	$2,659,042	$2,756,714	$97,672
Loss before other expense	$(2,604,350)	$(2,604,350)	$-

Statement of cash flows 1Q2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$577,869	$-	$(577,869)
Provision for prepaid card supply obsolescence	$-	$577,869	$577,869
Net cash used in operating activities	$(2,059,716)	$(2,059,716)	$-

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

•	Reload Revenues: fees paid by cardholders at the time they reload their GPR Card on the nFinanSe Network.
•	Interchange Revenues: fees paid by the applicable networks when our Cards are used in a purchase or ATM transaction.

The following table presents a breakdown of our operating revenues among card, reload and interchange revenues as well as contra-revenue items:

Fiscal
1Q2011	1Q2010

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues:
Card revenues	$744,473	70.3	$116,999	76.8
Reload revenues	155,320	14.7	29,925	19.6
Interchange revenues	196,710	18.6	35,440	23.3
Retailer incentive compensation	(37,500)	(3.6)	(30,000)	(19.7)

Total Operating Revenues	$1,059,003	100.0%	$152,364	100.0%

Card Revenues

Card revenues totaled $744,473 for 1Q2011, an increase of $627,474, or 536%, over 1Q2010. The increase was primarily the result of year-over-year growth of 335% in the number of GPR cards activated and 417% growth in our average active Card base. Visa branded Cards were initially rolled out in approximately 480 retail locations in January 2010. Approximately 14,500 additional retail agent locations began offering our Visa branded cards by December 2010.

Reload Revenues

Reload revenues totaled $155,320 for 1Q2011, an increase of $125,395, or 419%, over 1Q2010. The increase was primarily the result of the 468% growth in the number of Reloads sold for the same thirteen week periods. The increase in Reload volume was driven primarily by growth in our active Card base.

Interchange Revenues

Interchange revenues totaled $196,710 for 1Q2011, an increase of $161,270, or 455%, over 1Q2010. The increase was primarily the result of period-over-period growth of our active Card base and the 393% increase in dollars loaded on our cards.

Retailer Incentive Compensation

We amortize all incentive payments ratably over the life of the agreement and recognize as a contra-revenue component.

Operating Expenses

The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	1Q2011 Amount	1Q2010 Amount	Change
Operating expenses:
Sales and marketing expenses	$788,325	$843,488	$(55,163)
Compensation and benefits expenses	1,341,689	1,222,317	119,372
Processing expenses	351,378	102,836	273,272
Other general and administrative expenses	571,065	588,073	(17,008)
Total operating expenses	$3,052,457	$2,756,714	$295,743

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

Sales and marketing expenses totaled $788,325 for 1Q2011, a decrease of $55,163, or 7%, from 1Q2010.  Advertising and marketing expenses decreased approximately $63,000 due primarily to lower agency expenses of $59,000, offset slightly by an increase of $7,922 for sales fees and commissions and manufacturing and distribution when comparing 1Q2011 to 1Q2010.  The increase in sales fees and commissions and manufacturing and distribution is attributable to the growth in our active cards and increased GPR Card activations and Reloads.

Compensation and Benefits Expenses

Compensation and benefits expenses represent the compensation and benefits that we provide to our employees. Compensation and benefits expenses associated with our customer service function will vary in line with new card sales and active cards outstanding, whereas the compensation expenses associated with other functions typically do not.

Compensation and benefits expenses totaled $1,341,689 for 1Q2011, an increase of $119,372, or 10%, over 1Q2010. The change was primarily due to an increase in cost related to additional customer service personnel of approximately $130,800, and net reductions in other administrative departments. The additional customer service representatives were needed to support the increase in Card sales and to service our rapidly growing Card base.

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

Processing expenses totaled $351,378 for 1Q2011, an increase of $248,542, or 242%, compared to 1Q2010.  Charges for “cards on file” increased by $25,817 or 314% primarily due to our increased number of active cards.  Transactional and other charges on activated cards increased approximately $222,957 or 243% in 1Q2011 from 1Q2010.  These increases were primarily the result of growth in our Card base and increases in the volume of transactions for which we pay fees to the processor.

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

Other general and administrative expenses totaled $571,065 for 1Q2011, a decrease of $17,008, or3%, from 1Q2010.   This decrease is composed of the following variances:

Category	1Q2011	1Q2010	Variance
Professional fees	$121,558	$132,885	$(11,327)
Occupancy and related expenses	253,167	272,470	(19,303)
Business travel expenses	82,121	83,998	(1,877)
Other office expenses	114,219	98,720	15,499
Total	$571,065	$588,073	$(17,008)

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2.2 million and $2.1 million for 1Q2011 and 1Q2010, respectively.  The increase in cash used in operating activities was primarily due to increased card load volumes which impact our restricted cash balances, and increased prepaid expenses which were due to the $350,000 commitment fee paid to our lenders and discussed further in Note C – Credit Facility.  These increases were primarily offset by a lower operating loss that was primarily due to higher revenues in 1Q2011 when compared to 1Q2010.

Net cash used in investment activities for the 1Q2011 was approximately $51,600 consisting of purchases of property and equipment, primarily for continued compliance with payment card industry security standards.    Net cash used in investment activities for the 1Q2011 was approximately $51,200 consisting of purchases of property and equipment, primarily for additional computer hardware to improve the capacity of the nFinanSe NetworkTM.

As described in Note C to our consolidated financial statements, on June 10, 2008, we entered into the Original Loan Agreement.  Loans under the Credit Facility established by the Original Loan Agreement are to be used solely to make payments to card issuing banks for credit to SVCs.  On November 26, 2008, the Original Loan Agreement was subsequently amended to establish a sub-commitment of $3,400,000, pursuant to which each Lender in its sole discretion, may make Accommodation Loans that may be used by the Company for working capital expenditures, working capital needs and other general corporate purposes.  Loans and Accommodation Loans may be repaid and re-borrowed.  The maturity date of the notes issued pursuant to the Amended and Restated Loan Agreement was November 25, 2009, one year after the initial borrowing and on October 29, 2009, the Lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Amended and Restated Loan Agreement.  The Amended and Restated Loan Agreement has subsequently been amended to extend the maturity to December 31, 2011 and to cap the aggregate commitment at $3.5 million and establishes a commitment fee equal to 10% of each respective New Lender’s commitment, which was paid by the Company on April 1, 2011 in the form of shares of its Series E Preferred Stock.

During the 1Q2011, financing activities included borrowings of $500,000, $3,439,000 from the sale of 2,292,670 shares of Series E Preferred Stock, and $19,000 from the cash exercise of 1,900,000 warrants at an exercise price of $0.01 per share, offset slightly by $3,859 in costs incurred for the Series E Preferred Stock offering. During the 1Q2010, the cash provided by financing activities was minimal.  As of April 2, 2011, we had drawn $1,500,000 under the Amended and Restated Loan Agreement.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at April 2, 2011.

Twelve months ending	Amounts

March 2012	$206,200
March 2013	104,200
Total	$310,400

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, Palm Desert National Bank (“PDNB”), The Bancorp, Inc. (“Bancorp”) and First Bank & Trust (“FB&T”), our card-issuing banks, Metavante Corporation (“Metavante”), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from March 17, 2011 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The Metavante, PDNB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60) and $7,500 per month, respectively.  The Bancorp minimums are not being billed until a program is initiated.  During 1Q2011 and 1Q2010, we made aggregate payments of approximately $143,900 and $63,200, respectively, to Metavante, $60,700 and $7,000, respectively, to PDNB, $27,100 and $28,000, respectively, to FB&T and $5,000 and $0, respectively, to Bancorp under these agreements.  Bancorp has indicated that the minimum payments will not commence until we begin joint operations.  The FB&T agreement has expired and the parties are cooperating to conclude operations by no later than August 31, 2011.  As of April 9, 2011, PDNB’s electronic banking unit was acquired by First California Bank (“FCB”) (the “FCB Transaction”).    FCB assumed all card issuing bank agreements in their entirety, including ours.  The FCB Transaction will have no effect on our consolidated financial statements.

Our agreements with PDNB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of April 2, 2011 and January 1, 2011, the reserve balances held at PDNB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other assets” on the Company’s balance sheets as of April 2, 2011 and January 1, 2011.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

We have been required to post collateral in the amount of $500,000 for performance bonds issued in connection with our state money transmitter licenses.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the surety company that issued the various bonds which at the end of the current quarter aggregated approximately $13,000,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009.  Accordingly, we are contingently liable for the face amount of the letter of credit. Mr. Porter is compensated at the rate of 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The agreement contemplates that Mr. Porter will be paid in cash,  however, he has chosen to take payment in the form of various equity securities that are being sold by the Company at various times. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. On February 1, 2010 and again on February 1, 2011, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

See Note A - “Organization and Summary of Accounting Policies” to the consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 as of April 2, 2011 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     Risk Factors
     Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The risk factor below is in addition to the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

Information system processing interruptions as the result the potential temporary failure of our aging hardware could result in an adverse impact on us, our credibility and our financial standing.

Our network hardware operates 24 hours a day 7 days a week and has built-in redundancy.  The current hardware is operational but past our desired service age.  Any capital restrictions or delays in our plans to replace the equipment may result in hardware failures.  These hardware failures may be minimal or more significant, but in any event may create processing interruptions and cardholders may not be able to load value to their Cards, receive load and transactional confirmations and lose the ability to contact customer service.  Such an event could also cause failure to detect systematic fraud or abuse. Errors or failures of this nature could immediately impact our operations, our credibility and our financial standing in an adverse manner.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Series E Preferred Stock Sale

As previously disclosed on June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On December 23, 2010, the Board amended the offering up to 4,333,334 shares for $6,500,000.  On July 3, 2010, the Company entered into Securities Purchase Agreements with several institutional and accredited investors, pursuant to which the Company issued 333,334 shares of Series E Preferred Stock on July 8, 2010, which was the date on which the Charter was filed with the Secretary of State of the State of Nevada.

Between August 10, 2010 and March 11, 2011, the Company reported that it had entered into Securities Purchase Agreements with certain other institutional and accredited investors, pursuant to which the Company issued 4,317,839 shares of Series E Preferred Stock for an aggregate cash purchase price of $6,476,750.

On March 29, 2011, the Board amended the offering up to 5,900,000 shares for up to $8,850,000 and on April 1, 2011, the Company entered into Securities Purchase Agreements with certain other institutional and accredited investors, pursuant to which the Company issued 1,381,002 shares of Series E Preferred Stock for an aggregate cash purchase price of approximately $2,071,500.  In aggregate, the Company has issued 5,698,841 shares of Series E Preferred Stock for an aggregate cash purchase price of $8,548,250.

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

NFINANSE INC.

Date: May 16, 2011	By:	/s/ Jerry R. Welch

Jerry R. Welch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: May 16, 2011	By:	/s/ Raymond P. Springer

Raymond P. Springer Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: May 16, 2011	By:	/s/ Jerome A. Kollar

Jerome A. Kollar Vice President Finance and Controller (Principal Accounting Officer)