Form 10-Q
period 2011-06-30
nFinanSe Inc.
filed 2011-08-11
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,877,770 shares of common stock, $0.001 par value, outstanding as of August 1, 2011.

nFinanSe Inc.
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and January 1, 2011 (audited)	2
Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and July 3, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and July 3, 2010	4
Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4T. Controls and Procedures.	23
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 6. Exhibits.	24

SIGNATURES	25

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

Words such as “seek,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “budget,” “may be,” “may continue,” “may likely result” and words and terms of similar substance used in connection with any discussion of future operating and financial performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “we,” “us,” “our,”, “nFinanSe,” ”the Company” or similar terms, are to nFinanSe Inc. and its subsidiaries,

We claim the protection of safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to design and market our products;
●	the estimated timing of our product roll-outs;
●	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;
●	the changing regulatory environment related to our products;
●	whether or not markets for our products develop and, if they do develop, the pace at which they develop;
●	our ability to attract qualified personnel to implement our growth strategies;
●	our ability to develop sales and distribution capabilities;
●	our ability to work with our distribution partners;
●	the accuracy of our estimates and projections;
●	our ability to fund our short-term and long-term financing needs;
●	changes in our business plan and corporate strategies;
●	the risk factors discussed and identified in this report and in other of our public filings with the SEC; and
●	those risks discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.
nFinanSe Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	January 1,
	2011	2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,453,706	$1,073,762
Restricted cash	341,223	817,166
Receivables:
Accounts (net of allowance for doubtful accounts of $0)	1,244,966	317,906
Other (net of allowance for doubtful accounts of $27,230 and $7,230, respectively)	300,922	218,727
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $87,100 and $177,600, respectively	668,901	577,174
Prepaid card supply	501,353	719,192
Total current assets	4,511,071	3,723,927

PROPERTY AND EQUIPMENT	240,996	284,696

OTHER ASSETS	52,520	52,520

TOTAL ASSETS	$4,804,587	$4,061,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,002,938	$975,742
Accrued personnel costs	229,420	100,509
Credit facility loans outstanding	1,250,000	1,000,000
Deferred revenues	30,625	51,875
Other accrued liabilities	56,794	61,247
Total current liabilities	2,569,777	2,189,373

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 35,000,000 shares authorized; 23,001,997 and 20,275,993 shares issued and outstanding on June 30, 2011 and January 1, 2011, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with liquidation values of $7,686,455 and $7,690,565 (including undeclared accumulated dividends in arrears of $185,971 and $190,081) as of June 30, 2011 and January 1, 2011, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at June 30, 2011 and January 1, 2011	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at June 30, 2011 and January 1, 2011	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,331,838 shares issued and outstanding with a liquidation value of $12,995,514 at June 30, 2011 and January 1, 2011	4,332	4,332
Series E Convertible Preferred Stock – 7,900,000 and 4,333,340 shares authorized at June 30, 2011 and January 1, 2011, respectively; 6,132,175 and 3,406,171 shares issued and outstanding with a liquidation value of $27,594,785 and $15,327,770 at June 30, 2011 and January 1, 2011, respectively	6,132	3,406
Common stock - $0.001 par value: 250,000,000 shares authorized; 31,877,770 and 26,196,714 shares issued and outstanding as of June 30, 2011 and January 1, 2011, respectively	31,878	26,197
Additional paid-in capital	82,355,242	77,729,173
Accumulated deficit	(80,175,312)	(75,903,876)
Total stockholders’ equity	2,234,810	1,871,770

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,804,587	$4,061,143

See notes to consolidated financial statements.

nFinanSe Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2011	For the three months ended July 3, 2010	For the six months ended June 30, 2011	For the six months ended July 3, 2010
Operating revenues:
Card revenues	$844,589	$171,630	$1,589,063	$288,628
Reload revenues	195,470	36,630	350,790	66,555
Interchange revenues	231,622	48,571	428,332	84,011
Retailer incentive compensation	(37,500)	(30,000)	(75,000)	(60,000)
Total operating revenues	1,234,181	226,831	2,293,185	379,194

Operating expenses:
Sales and marketing expenses	825,878	482,020	1,614,202	1,325,508
Compensation and benefits expenses	1,285,529	1,284,293	2,627,219	2,506,610
Processing expenses	363,332	149,288	714,710	252,124
Other general and administrative expenses	605,592	614,834	1,176,657	1,202,906
Total operating expenses	3,080,331	2,530,435	6,132,788	5,287,148

Loss before other expense	(1,846,150)	(2,303,604)	(3,839,603)	(4,907,954)

Other expense:
Interest expense	(159,845)	(23,234)	(242,779)	(46,699)
Interest income	-	43	-	87
Total other expense	(159,845)	(23,191)	(242,779)	(46,612)

Net loss	(2,005,995)	(2,326,795)	(4,082,382)	(4,954,566)
Dividends paid on Series A Convertible Preferred Stock	-	-	-	-
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(91,444)	(93,499)	(184,943)	(186,998)
Net loss attributable to common stockholders	$(2,097,439)	$(2,420,294)	$(4,267,325)	$(5,141,564)
Net loss per share - basic and diluted:
Total net loss per share	$(0.07)	$(0.08)	$(0.14)	$(0.22)
Weighted average number of shares outstanding	31,877,770	28,514,649	30,207,427	23,404,949

See notes to consolidated financial statements.

nFinanSe Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six month period ended June 30, 2011	For the six month period ended July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,082,382)	$(4,954,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,179	112,759
Provision for prepaid card supply obsolescence	392,613	807,513
Stock based compensation and consulting	341,282	347,288
Changes in assets and liabilities, net:
Restricted cash	475,943	20,119
Receivables	(1,009,255)	(23,621)
Prepaid card supply	(174,774)	(96,307)
Prepaid expenses and other current assets	(91,583)	(176,214)
Other assets	-	(3)
Accounts payable and accrued liabilities	151,654	320,889
Deferred revenues	(21,250)	(1,667)
NET CASH USED IN OPERATING ACTIVITIES	(3,915,573)	(3,643,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58,624)	(51,192)
NET CASH USED IN INVESTING ACTIVITIES	(58,624)	(51,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E Convertible Preferred Stock	4,089,000	-
Proceeds from issuance of Series D Convertible Preferred Stock	-	500,000
Proceeds from borrowings	500,000	-
Repayments of notes payable	(250,000)	-
Payments for stock issuance costs	(3,859)	-
Proceeds from the exercise of Warrants	19,000	17,031
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,354,141	517,031

NET CHANGE IN CASH AND CASH EQUIVALENTS	379,944	(3,177,971)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,073,762	3,794,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,453,706	$616,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$242,780	$46,699
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants exchanged for Common Stock	$-	$9,998
Dividends on Series A Convertible Stock Preferred Stock	$189,054	$375,024
Declared and unpaid dividends on Series A Convertible Preferred Stock	$184,943	$179,772

See notes to consolidated financial statements.

nFinanSe Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A –ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. and those of its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Company,” “we, ” “us, ” or “our”).

The Company is a provider of prepaid access through the sale of General Purpose Reloadable (“GPR”) cards, payroll cards and gift cards (together referred to herein as “Cards”)  across  a wide variety of markets, including grocery stores, convenience stores, general merchandise stores and direct to customer through on-line or direct marketing activities. We believe prepaid access is a fast-growing product segment in the financial services industry.

Basis of Presentation

The consolidated financial statements contained herein have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  All significant intercompany accounts and balances have been eliminated in consolidation.  Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements.  In addition, certain comparative figures for the prior year may have been reclassified to conform to the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at June 30, 2011 and January 1, 2011,  its results of operations for the three and six months ended June 30, 2011  (“2Q2011”and “1st Half 2011”, respectively) and for the three and six months ended July 3, 2010 ( “2Q2010” and “1st Half 2010”, respectively) and its cash flows for the 1st Half 2011 and the 1st Half 2010. Operating results for the 1st Half 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January1, 2011.

In 2Q2010 and 1st Half 2010, the Company was considered to be a development stage company because we were continuing to develop our planned principal operations and because our revenues had been minimal.

Change of Accounting

During our development stage, we accounted for Card packages to be sold in retail stores as inventory and we recorded transactions performed by our retail agents on a net basis. Because the Company was the only “pure play” Securities and Exchange “SEC” reporting company in the industry, we were unable to compare our accounting treatments to our larger, more mature, privately-held competitors. During fiscal 2010, the nation’s two largest prepaid access managers registered with the SEC and filed financial reports.  Our largest competitor and the largest manager of GPR cards in the financial services industry accounts for its packages as a prepaid expense that is amortized over the expected life of the packages and it accounts for its retail transactions on a gross basis under the guidelines promulgated by Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as a Principal versus net as an Agent”.  In connection with management’s determination that nFinanSe Inc. no longer operates as a development stage company as of December 2010 and for future comparability to the industry leader, management determined that the Company should follow the preferable accounting practices of the industry leader and the promulgations of the EITF.  As such, we record Card sales and reload sales at the price charged by our retail agents and the amounts retained by the retail agents and distributing agents are recorded as sales and marketing expense. Maintenance fees are recorded at the amount collected and any sharing percentage with distributing agents is recorded as sales and marketing expense. Interchange is recorded at the amount paid by the relevant network, and any fees and sharing arrangements with banks are charged to selling and marketing expenses   In addition, the Company has modified the presentation and treatment of Card supply from an inventory asset to a prepaid asset in accordance with the appropriate Accounting Standards Codification (“ASC”) and industry treatment.

The following financial statement line items for 2Q2010 and 1st Half 2010 were affected by the change in accounting:

Statement of operations 2Q2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Total operating revenues	$110,472	$226,831	$116,359
Total operating expenses	$2,414,076	$2,530,435	$116,359
Loss before other expense	$(2,303,604)	$(2,303,604)	$-

Statement of operations 1st Half 2010:

	As computed pre change in accounting	As computed under changes	Effect of Change
Total operating revenues	$165,164	$379,194	$214,030
Total operating expenses	$5,073,118	$5,287,148	$214,030
Loss before other expense	$(4,907,954)	$(4,907,954)	$-

Statement of cash flows 1st Half 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$807,513	$-	$(807,513)
Provision for prepaid Card supply obsolescence	$-	$807,513	$807,513
Net cash used in operating activities	$(3,643,810)	$(3,643,810)	$-

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

Restricted Cash

Funds classified as restricted cash as at June 30, 2011 and January 1, 2011 relate to loan advances on our credit facility, as described in Note C – Credit Facility and amounts received from the card networks to fund cardholder purchase overdrafts.  Restricted cash amounted to approximately $341,000 and $817,000, at June 30, 2011 and January 1, 2011, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Our credit terms to our distributing agents for the load value of Cards and our portion of the fees collected at retail vary by agreement but are less than two weeks.  Transaction fees are paid daily, one day in arrears by our card networks, Discover, MasterCard and VISA® (“Card Associations”).  Interest income is paid monthly in arrears by the card-issuing bank approximately two weeks into the month following the recognition of such fees or interest income.  Maintenance fees are charged to active GPR cards with balances upon activation and then on the same day of each month thereafter.

Accounts receivable are determined to be past due if payment is not made in accordance with the terms of our contracts. Receivables are written off when they are determined to be uncollectible.  The distributing agents of our Cards are typically prepaid card distributors and large multi-unit retailers. We perform ongoing credit evaluations of our distributing agents and, with the exception of some minimum cash balances, we generally do not require collateral.

We evaluate the allowance for doubtful accounts based upon our review of the collectability of our receivables in light of historical experience, adverse situations that may affect our distributing agents’ ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Other Receivables

Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from unauthorized purchase transactions that are posted on GPR or gift cards, in each case in excess of the funds in a cardholder’s account. We are exposed to losses from unrecovered cardholder account overdrafts. Each period, we offset card revenues in the accompanying statement of operations for overdrafts created by the maintenance fee assessments on our Cards.  For overdrafts created by purchase transactions, we record either as (i) a receivable for items we expect to collect through the applicable Card Association or (ii) as bad debt expense for those items we do not deem to be recoverable and this expense is included in other general and administrative expenses in the accompanying statement of operations.

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

Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment,” we evaluate the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead us to believe that the carrying value of an asset may not be recoverable.

We did not incur any impairment charges in 1stHalf 2011 or 1stHalf 2010.

As of June 30, 2011 our estimates indicate that all remaining long-lived assets are recoverable.

Revenue Recognition

Our operating revenues consist of Card revenues, reload revenues and interchange revenues.  We recognize revenue when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured.

Card revenues consist of new Card fees, monthly maintenance fees, Automated Teller Machine (“ATM”) fees and other revenues.  We charge new Card fees when a consumer purchases a new Card in a retail location.  We currently recognize new Card fees at the time the new Card is sold.  We charge maintenance fees on a monthly basis pursuant to the applicable cardholder agreements.  We charge ATM fees when a cardholder performs a withdrawal or other transactions at an ATM.  Other revenues consist of interest revenue on overnight investing of Card balances by our Card issuing bank, bill pay and fees associated with other optional products or services.  We recognize Card revenues when the underlying product or service is completed, which is at the same time our fees are assessed.

We generate reload revenues when cardholders reload their GPR Cards or purchase a “reload” or “top-up” pack at a retail location.  We recognize these revenues when the reloads are purchased.

We earn interchange revenues from the relevant Card Association each time one of our cardholders makes a purchase using one of our Cards. The fees are based upon rates established by each of the Card Associations.

We report our different types of revenue on a gross or net basis based upon whether we act as a principal or agent in the transaction.  To the extent we are the principal in the transaction, we report revenue on a gross basis.  We evaluate whether we are a principal or agent based upon certain accounting industry guidance on gross versus net revenue reporting.  For all of our significant revenue generating arrangements, we record revenue on a gross basis.

On occasion, we enter into incentive agreements with our retailer agents to increase product acceptance and placement.  We recognize incentive payments as a reduction of revenues and recognize them over the related period for which the revenues or services are provided.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of sales fees and commissions paid to or retained by our distributing agents  and retailers, advertising and marketing expenses, and the costs of manufacturing and distributing Card packages and promotional materials to our distributing agents and retailers.

We generally establish the sales fees and commissions in agreements with our distributing agents and we pay our distributing agents based on sales of our Cards and any reload services performed by their retail partners.  Sales fees and commissions were $1,033,947 and $230,383 for 1st Half 2011 and 1st Half 2010, respectively.

We incur advertising and marketing expenses for our products through retailer-based print promotions and in-store displays. We expense costs for the production of advertising when incurred.  Advertising and marketing expenses are recognized when the advertising event occurs. Advertising and marketing expenses were approximately $67,400 and $213,900 during 1st Half 2011 and 1st Half 2010, respectively.  At June 30, 2011 and January 1, 2011, we had approximately $87,100 and $177,600, respectively, in prepaid marketing of which the majority is related to product placement payments and advertising promotional payments made to a nation-wide retailer. The product placement payments are being amortized as a reduction of revenue over the contract period.

We record the costs associated with Card packages as prepaid expenses. We recognize the prepaid cost of Card packages over the related sales period, currently twelve months. Our manufacturing and distributing costs were $512,853 and $881,179 for 1st Half 2011 and 1st Half 2010, respectively. Included in our manufacturing and distributing costs were shipping and handling costs of $3,026 and $2,974 for 1st Half 2011 and 1st Half 2010, respectively. Also included in our manufacturing and distributing costs was the liability for use tax to various states related to use of materials for which no sales tax was paid.

Research and Development

Research and development costs, which approximated $592,908 and $571,300 during 1st Half 2011 and 1st Half 2010, respectively, are expensed as incurred.  These costs are primarily related to network software development, security compliance and systems maintenance.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.  Weighted average number of shares outstanding for 2Q2010  and 1st Half 2010 has been adjusted in accordance with ASC 260 “Earnings per Share,” for the 6,437,774 shares of the Company’s common stock, par value$0.001 per share (the “Common Stock”) issued as payment of the Series A Preferred Stock dividends.

The following table lists the total of the Company’s Common Stock and our common stock equivalents outstanding at June 30, 2011:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	31,877,770
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	43,318,380
Series E Convertible Preferred Stock *	61,321,750
Stock Options	19,331,408
Warrants	42,824,431

Total	211,211,723
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

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. We frequently maintain cash balances in excess of federally insured limits and we believe that cash balances held in non-interest bearing accounts are fully insured by the federal government. The Company has not experienced any such losses. As such, with interest rates at historical lows, we have made the decision to maintain cash balances at more than one bank to diversify our exposure and to use our non-interest-earning balances to lower any banking fees. Our revenues and accounts receivable balance is and is expected to be primarily composed of amounts generated from our largest distributor, Interactive Communications International, Inc. (“InComm”).  We have not experienced any losses from receivables due from InComm.

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

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	2Q2011	2Q2010	1st Half 2011	1st Half 2010

Compensation and benefits expense	$208,423	$211,282	$341,282	$322,765
Other general and administrative expenses	-	20,184	-	24,523
Total stock-based compensation	$208,423	$231,466	$314,282	$347,288

For 2Q2010 and the 1stHalf2010, other general and administrative expenses include charges of $2,670 and $7,009, respectively, to consulting expense for the cost of options issued in conjunction with an internet-based sales development agreement.  In addition, Bruce E. Terker and Donald A. Harris were issued warrants in lieu of cash compensation for board of director fees, for which the cost of warrants issued was approximately $17,500.

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

On January 27, 2011 the Company’s Board of Directors (the “Board”) declared $189,054 in dividends due through December 31, 2010 and paid through the issuance of 3,781,056 shares of Common Stock.  Dividends owed but not declared on our Series A Preferred Stock were approximately $185,971 as of June 30, 2011.

Fair Value Measurements

Our financial instruments, including unrestricted cash and cash equivalents, restricted cash, accounts receivable, prepaid Card supply, certain other assets, accounts payable, and other accrued liabilities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values.

At June 30, 2011, the Company did not have any other items to be measured at fair value.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  From January 2011 through June 2011, in order to fund our operations, we sold 2,726,004 shares of our Series E Preferred Stock for an aggregate cash purchase price of $4,089,000 (See Note E – Series E Preferred Stock Offering.)  Because of our operating losses, we have a cash balance of approximately $1,453,700 as of June 30, 2011. We expect to raise additional sales of Series E Preferred Stock during 2011.  We believe this equity financing should be adequate to fund our operations for the next 12 months; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - CREDIT FACILITY

On November 26, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc., entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd. , Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).   Loans under the Credit Facility are to be used solely to make payments to our card-issuing banks for credit to card holder accounts until such time as we receive remittances of card holder funds from our distributing agents.  In October 2009, the Lenders approved the extension of maturity of the Credit Facility through May 25, 2010.

During 2010, the Company and its Lenders executed amendments to the Credit Facility primarily to extend its maturity and to amend the aggregate maximum commitment to $10.5 million.  On March 3, 2011, the Company entered into that certain Ninth Amendment to the Credit Facility (the “Ninth Amendment”) with Ballyshannon Partners, L.P., Porter Partners, L.P., 5 Star Partnership, Ben Joseph Partners, NFS FMTC Rollover IRA FBO Franz J. Berlacher, and Robert Berlacher (collectively, the “New Lenders”).  The Ninth Amendment amended the maturity date of the Credit Facility to December 31, 2011; amended the aggregate commitment to $3.5 million; and amended the rate of interest to 12% on loan amounts outstanding.  Additionally, the Ninth Amendment established a commitment fee equal to 10% of each respective New Lender’s commitment, which was paid by the Company in the form of shares of its Series E Preferred Stock.

The Credit Facility provides for usual and customary events of default, including but not limited to (i) the occurrence of a Material Adverse Change and (ii) the occurrence of a Change of Control (as such terms are defined in the Credit Facility).  The Credit Facility contemplates that, with the Lenders’ consent, the maximum commitment may be increased up to $20 million, and additional lenders may be added.

As of June 30, 2011 and January 1, 2011, the Company had drawn $1,250,000 and $1,000,000, respectively, in Loans under the Credit Facility.

Mr. Bruce Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P.  Ballyshannon Partners, L.P. is the lender agent named in the Credit Facility.  Mr. Donald Harris, a current member of the Board, has sole voting and dispositive power over the securities held by Five Star Partnership, LP is a lender named in the Credit Facility.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	June 30, 2011	January 1, 2011
Furniture, fixtures and equipment	$1,058,625	$1,012,599
Computer software	198,491	185,893
Leasehold improvements	196,840	196,840
	1,453,956	1,395,332
Less accumulated depreciation and amortization	(1,212,960)	(1,110,636)
Property and equipment – net	$240,996	$284,696

NOTE E – SERIES E PREFERRED STOCK OFFERING

On June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On December 23, 2010, the Board amended the offering up to 4,333,334 shares for $6,500,000. On March 29, 2011, the Board amended the offering up to 5,900,000 shares for up to $8,850,000. On May 31, 2011, the Board amended the offering up to 7,900,000 shares for $11,850,000. On July 3, 2010, the Company entered into Securities Purchase Agreements, as amended by addendums to the Securities Purchase Agreements dated as of July 3, 2010 (as amended, the “2010 Purchase Agreements”), with several institutional and accredited investors, pursuant to which the Company issued 333,334 shares of its Series D Preferred Stock.  Pursuant to the 2010 Purchase Agreements such shares were exchanged for 333,334 shares of Series E Preferred Stock on July 8, 2010 (the date on which the Statement of Designations, Rights and Preferences of the Series E Preferred Stock (the “Series E Certificate”) was filed with the Secretary of State of the State of Nevada) for an aggregate cash purchase price of $500,001.  The Company has entered into Securities Purchase Agreements with certain institutional and accredited investors for the sale of its Series E Preferred Stock. The following table summarizes those agreements by closing date:

Closing Date	Number of Shares	Aggregate Cash Purchase Price
July 8, 2010	333,334	$500,001
August 10, 2010	400,000	600,000
September 7, 2010	1,116,670	1,675,000
September 30, 2010	606,167	909,250
November 24, 2010	366,666	550,000
December 31, 2010	583,334	875,000
March 11, 2011	911,668	1,367,500
April 1, 2011	1,381,002	2,071,500
June 30, 2011	433,334	650,000
Totals as of June 30, 2011	6,132,175	$9,198,251

As of June 30, 2011, the Company has sold 6,132,175 shares of its Series E Preferred Stock for an aggregate cash purchase price of $9,198,251. Certain of the shares of the Series E Preferred Stock sold as of June 30, 2011 could be issued as of June 30, 2011 while the remaining shares could not be issued until after July 8, 2011 due to an inadvertent late filing of an amendment to the Company’s Articles of Incorporation.

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

As long as at least 33% of the shares of Series E Preferred Stock issued are outstanding, the consent of the holders of at least a majority of the shares of Series E Preferred Stock at the time outstanding shall be necessary for effecting (i) any amendment, alteration or repeal of any of the provisions of the Series E Certificate in a manner that will adversely affect the rights of the holders of the Series E Preferred Stock, (ii) the authorization or creation by the Company of, or the increase in the number of authorized shares of, any stock of any class, or any security convertible into stock of any class, or the authorization or creation of any new class of preferred stock (or any action which would result in another series of preferred stock), in each case, ranking in terms of liquidation preference, redemption rights or dividend rights, pari passu with or senior to, the Series E Preferred Stock in any manner, and (iii) entrance by the Company into any senior secured financing or funded debt.  These listed actions by the Company will no longer require a vote of the holders of Series E Preferred Stock at such time as the Company first earns an annual earnings before interest, tax, depreciation and amortization of at least $10,000,000 over any trailing 12-month period and Stockholder’s Equity as recorded on the Company’s balance sheet first becomes at least $15,000,000.

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

NOTE F - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with shares to be made available for issuance under the 2007 Plan. At each of the Company’s Annual Meetings held on May 8, 2008, June 17, 2010, and May 25, 2011, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, 9,790,150 shares and 7,000,000 shares, respectively, thus providing a total of 20,800,000 shares for issuance under the 2007 Plan.  As of June 30, 2011, we had approximately 19,331,408 total options outstanding under the 2007 Plan, consisting of 19,231,408 options issued to employees and non-employee directors and 100,000 options issued to a consultant and 1,468,592 shares available for future option grants. Such outstanding options vest over various periods up to three years and expire on various dates through 2021.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the 1st Half 2011 and 1st Half 2010:

	1st Half 2011	1st Half 2010
Expected term in years	5	5
Expected stock price volatility	295%	168%
Risk free interest rate	2.24%	2.70%
Dividend yield	0%	0%

Stock options totaling 6,850,000 were granted by the Board in January 2011 which was approved by the stockholders at the Annual Meeting held on May 25, 2011. Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity during the 1st Half 2011:

	Number of Options	Weighted average exercise price per share (price at date of grant)
Outstanding at January 1, 2011	12,474,605	$0.77
Granted	7,934,000	$0.50
Cancelled	(1,077,197)	$3.04
Outstanding at June 30, 2011	19,331,408	$0.52

Options granted at or above market value 1st Half 2011	7,934,000

The following table summarizes information regarding options that are outstanding at June 30, 2011:

	Options outstanding			Options exercisable

Range of exercise prices	Number Outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.25-$0.50	19,120,678	8.6	$0.50	7,647,362	$0.50
$0.75-$2.20	145,230	4.5	$1.36	141,230	$1.37
$3.20-$9.40	65,500	5.9	$4.63	65,500	$4.63

	19,331,408	8.6	$0.52	7,854,092	$0.55

The grant-date fair value of options granted during 1st Half 2011 and 1st Half 2010 was approximately $710,000 and $857,000, respectively.  The total fair value of shares vested during the 1st Half 2011 was approximately $440,000.  At June 30, 2011, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $900,000, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On January 27, 2011, the Board awarded a total of 6,850,000 stock options to six officers at an exercise price of $0.50 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $614,000.  These grants were approved by stockholders at the Company’s Annual Meeting held on May 25, 2011.The options vest ratably over ten calendar quarters beginning April 27, 2011. The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

On January 4, 2010, the Board approved the repricing of all existing officer options, 2,003,615 in the aggregate, to $0.50.  The options were originally issued at exercise prices ranging from $0.75 to $11.00.  The cost of the repricing of these options was valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $9,729. This repricing was approved by stockholders at the Company’s Annual Meeting held on June 17, 2010.

On January 28, 2010, the Board awarded a total of 8,796,385 stock options to eight officers at an exercise price of $0.50 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $804,893.  The options vest ratably over ten calendar quarters beginning January 2010. These grants were approved by stockholders at the Company’s Annual Meeting held on June 17, 2010.  The fair value of these options is being recognized as stock-based compensation expense over the vesting period of the options.

Non-Employee Director Options

In February 2010, 40,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.75, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $4,000. This amount was included in employee and director stock-based compensation in the statement of operations for the 1stHalf2010.

In May 2010, 222,282 options were issued to each of Mr. Harris and Mr. Terker in lieu of cash payments for their compensation as members of the Board.   The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $17,500. This amount was included in board of director compensation expense in the statement of operations for the year ended January 1, 2011.

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

Outstanding Warrants

The following table summarizes our warrant activity during the 1st Half 2011:

	Number of Warrants	Weighted average exercise price per share (price at date of grant)
Outstanding at January 1, 2011	44,746,931	$0.08
Exercised	(1,900,000)	$0.01
Expired	(22,500)	$5.00
Outstanding at June 30, 2011	42,824,431	$0.08

Summary of Warrants outstanding by Exercise Price:

Exercise Price per Share	Number of Warrants Outstanding	Expiration Date
$ 0.01	41,505,131	Various dates from December 28, 2011 through November 30, 2014
$ 0.30	256,250	June 29, 2012 and June 12, 2013
$ 1.20	5,000	November 22, 2011
$ 2.30	883,475	June 29, 2012 and June 12, 2013
$ 2.53	54,575	June 12, 2013
$ 5.00	120,000	Various dates from September 30, 2011 and June 29, 2012
$ 0.09	42,824,431

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at June 30, 2011:

Twelve months ending	Amounts

June 2012	$207,300
June 2013	52,100

Total	$259,400

Rent expense included in net loss for 1st Half 2011 and 1st Half 2010, was approximately $107,850 and $114,800, respectively.

Employment Agreements

We are obligated under employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  Each employment agreement had an initial term from September 5, 2006 to December 31, 2008 and is automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  The employment agreements provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Both Mr. Welch and Mr. Springer receive certain medical and other benefits and are eligible to earn performance-based bonuses.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, First California  Bank (“FCB”) ( formerly Palm Desert National Bank which sold its prepaid operations to FCB in April 2011), The Bancorp, Inc. (“Bancorp”) and First Bank & Trust (“FB&T”), our card-issuing banks, Fidelity Information Services LLC (“FIS”) (formerly Metavante Corporation ), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from August 31, 2011 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The FIS, FCB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60) and $7,500 per month, respectively.  The Bancorp minimums are not being billed until a program is initiated.  During 1st Half 2011 and 1st Half 2010, we made aggregate payments of approximately $312,100 and $107,900, respectively, to FIS, $172,700 and $14,500, respectively, to FCB or its predecessor, $53,600 and $55,700, respectively, to FB&T and $10,000 and $0, respectively, to Bancorp under these agreements.  The FB&T agreement has expired and the parties are cooperating to conclude operations by no later than August 31, 2011.

Our agreements with FCB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of June 30, 2011 and January 1, 2011, the reserve balances held at FCB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other Assets” on the Company’s balance sheets as of June 30, 2011 and January 1, 2011.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

We are required to post collateral in the amount of $500,000 for performance bonds issued in connection with our state money transmitter licenses.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the surety company that issued the various bonds. The total amount of the bonds at the end of the current quarter aggregated approximately $13,000,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009.  Accordingly, we are contingently liable for the face amount of the letter of credit. Mr. Porter is compensated at the rate of 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The agreement contemplates that Mr. Porter will be paid in cash; however, he has chosen to take payment in the form of certain equity securities being sold by the Company at various times. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. On February 1, 2010 and again on February 1, 2011, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

End of Financial Statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  nFinanSe Inc. is a provider of prepaid access, through the sale of GPR cards and gift cards (“Cards”)  across  a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe prepaid access is a fast-growing product segment in the financial services industry.  At June 30, 2011, there were approximately 57,000 locations where our Cards could be loaded including approximately 17,000 retail locations currently selling our Cards. The termination of Western Union load services has had minimal net impact on either the number of reloads or the dollars reloaded on our Cards.

Results of Operations. We have had limited revenues and activity prior to the fourth quarter of fiscal 2010. Accounting literature sets forth guidelines for identifying an enterprise in the development stage and management has concluded that due to our level of revenues generated since our fiscal fourth quarter 2010 and the revenues expected to be generated on a go forward basis indicates that we no longer operate as a development stage enterprise.  The transition from development stage did not have any effect on the Company’s consolidated financial statements.

Change in Accounting.  During our development stage, we accounted for Card packages to be sold in retail stores as inventory and we recorded transactions performed by our retail agents on a net basis. Because the Company was the only “pure play” SEC reporting company in the industry, we were unable to compare our accounting treatments to our larger, more mature, privately-held competitors. During fiscal 2010, the nation’s two largest prepaid access managers registered with the SEC and filed financial reports.  Our largest competitor and the largest manager of GPR cards in the financial services industry accounts for its card packages as a prepaid expense that is amortized over the expected life of the packages and it accounts for its retail transactions on a gross basis under the guidelines promulgated by EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus net as an Agent”.  In connection with management’s determination that nFinanSe Inc. no longer operates as a development stage company as of December 2010 and for future comparability to the industry leader, management determined that the Company should follow the preferable accounting practices of the industry leader and the promulgations of the EITF.  As such, we record Card sales and reload sales at the price charged by our retail agents and the amounts retained by the retail agents and distributing agents are recorded as sales and marketing expense. Maintenance fees are recorded at the amount collected and any sharing percentage with distributing agents is recorded as sales and marketing expense. Interchange is recorded at the amount paid by the relevant network, and any fees and sharing arrangements with banks are charged to selling and marketing expenses  In addition, the Company has modified the presentation and treatment of Card supply from an inventory asset to a prepaid asset in accordance with the appropriate ASC’s and industry treatment.

The following financial statement line items for 2Q2010 and 1st Half 2010 were affected by the change in accounting:

Statement of operations 2Q2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Total operating revenues	$110,472	$226,831	$116,359
Total operating expenses	$2,414,076	$2,530,435	$116,359
Loss before other expense	$(2,303,604)	$(2,303,604)	$-

Statement of operations 1st Half 2010:

	As computed pre change in accounting	As computed under changes	Effect of Change
Total operating revenues	$165,164	$379,194	$214,030
Total operating expenses	$5,073,118	$5,287,148	$214,030
Loss before other expense	$(4,907,954)	$(4,907,954)	$-

Statement of cash flows 1st Half 2010:
	As computed pre change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$807,513	$-	$(807,513)
Provision for prepaid Card supply obsolescence	$-	$807,513	$807,513
Net cash used in operating activities	$(3,643,810)	$(3,643,810)	$-

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

•	Reload Revenues: fees paid by cardholders at the time they reload their GPR Card on the nFinanSe Network.
•	Interchange Revenues: fees paid by the applicable networks when our Cards are used in a purchase or ATM transaction.

The following table presents a breakdown of our operating revenues among card, reload and interchange revenues as well as contra-revenue items:

Fiscal
2Q2011	2Q2010

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Card revenues	$844,589	68.4	$171,630	75.7
Reload revenues	195,470	15.8	36,630	16.1
Interchange revenues	231,622	18.8	48,571	21.4
Retailer incentive compensation	(37,500)	(3.0)	(30,000)	(13.2)

Total operating revenues	$1,234,181	100.0%	$226,831	100.0%

Fiscal
1st Half 2011	1st Half 2010

	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues
Operating revenues:
Card revenues	$1,589,063	69.3	$288,628	76.1
Reload revenues	350,790	15.3	66,555	17.6
Interchange revenues	428,332	18.7	84,011	22.1
Retailer incentive compensation	(75,000)	(3.3)	(60,000)	(15.8)

Total operating revenues	$2,293,185	100.0%	$379,194	100.0%

Card Revenues

Card revenues totaled $844,589 and $1,589,063 for 2Q2011 and 1st Half 2011, respectively, an increase of $672,959, or 392%, over 2Q2010 and an increase of $1,300,435, or 450% over 1st Half 2010. The increase was primarily the result of period-over-period growth of 291%  and 311% in the number of GPR cards activated and period-over-period growth of 272% and 350%  in our average active Card base during 2Q2011 and 1st Half 2011, respectively.  Approximately 15,000 additional retail agent locations began offering our Visa branded cards during December 2010 and January 2011.

Reload Revenues

Reload revenues totaled $195,470 and $350,790 for 2Q2011 and 1st Half 2011, respectively, an increase of $158,840 or 434%, over 2Q2010 and an increase of $284,235, or 427% over 1st Half 2010. The increase was primarily the result of the period over period growth of 365% and 367% in the number of Reloads sold during 2Q2011 and 1st Half 2011, respectively. The increase in Reload volume was driven primarily by growth in our active Card base.

Interchange Revenues

Interchange revenues totaled $231,622 and $428,332 for 2Q2011 and 1st Half 2010, an increase of $183,051, or 376%, over 2Q2010 and an increase of $344,321, or 409% over 1st Half 2010. The increase was primarily the result of period-over-period growth of our active Card base and the 348% and  368%  increase in dollars loaded on our cards during 2Q2011 and 1st Half 2011, respectively.

Retailer incentive compensation

We amortize all incentive payments ratably over the life of the agreement and recognize as a contra-revenue component.

Operating Expenses

The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	2Q2011	2Q2010	Change
Operating expenses:
Sales and marketing expenses	$825,878	$482,020	$343,858
Compensation and benefits expenses	1,285,529	1,284,293	1,236
Processing expenses	363,332	149,288	214,044
Other general and administrative expenses	605,592	614,834	(9,242)
Total operating expenses	$3,080,331	$2,530,435	$549,896

	1st Half 2011	1st Half 2010	Change
Operating expenses:
Sales and marketing expenses	$1,614,202	$1,325,508	$288,694
Compensation and benefits expenses	2,627,219	2,506,610	120,609
Processing expenses	714,710	252,124	462,586
Other general and administrative expenses	1,176,657	1,202,906	(26,249)
Total operating expenses	$6,132,788	$5,287,148	$845,640

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of the  sales fees and commissions paid to or retained by our distributing agents and retailers for sales of our Cards and reload services in their stores, advertising and marketing expenses, and the costs of manufacturing and distributing card packages and promotional materials to our distributing agents and retailers. Additionally, we incurred significant expense in both years as we discontinued and abandoned gift cards printed but unsold and GPR cards printed with a fixed denomination that did not sell. We generally establish sales fees and percentages in distribution agreements with our distributing agents, to the extent they collect the fee from the cardholder, they retain their portion and to the extent we collect the fee from the cardholder we remit their portion. We incur advertising and marketing expenses for our products through retailer-based print promotions and in-store displays. We expense costs for the production of advertising when incurred.  Advertising and marketing expenses are recognized when the advertising event occurs.  Our manufacturing and distribution costs vary primarily based on the number of GPR cards activated.

Sales and marketing expenses totaled $825,878 and $1,614,202 for 2Q2011 and 1st Half 2011, respectively, an increase of $343,858, or 71%, from 2Q2010 and an increase of $288,694, or 22% for 1st Half 2010.  Advertising and marketing expenses decreased approximately $83,500 and $146,500 for 2Q2011 and 1stHalf 2011 due primarily to lower agency and media expenses of $74,500 and $157,800, respectively.  The increase in sales fees and commissions and manufacturing and distribution is attributable to the growth in our active cards and increased GPR card activations and reloads.

Compensation and Benefits Expenses

Compensation and benefits expenses represent the compensation and benefits that we provide to our employees. Compensation and benefits expenses associated with our customer service function will vary in line with new card sales and active cards outstanding, whereas the compensation expenses associated with other functions typically do not.

Compensation and benefits expenses totaled $1,285,529 and $2,627,219 for 2Q2011 and 1st Half, respectively, an increase of $1,236 over 2Q2010 and an increase of $120,609, or 5% over 1st Half 2010. The change was primarily due to an increase in cost related to additional customer service personnel of approximately $101,400 and $232,200, respectively, and net reductions in other administrative departments of $136,700 and $217,000 over 2Q2010 and 1st Half 2010, respectively. The additional customer service representatives were needed to support the increase in Card sales and to service our rapidly growing Card base.

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

Processing expenses totaled $363,332 and $714,710 for 2Q2011 and 1st Half 2011, respectively, an increase of $214,044, or 143%, compared to 2Q2010 and $462,586, or 183%, compared to 1st Half 2010.  Charges for “cards on file” increased by $84,175, or 159%, for 2Q2011 and $203,647, or 253%, for 1st Half 2010, primarily due to our increased number of active cards.  Transactional and other charges on activated cards increased approximately $129,900 or 134% in 2Q2011 from 2Q2010 and $258,900 or 151% in 1st Half 2011 from 1st Half 2010.  These increases were primarily the result of growth in our Card base and increases in the volume of transactions for which we pay fees to the processor.

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

Other general and administrative expenses totaled $605,592 for 2Q2011 and $1,176,657 for 1st Half 2011, a decrease of $9,241, or 1.5%, from 2Q2010 and a decrease of $26,249, or 2.2% from 1st Half 2010.  This decrease is composed of the following variances:

Category	2Q2011	2Q2010	Variance
Professional fees	$87,363	$154,862	$(67,499)
Occupancy and related expenses	316,096	273,203	42,893
Business travel expenses	64,965	73,639	(8,674)
Other office expenses	137,168	113,130	24,038
Total	$605,592	$614,834	$(9,242)

Category	1st Half 2011	1st Half 2010	Variance
Professional fees	$208,921	$287,746	$(78,825)
Occupancy and related expenses	573,035	545,673	27,362
Business travel expenses	147,086	157,636	(10,550)
Other office expenses	247,615	211,851	35,764
Total	$1,176,657	$1,202,906	$(26,249)

Liquidity and Capital Resources

Net cash used in operating activities was approximately $3.9 million and $3.6 million for 1st Half 2011 and 1st Half 2010, respectively.  The increase in cash used in operating activities was primarily due to increased card load volumes which impact our restricted cash balances, and increased prepaid expenses which were due to the $350,000 commitment fee paid to our lenders and discussed further in Note C – Credit Facility.  These increases were primarily offset by a lower operating loss that was primarily due to higher revenues in 1st Half 2011 when compared to 1st Half 2010.

Net cash used in investment activities for the 1st Half 2011was approximately $58,600 consisting of purchases of property and equipment, primarily for continued compliance with payment card industry security standards.    Net cash used in investment activities for the 1st Half 2010 was approximately $51,200 consisting of purchases of property and equipment, primarily for additional computer hardware to improve the capacity of the nFinanSe NetworkTM.

As described in Note C to our consolidated financial statements, on November 26, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc., entered into the Credit Facility with the Lenders.  The maturity date of the notes issued pursuant to the Credit Facility was November 25, 2009, one year after the initial borrowing and on October 29, 2009, the Lenders approved the extension of maturity for an additional six months upon the satisfaction of certain conditions set forth in the Credit Facility.  The Credit Facility has subsequently been amended to extend the maturity to December 31, 2011 and to cap the aggregate commitment at $3.5 million and establishes a commitment fee equal to 10% of each respective Lender’s commitment, which was paid by the Company on April 1, 2011 in the form of shares of its Series E Preferred Stock.

During the 1stHalf 2011, financing activities included net borrowings of $250,000, $4,089,000 from the sale of 2,726,004 shares of Series E Preferred Stock, and $19,000 from the cash exercise of 1,900,000 warrants at an exercise price of $0.01 per share, offset slightly by $3,859 in costs incurred for the Series E Preferred Stock offering. During the 1stHalf 2010, the cash provided by financing activities was $517,301 from the cash exercise of 1,703,146 warrants at an exercise price of $0.01 per share and from the sale of 333,334 shares of Series D Preferred Stock.  As of June 30, 2011, we had drawn $1,250,000 under the Credit Facility.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at June 30, 2011

Twelve months ending	Amounts

June 2012	$207,300
June 2013	52,100
Total	$259,400

Employment Agreements

We are obligated under employment agreements with our Chief Executive Officer, Jerry R. Welch, and our Chief Financial Officer, Raymond P. Springer.  Each employment agreement had an initial term from September 5, 2006 to December 31, 2008 and is automatically renewed indefinitely for succeeding terms of two years unless otherwise terminated in accordance with the agreement.  The employment agreements provide to Messrs. Welch and Springer a current annual salary of $275,000 and $200,000, respectively. Both Mr. Welch and Mr. Springer also receive performance-based bonuses and certain medical and other benefits.  If we terminate Mr. Welch or Mr. Springer without cause, we will be required to pay severance to them in the amount of compensation and benefits they would have otherwise earned in the remaining term of their employment agreements or twelve months, whichever period is shorter.

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, First California  Bank (“FCB”) ( formerly Palm Desert National Bank which sold its prepaid operations to FCB in April 2011), The Bancorp, Inc. (“Bancorp”) and First Bank & Trust (“FB&T”), our card-issuing banks, Fidelity Information Services LLC (“FIS”) (formerly Metavante Corporation ), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from August 31, 2011 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on card volume, it is not possible to calculate the amount of the future commitment on these contracts. The FIS, FCB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60) and $7,500 per month, respectively.  The Bancorp minimums are not being billed until a program is initiated.  During 1st Half 2011 and 1st Half 2010, we made aggregate payments of approximately $312,100 and $107,900, respectively, to FIS, $172,700 and $14,500, respectively, to FCB or its predecessor, $53,600 and $55,700, respectively, to FB&T and $10,000 and $0, respectively, to Bancorp under these agreements.  The FB&T agreement has expired and the parties are cooperating to conclude operations by no later than August 31, 2011.

Our agreements with FCB, FB&T and Bancorp require us to maintain certain reserve balances for our card programs.  As of June 30, 2011 and January 1, 2011, the reserve balances held at FCB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other Assets” on the Company’s balance sheets as of June 30, 2011 and January 1, 2011.

Pending or Threatened Litigation

We may become involved in certain litigation from time to time in the ordinary course of business. To the best of our knowledge, no material litigation exists or is threatened.

Bond Collateral

We are required to post collateral in the amount of $500,000 for performance bonds issued in connection with our state money transmitter licenses.  The collateral, in the form of a letter of credit arranged by Mr. Jeffrey Porter, was issued by a bank and was placed with the surety company that issued the various bonds. The total amount of the bonds at the end of the current quarter aggregated approximately $13,000,000.  Mr. Porter entered into a Guarantee and Indemnification Agreement with the Company dated February 1, 2009.  Accordingly, we are contingently liable for the face amount of the letter of credit. Mr. Porter is compensated at the rate of 2% of the average outstanding amount of the letter of credit per quarter paid in arrears. The agreement contemplates that Mr. Porter will be paid in cash; however, he has chosen to take payment in the form of certain equity securities being sold by the Company at various times. The Guarantee and Indemnification Agreement can be cancelled by the Company upon receiving a more favorable arrangement from another party. On February 1, 2010 and again on February 1, 2011, both the letter of credit and the Guarantee and Indemnification Agreement were renewed for another twelve months.

See Note A - “Organization and Summary of Accounting Policies” to the consolidated financial statements, regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Series E Preferred Stock Sale

As previously disclosed on June 29, 2010, the Board approved an offering of up to $5,000,000 of Series E Preferred Stock at a purchase price of $1.50 per share.  On December 23, 2010, the Board amended the offering up to 4,333,334 shares for $6,500,000. On March 29, 2011, the Board amended the offering up to 5,900,000 shares for up to $8,850,000.  On May 31, 2011, the Board amended the offering up to 7,900,000 shares for $11,850,000.

On June 30, 2011, the Company entered into Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company issued an additional 433,334 shares of Series E Preferred Stock for an aggregate cash purchase price of $650,000.  As of June 30, 2011, the Company has sold 6,132,175 shares of its Series E Preferred Stock for an aggregate cash purchase price of $9,198,251.

The proceeds are to be used for Company operations.

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

NFINANSE INC.

Date: August 11, 2011	By:	/s/ Jerry R. Welch

Jerry R. Welch Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: August 11, 2011	By:	/s/ Raymond P. Springer

Raymond P. Springer Chief Financial Officer (Principal Financial Officer)

NFINANSE INC.

Date: August 11, 2011	By:	/s/ Jerome A. Kollar

Jerome A. Kollar Vice President Finance and Controller (Principal Accounting Officer)