Form 10-Q
period 2011-09-30
nFinanSe Inc.
filed 2011-11-14
CIK 1120792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,877,770 shares of common stock, $0.001 par value, outstanding as of November 3, 2011.

nFinanSe Inc.
Table of Contents
Page No.
NOTE REGARDING FORWARD LOOKING STATEMENTS	1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of September 30, 2011 (unaudited) and January 1, 2011 (audited)	2
Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and October 2, 2010	3
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and October 2, 2010	4
Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4T. Controls and Procedures.	23
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 6. Exhibits.	24

SIGNATURES	26

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

Words such as “seek,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “budget,” “may be,” “may continue,” “may likely result” and words and terms of similar substance used in connection with any discussion of future operating and financial performance identify forward-looking statements. Unless we have indicated otherwise, or the context otherwise requires, references in this report to “we,” “us,” “our,”, “nFinanSe,” ”the Company” or similar terms, are to nFinanSe Inc. and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
nFinanSe Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	January 1,
	2011	2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,517,938	$1,073,762
Restricted cash	1,691,793	817,166
Receivables:
Accounts (net of allowance for doubtful accounts of $0)	650,826	317,906
Other (net of allowance for doubtful accounts of $27,230 and $7,230, respectively)	320,999	218,727
Prepaid expenses and other current assets, including prepaid marketing costs of approximately $44,400 and $177,600, respectively	384,064	577,174
Prepaid card supply	301,463	719,192
Total current assets	4,867,083	3,723,927

PROPERTY AND EQUIPMENT	201,248	284,696

OTHER ASSETS	52,520	52,520

TOTAL ASSETS	$5,120,851	$4,061,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$889,542	$975,742
Accrued personnel costs	162,389	100,509
Credit facility loans outstanding	2,000,000	1,000,000
Deferred revenues	12,500	51,875
Other accrued liabilities	53,340	61,247
Total current liabilities	3,117,771	2,189,373

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock - $.001 par value: 35,000,000 shares authorized; 23,001,997 and 20,275,993 shares issued and outstanding on September 30, 2011 and January 1, 2011, respectively, as follows:
Series A Convertible Preferred Stock – 9,330,514 shares authorized; 7,500,484 and 7,500,484 shares issued and outstanding with liquidation values of $7,779,954 and $7,690,565 (including undeclared accumulated dividends in arrears of $279,470 and $190,081) as of September 30, 2011 and January 1, 2011, respectively	7,500	7,500
Series B Convertible Preferred Stock – 1,000,010 shares authorized; 1,000,000 shares issued and outstanding with a liquidation value of $3,000,000 at September 30, 2011 and January 1, 2011	1,000	1,000
Series C Convertible Preferred Stock – 4,100,000 shares authorized; 4,037,500 shares issued and outstanding with a liquidation value of $8,075,000 at September 30, 2011 and January 1, 2011	4,038	4,038
Series D Convertible Preferred Stock – 4,666,666 shares authorized; 4,331,838 shares issued and outstanding with a liquidation value of $12,995,514 at September 30, 2011 and January 1, 2011	4,332	4,332
Series E Convertible Preferred Stock – 7,900,000 and 4,333,340 shares authorized at September 30, 2011 and January 1, 2011, respectively; 7,558,898 and 3,406,171 shares issued and outstanding with a liquidation value of $34,015,041 and $15,327,770 at September 30, 2011 and January 1, 2011, respectively	6,959	3,406
Common stock - $0.001 par value: 250,000,000 shares authorized; 31,877,770 and 26,196,714 shares issued and outstanding as of September 30, 2011 and January 1, 2011, respectively	31,878	26,197
Preferred Stock – Subscribed	600
Subscribed Receivable – Preferred Stock	(900,000)
Additional paid-in capital	84,656,266	77,729,173
Accumulated deficit	(81,809,493)	(75,903,876)
Total stockholders’ equity	2,003,080	1,871,770
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,120,851	$4,061,143

See notes to consolidated financial statements.

nFinanSe Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2011	For the three months ended October 2, 2010	For the nine months ended September 30, 2011	For the nine months ended October 2, 2010
Operating revenues:
Card revenues	$951,417	$282,021	$2,540,479	$570,650
Reload revenues	273,849	52,752	624,639	119,307
Interchange revenues	275,399	69,426	703,731	153,437
Retailer incentive compensation	(37,500)	(30,000)	(112,500)	(90,000)
Total operating revenues	1,463,165	374,199	3,756,349	753,394

Operating expenses:
Sales and marketing expenses	917,134	447,618	2,531,336	1,773,127
Compensation and benefits expenses	1,122,502	1,260,450	3,749,721	3,767,059
Processing expenses	353,468	170,074	1,068,177	422,198
Other general and administrative expenses	533,908	603,072	1,710,565	1,805,979
Total operating expenses	2,927,012	2,481,214	9,059,799	7,768,363

Loss before other expense	(1,463,847)	(2,107,015)	(5,303,450)	(7,014,969)

Other expense:
Interest expense	(170,334)	(51,025)	(413,113)	(97,725)
Interest income	-	47	-	134
Total other expense	(170,334)	(50,978)	(413,113)	(97,591)

Net loss	(1,634,181)	(2,157,993)	(5,716,563)	(7,112,560)
Dividends paid on Series A Convertible Preferred Stock	-	-	-	(185,971)
Undeclared and unpaid dividends on Series A Convertible Preferred Stock	(91,444)	(93,499)	(279,470)	(96,582)
Net loss attributable to common stockholders	$(1,725,625)	$(2,251,492)	$(5,996,033)	$(7,395,113)

Net loss per share - basic and diluted:
Total net loss per share	$(0.05)	$(0.08)	$(0.19)	$(0.29)
Weighted average number of shares outstanding	31,877,770	29,977,770	30,772,396	25,595,889

See notes to consolidated financial statements.

nFinanSe Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine month period ended September 30, 2011	For the nine month period ended October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,716,563)	$(7,112,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,550	165,159
Provision for prepaid card supply obsolescence	610,395	1,022,943
Stock based compensation and consulting	503,650	533,661
Non-cash interest expense		46,667
Changes in assets and liabilities, net:
Restricted cash	(874,627)	3,319
Receivables	(435,192)	(113,606)
Prepaid card supply	(192,666)	(191,540)
Prepaid expenses and other current assets	193,110	(67,297)
Other assets	-	(27,584)
Accounts payable and accrued liabilities	(32,228)	333,805
Deferred revenues	(39,375)	(1,667)
NET CASH USED IN OPERATING ACTIVITIES	(5,838,946)	(5,408,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(61,102)	(51,192)
NET CASH USED IN INVESTING ACTIVITIES	(61,102)	(51,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E Convertible Preferred Stock	5,329,083	3,109,000
Proceeds from issuance of Series D Convertible Preferred Stock	-	500,000
Proceeds from borrowings	1,250,000	-
Repayments of notes payable	(250,000)	-
Payments for stock issuance costs	(3,859)	(23,750)
Proceeds from the exercise of Warrants	19,000	17,031
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,344,224	3,602,281

NET CHANGE IN CASH AND CASH EQUIVALENTS	444,176	(1,857,611)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,073,762	3,794,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,517,938	$1,937,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$242,780	$51,058

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants exchanged for Common Stock	$-	$9,998
Dividends on Series A Convertible Stock Preferred Stock	$189,054	$560,995
Increase in Preferred Stock Subscribed, Subscribed Receivable – Preferred Stock, and Additional Paid in Capital	$900,000	$-

See notes to consolidated financial statements.

nFinanSe Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A –ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

The accompanying consolidated financial statements include the accounts of nFinanSe Inc. and those of its wholly owned subsidiary, nFinanSe Payments Inc. (collectively, the “Company,” “we,” “us,” or “our”).

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

Basis of Presentation

The consolidated financial statements contained herein have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  All significant intercompany accounts and balances have been eliminated in consolidation.  Accordingly, these consolidated financial statements do not include all the information and footnotes required by GAAP for annual financial statements.  In addition, certain comparative figures for the prior year may have been reclassified to conform to the current year’s presentation. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals and adjustments) to fairly present the financial position of the Company at September 30, 2011 and January 1, 2011,  its results of operations for the three and nine months ended September 30, 2011  (“3Q2011”and “9 Months 2011”, respectively) and for the three and nine months ended October 2, 2010 (“3Q2010” and “9 Months 2010”, respectively) and its cash flows for the 9 Months 2011 and the 9 Months 2010. Operating results for the 9 Months 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January1, 2011.

In 3Q2010 and the 9 Months 2010, the Company was considered to be a development stage company because we were continuing to develop our planned principal operations and because our revenues had been minimal.  During the fourth quarter of fiscal 2010, management concluded that the Company no longer operates as a development stage enterprise.

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

The following financial statement line items for 3Q2010 and the 9 Months 2010 were affected by the change in accounting:

Statement of operations 3Q2010:
	As computed prior to change in accounting	As computed under changes	Effect of Change
Total operating revenues	$208,708	$374,199	$165,491
Total operating expenses	$2,315,723	$2,481,214	$165,491
Loss before other expense	$(2,107,015)	$(2,107,015)	$-

Statement of operations 9 Months 2010:
	As computed prior to change in accounting	As computed under changes	Effect of Change
Total operating revenues	$373,872	$753,394	$379,522
Total operating expenses	$7,388,841	$7,768,363	$379,522
Loss before other expense	$(7,014,969)	$(7,014,969)	$-

Statement of cash flows 9 Months 2010:
	As computed prior to change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$1,022,943	$-	$(1,022,943)
Provision for prepaid card supply obsolescence	$-	$1,022,943	$1,022,943
Net cash used in operating activities	$(5,408,700)	$(5,408,700)	$-

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

Restricted Cash

Funds classified as restricted cash as at September 30, 2011 and January 1, 2011 relate to loan advances on our credit facility, as described in Note C – Credit Facility and amounts received from the card networks to fund unauthorized cardholder purchases.  Restricted cash amounted to approximately $1,691,800 and $817,000, at September 30, 2011 and January 1, 2011, respectively.

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

Other Receivables

Cardholder account overdrafts may arise from maintenance fee assessments on our GPR cards or from unauthorized purchase transactions that are posted on GPR or gift cards, in each case in excess of the funds in a cardholder’s account. We are exposed to losses from unrecovered cardholder account overdrafts. Each period, we offset card revenues in the accompanying statement of operations for overdrafts created by the maintenance fee assessments on our Cards.  For overdrafts created by purchase transactions, we record either as (i) a receivable for items we expect to collect through the applicable Card Association or (ii) as bad debt expense for those items we do not deem to be recoverable. Bad debt expense is included in other general and administrative expenses in the accompanying statements of operations.

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

We did not incur any impairment charges in the 9 Months 2011 or the 9 Months 2010.

As of September 30, 2011 our estimates indicate that all remaining long-lived assets are recoverable.

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

We incur advertising and marketing expenses for our products through retailer-based print promotions and in-store displays. We expense costs for the production of advertising when incurred.  Advertising and marketing expenses are recognized when the advertising event occurs. Advertising and marketing expenses were approximately $81,400 and $226,400 during the 9 months 2011 and the 9 months 2010, respectively.  At September 30, 2011 and January 1, 2011, we had approximately $44,400 and $177,600, respectively, in prepaid marketing of which the majority is related to product placement payments and advertising promotional payments made to a nation-wide retailer. The product placement payments are being amortized as a reduction of revenue over the contract period.

We record the costs associated with Card packages as prepaid expenses. We recognize the prepaid cost of Card packages over the related sales period, currently twelve months.  Included in our manufacturing and distributing costs were shipping and handling costs. Also included in our manufacturing and distributing costs was the liability for use tax to various states related to use of materials for which no sales tax was paid.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period after deducting dividends on our Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period (common stock equivalents arise from options, warrants and convertible preferred stock). Because of our net losses, none of these common stock equivalents have been dilutive at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.  Weighted average number of shares outstanding for 3Q2010  and the 9 Months 2010 has been adjusted in accordance with ASC 260 “Earnings per Share,” for the 6,437,774 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) issued as payment of the Series A Preferred Stock dividends.

The following table lists the total of the Company’s Common Stock and our common stock equivalents outstanding at September 30, 2011:

Description	Shares of Common Stock and Common Stock Equivalents Outstanding

Common Stock	31,877,770
Series A Convertible Preferred Stock *	7,500,484
Series B Convertible Preferred Stock *	1,000,000
Series C Convertible Preferred Stock *	4,037,500
Series D Convertible Preferred Stock *	43,318,380
Series E Convertible Preferred Stock *	75,588,980
Stock Options	18,976,270
Warrants	42,809,431

Total	225,108,815
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

The following table summarizes our stock-based compensation expense:

Stock-based compensation charged to:	3Q2011	3Q2010	9 Months 2011	9 Months 2010

Compensation and benefits expense	$162,368	$186,373	$503,650	$509,138
Other general and administrative expenses	-	-	-	24,523
Total stock-based compensation	$162,368	$186,373	$503,650	$533,661

For the 9 Months 2010, other general and administrative expenses include charges $7,099 to consulting expense for the cost of options issued in conjunction with an internet-based sales development agreement.  In addition, Bruce E. Terker and Donald A. Harris were issued warrants in lieu of cash compensation for board of director fees, for which the cost of warrants issued was approximately $17,500.

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

On January 27, 2011 the Company’s Board of Directors (the “Board”) declared $189,054 in dividends due through December 31, 2010 and paid through the issuance of 3,781,056 shares of Common Stock.  Dividends owed but not declared on our Series A Preferred Stock were approximately $279,470 as of September 30, 2011.

Fair Value Measurements

Our financial instruments, including unrestricted cash and cash equivalents, restricted cash, accounts receivable, prepaid Card supply, certain other assets, accounts payable, and other accrued liabilities, are short-term, and, accordingly, we believe their carrying amounts approximate their respective fair values.

At September 30, 2011, the Company did not have any other items to be measured at fair value.

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Our operations have historically been funded primarily through equity capital.  From January 2011 through September 2011, in order to fund our operations, we sold 4,152,727 shares of our Series E Preferred Stock for an aggregate cash purchase price of $6,229,083 (See Note E – Series E Preferred Stock Offering.)  Because of our operating losses, we have a cash balance of approximately $1,517,900 as of September 30, 2011 and  we expect to receive $900,000 for 600,000 shares of Series E Preferred Stock sold in September as subscribed. We may need to raise additional funds through the sale of Series E Preferred Stock during 2012.  We believe this equity financing should be adequate to fund our operations for the next 12 months; however, we have incurred significant losses and negative cash flows from operations since our inception, and as a result no assurance can be given that we will be successful in attaining profitable operations, especially when one considers the problems, expenses and complications frequently encountered in connection with entrance into established markets and the competitive environment in which we operate.

These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - CREDIT FACILITY

On November 26, 2008, the Company and its wholly owned subsidiary, nFinanSe Payments Inc., entered into an Amended and Restated Loan and Security Agreement (the “Credit Facility”) with Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Midsummer  Investment, Ltd. , Porter Partners, L.P. and Trellus Partners, L.P. (collectively, the “Lenders”).   Loans under the Credit Facility are to be used solely to make payments to our Card-issuing banks for credit to cardholder accounts until such time as we receive remittances of cardholder funds from our distributing agents.  In October 2009, the Lenders approved the extension of maturity of the Credit Facility through May 25, 2010.

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

As of September 30, 2011 and January 1, 2011, the Company had drawn $2,000,000 and $1,000,000, respectively, in loans under the Credit Facility.

In June 2011, Porter Partners, L.P. was repaid $250,000 of loans previously advanced which reduced the aggregate commitment to $3.25 million. Porter Partners, L.P. purchased $250,000 of Series E Preferred Stock on June 30, 2011.

Mr. Bruce Terker, a current member of the Board, has sole voting and dispositive power over the securities held by Ballyshannon Partners, L.P.  Ballyshannon Partners, L.P. is the lender agent named in the Credit Facility.  Mr. Donald Harris, a current member of the Board, has sole voting and dispositive power over the securities held by 5 Star Partnership.  5 Star Partnership is a lender named in the Credit Facility.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Description	September 30, 2011	January 1, 2011
Furniture, fixtures and equipment	$1,061,103	$1,012,599
Computer software	198,491	185,893
Leasehold improvements	196,840	196,840
	1,456,434	1,395,332
Less accumulated depreciation and amortization	(1,255,186)	(1,110,636)
Property and equipment – net	$201,248	$284,696

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

Closing Date	Number of Shares	Aggregate Cash Purchase Price
July 8, 2010	333,334	$500,001
August 10, 2010	400,000	600,000
September 7, 2010	1,116,670	1,675,000
September 30, 2010	606,167	909,250
November 24, 2010	366,666	550,000
December 31, 2010	583,334	875,000
March 11, 2011	911,668	1,367,500
April 1, 2011	1,381,002	2,071,500
June 30, 2011	433,334	650,000
September 30, 2011	1,426,723	2,140,083
Totals as of September 30, 2011	7,558,898	$11,338,334

As of September 30, 2011, the Company has sold 7,558,898 shares of its Series E Preferred Stock for an aggregate cash purchase price of $10,438,334.

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

NOTE F - STOCK OPTIONS AND WARRANTS

On March 1, 2007, our stockholders approved the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”) which combined shares that were issued and outstanding under the Company’s 2004 Stock Option Plan with shares to be made available for issuance under the 2007 Plan. At each of the Company’s Annual Meetings held on May 8, 2008, June 17, 2010, and May 25, 2011, the Company’s stockholders voted to amend the 2007 Plan by increasing the number of authorized shares available for issuance by 1,000,000 shares, 9,790,150 shares and 7,000,000 shares, respectively, thus providing a total of 20,800,000 shares for issuance under the 2007 Plan.  As of September 30, 2011, we had 18,976,270 total options outstanding under the 2007 Plan, consisting of 18,876,270 options issued to employees and non-employee directors and 100,000 options issued to a consultant and 1,823,730 shares available for future option grants. Such outstanding options vest over various periods up to three years and expire on various dates through 2021.

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the 9 Months 2011 and the 9 Months 2010:

	9 Months 2011	9 Months 2010
Expected term in years	5	5
Expected stock price volatility	281%	168%
Risk free interest rate	1.98%	2.70%
Dividend yield	0%	0%

Stock options totaling 6,850,000 were granted by the Board in January 2011 which was approved by the stockholders at the Annual Meeting held on May 25, 2011. Expected stock price volatility is determined using historical volatility of the Company's stock.  The average expected life was estimated based on historical employee exercise behavior.

The following table summarizes our stock option activity during the 9 Months 2011:

	Number of Options	Weighted average exercise price per share (price at date of grant)
Outstanding at January 1, 2011	12,474,605	$0.77
Granted	7,979,000	$0.50
Cancelled	(1,477,335)	$2.69
Outstanding at September 30, 2011	18,976,270	$0.51

Options granted at or above market value in the 9 Months 2011	7,979,000

The following table summarizes information regarding options that are outstanding at September 30, 2011:

	Options outstanding			Options exercisable

Range of exercise prices	Number Outstanding	Weighted average remaining contractual life in years	Weighted average exercise price	Number Exercisable	Weighted average exercise price per share

$0.25-$0.50	18,860,165	8.4	$0.50	8,997,867	$0.50
$0.75-$2.20	86,605	6.7	$1.26	84,854	$1.27
$3.20-$8.40	29,500	5.5	$4.25	29,500	$4.25

	18,976,270	8.4	$0.51	9,112,221	$0.52

The grant-date fair value of options granted during the 9 Months 2011 and the 9 Months 2010 was approximately $710,000 and $873,000, respectively.  The total fair value of shares vested during the 9 Months 2011 was approximately $504,000.  At September 30, 2011, we estimate the aggregate stock-based compensation attributable to unvested options was approximately $752,000, which amount is expected to be recognized over a period of approximately three years.

Officer Stock Options

On July 1, 2011, the Company awarded a total of 45,000 stock options to two officers at an exercise price of $0.50 per share, which were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $1,300.  The options were 100% vested at date of grant. The fair value of these options was recognized as stock-based compensation expense during 3Q2011.

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

Non-Employee Director Options

In July 2010, 80,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.50, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $16,300. This amount was included in employee and director stock-based compensation in the statement of operations for the year ended January 1, 2011.

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

In February 2010, 40,000 options were granted to the non-employee members of our Board. The options, which were 100% vested on the date of grant with an exercise price of $0.75, were valued using the Black-Scholes option pricing model at an aggregate fair value of approximately $4,000. This amount was included in employee and director stock-based compensation in the statement of operations for the 9 Months 2010.

Outstanding Warrants

The following table summarizes our warrant activity during the 9 Months 2011:

	Number of Warrants	Weighted average exercise price per share (price at date of grant)
Outstanding at January 1, 2011	44,746,931	$0.08
Exercised	(1,900,000)	$0.01
Expired	(37,500)	$5.00
Outstanding at September 30, 2011	42,809,431	$0.07

Summary of Warrants outstanding by Exercise Price:

Exercise Price per Share	Number of Warrants Outstanding	Expiration Date
$0.01	41,505,131	Various dates from December 28, 2011 through November 30, 2014
$0.30	256,250	June 29, 2012 and June 12, 2013
$1.20	5,000	November 22, 2011
$2.30	883,475	June 29, 2012 and June 12, 2013
$2.53	54,575	June 12, 2013
$5.00	105,000	June 29, 2012
$0.07	42,809,431

NOTE G - COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at September 30, 2011

Twelve months ending	Amounts

September 2012	$208,400
September 2013 and after	-

Total	$208,400

Rent expense included in net loss for the 9 Months 2011 and the 9 Months 2010, was approximately $164,100 and $171,200, respectively.

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS Services LLC (“DFS”) and VISA® U.S.A. Inc. (“VISA®”), our card networks, First California  Bank (“FCB”) ( formerly Palm Desert National Bank which sold its prepaid operations to FCB in April 2011), The Bancorp, Inc. (“Bancorp”) and First Bank & Trust (“FB&T”), our Card-issuing banks, Fidelity Information Services LLC (“FIS”) (formerly Metavante Corporation ), our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from February 28, 2013 through September 16, 2015.    Because the majority of the fees to be paid are contingent primarily on Card volume, it is not possible to calculate the amount of the future commitment on these contracts. The FIS, FCB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60) and $7,500 per month, respectively.  The Bancorp minimums are not being billed until a program is initiated.  During the 9 Months 2011 and the 9 Months 2010, we made aggregate payments of approximately $471,500 and $197,400, respectively, to FIS, $272,200 and $42,100, respectively, to FCB or its predecessor, $80,300 and $83,600, respectively, to FB&T and $10,000 and $0, respectively, to Bancorp under these agreements.  The FB&T agreement has expired and the parties are cooperating to conclude operations by no later than November 30, 2011.

Our agreements with FCB, FB&T and Bancorp require us to maintain certain reserve balances for our Card programs.  As of September 30, 2011 and January 1, 2011, the reserve balances held at FCB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other Assets” on the Company’s balance sheets as of September 30, 2011 and January 1, 2011.

Pending or Threatened Litigation

On Monday, October 31, 2011 nFinanSe Inc. filed a civil complaint, No. 1:11-CV-3728, in the United States District Court for the Northern District of Georgia, against Interactive Communications International, Inc. (“InComm”) alleging claims for breach of contract and an antitrust conspiracy for per-se horizontal price-fixing. InComm, along with its recently acquired subsidiary formerly known as Coinstar E-Payment Services Inc., with whom we also have a distribution contract, is connected to nFinanSe retail agents representing more than 90% of our business. The Company is seeking a jury trial on all claims and issues, treble general and special damages, preliminary and permanent injunctive relief, costs and attorney’s fees, pre-judgment and post-judgment interest, and other relief as the Court deems proper. The lawsuit is in its initial stages and there can be no assurance that the Company will prevail.

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

End of Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview. nFinanSe Inc. is a provider of prepaid access, through the sale of GPR and Cards  across  a wide variety of markets, including grocery stores, convenience stores and general merchandise stores. Our products and services are aimed at capitalizing on the growing demand for stored value and reloadable ATM/prepaid card financial products. We believe prepaid access is a fast-growing product segment in the financial services industry.  At September 30, 2011, there were approximately 55,000 locations where our Cards could be loaded including approximately 15,000 retail locations currently selling our Cards.

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

Change in Accounting.  During our development stage, we accounted for Card packages to be sold in retail stores as inventory and we recorded transactions performed by our retail agents on a net basis. Because the Company was the only “pure play” SEC reporting company in the industry, we were unable to compare our accounting treatments to our larger, more mature, privately-held competitors. During fiscal 2010, the nation’s two largest prepaid access managers registered with the SEC and filed financial reports.  Our largest competitor and the largest manager of GPR cards in the financial services industry accounts for its card packages as a prepaid expense that is amortized over the expected life of the packages and it accounts for its retail transactions on a gross basis under the guidelines promulgated by EITF Issue 99-19, “Reporting Revenue Gross as a Principal versus net as an Agent”.  In connection with management’s determination that nFinanSe Inc. no longer operates as a development stage company as of December 2010 and for future comparability to the industry leader, management determined that the Company should follow the preferable accounting practices of the industry leader and the promulgations of the EITF.  As such, we record Card sales and reload sales at the price charged by our retail agents and the amounts retained by the retail agents and distributing agents are recorded as sales and marketing expense. Maintenance fees are recorded at the amount collected and any sharing percentage with distributing agents is recorded as sales and marketing expense. Interchange is recorded at the amount paid by the relevant network, and any fees and sharing arrangements with banks are charged to selling and marketing expenses.  In addition, the Company has modified the presentation and treatment of Card supply from an inventory asset to a prepaid asset in accordance with the appropriate ASC’s and industry treatment.

The following financial statement line items for 3Q2010 and the 9 Months 2010 were affected by the change in accounting:

Statement of operations 3Q2010:
	As computed prior to change in accounting	As computed under changes	Effect of Change
Total operating revenues	$208,708	$374,199	$165,491
Total operating expenses	$2,315,723	$2,481,214	$165,491
Loss before other expense	$(2,107,015)	$(2,107,015)	$-

Statement of operations 9 Months 2010:
	As computed prior to change in accounting	As computed under changes	Effect of Change
Total operating revenues	$373,872	$753,394	$379,522
Total operating expenses	$7,388,841	$7,768,363	$379,522
Loss before other expense	$(7,014,969)	$(7,014,969)	$-

Statement of cash flows 9 Months 2010:
	As computed prior to change in accounting	As computed under changes	Effect of Change
Provision for inventory obsolescence	$1,022,943	$-	$(1,022,943)
Provision for prepaid card supply obsolescence	$-	$1,022,943	$1,022,943
Net cash used in operating activities	$(5,408,700)	$(5,408,700)	$-

Operating Revenues

We produce revenues through the following types of transactions:

●
Card Revenues:  includes Card fees, paid by consumers who purchase a Card from one of our retail agents, monthly maintenance fees, collected from a GPR cardholder concurrent with activation and each month thereafter, ATM fees and Bill Pay fees, collected from a GPR cardholder each time a transaction is conducted.

●	Reload Revenues: fees paid by cardholders at the time they reload their GPR Card on the nFinanSe Network or purchase a reload pack from one of our retail agents.
●	Interchange Revenues: fees paid by the applicable networks when our Cards are used in a purchase or ATM transaction.

The following table presents a breakdown of our operating revenues among card, reload and interchange revenues as well as contra-revenue items:

	Fiscal
	3Q2011		3Q2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues:
Card revenues	$951,417	65.0%	$282,021	75.4%
Reload revenues	273,849	18.7	52,752	14.1
Interchange revenues	275,399	18.8	69,426	18.5
Retailer incentive compensation	(37,500)	(2.5)	(30,000)	(8.0)

Total operating revenues	$1,463,165	100.0%	$374,199	100.0%

	Fiscal
	9 Months 2011		9 Months 2010
	Amount	% of Total Operating Revenues	Amount	% of Total Operating Revenues

Operating revenues:
Card revenues	$2,540,479	67.6%	$570,650	75.7%
Reload revenues	624,639	16.6	119,307	15.8
Interchange revenues	703,731	18.7	153,437	20.4
Retailer incentive compensation	(112,500)	(2.9)	(90,000)	(11.9)

Total operating revenues	$3,756,349	100.0%	$753,394	100.0%

Card Revenues

Card revenues totaled $951,417 and $2,540,479 for 3Q2011 and 9 Months 2011, respectively, an increase of $669,396, or 237%, over 3Q2010 and an increase of $1,969,829, or 345% over 9 Months 2010. The increase was primarily the result of period-over-period growth of 229% and 276% in the number of GPR cards activated and period-over-period growth of 231% and 288% in our average active Card base during 3Q2011 and 9 Months 2011, respectively.  Approximately 15,000 additional retail agent locations began offering our Visa-branded cards during December 2010 and January 2011.

Reload Revenues

Reload revenues totaled $273,849 and $624,639 for 3Q2011 and 9 Months 2011, respectively, an increase of $221,096 or 419%, over 3Q2010 and an increase of $505,332, or 424% over 9 Months 2010. The increase was primarily the result of the period over period growth of 323% and 347% in the number of reloads sold during 3Q2011 and 9 Months 2011, respectively. The increase in reload volume was driven primarily by growth in our active Card base.

Interchange Revenues

Interchange revenues totaled $275,399 and $703,731 for 3Q2011 and 9 Months 2010, an increase of $205,773, or 296%, over 3Q2010 and an increase of $550,294, or 359% over 9 Months 2010. The increase was primarily the result of period-over-period growth of our active Card base and the 286% and 323% increase in dollars loaded on our cards during 3Q2011 and 9 Months 2011, respectively.

Retailer incentive compensation

We amortize all incentive payments ratably over the life of the agreement and recognize as a contra-revenue component.

Operating Expenses

The following table presents a breakdown of our operating expenses among sales and marketing, compensation and benefits, processing, and other general and administrative expenses:

	3Q2011	3Q2010	Change
Operating expenses:
Sales and marketing expenses	$917,134	$447,618	$469,516
Compensation and benefits expenses	1,122,502	1,260,450	(137,948)
Processing expenses	353,468	170,074	183,394
Other general and administrative expenses	533,908	603,072	(69,164)
Total operating expenses	$2,927,012	$2,481,214	$445,798

	9 Months 2011	9 Months 2010	Change
Operating expenses:
Sales and marketing expenses	$2,531,336	$1,773,127	$758,209
Compensation and benefits expenses	3,749,721	3,767,059	(17,338)
Processing expenses	1,068,177	422,198	645,979
Other general and administrative expenses	1,710,565	1,805,979	(95,414)
Total operating expenses	$9,059,799	$7,768,363	$1,291,436

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

Sales and marketing expenses totaled $917,134 and $2,531,336 for 3Q2011 and 9 Months 2011, respectively, an increase of $469,516, or 105%, from 3Q2010 and an increase of $758,209, or 43% for 9 Months 2010.  Sales fees and commissions paid to or retained by our distributing agents and retailers increased $463.804 and $1,267,366, for 3Q2011 and 9 Months 2011, respectively. The increases are due to increases in Card sales and reloads discussed above.

Advertising and marketing expenses increased $1,464 for 3Q2011 and decreased approximately $145,100 for the 9 Months 2011. The increase of advertising & marketing expenses for 3Q2011 is due to an increase in trade shows and promo materials slightly offset by a decrease in media and agency expenses.  The decrease in expenses for 9 Months 2011 is due primarily to lower agency and media expenses of $170,400.

Manufacturing and distribution expenses increased $4,248for 3Q2011 and decreased $364,077, for 9 Months 2011. The overall decrease for the 9 months is due to reduced expense in amortization of prepaid card supply.

Compensation and Benefits Expenses

Compensation and benefits expenses represent the compensation and benefits that we provide to our employees. Compensation and benefits expenses associated with our customer service function will vary in line with new Card sales and active Cards outstanding, whereas the compensation expenses associated with other functions typically do not.

Compensation and benefits expenses totaled $1,122,502 and $3,749,721 for 3Q2011 and 9 Months, respectively, a decrease of $137,948, or 10.9% over 3Q2010 and a decrease of $17,338, or 0.4% over 9 Months 2010. The change was primarily due to net reductions in administrative departments of $169,441 and $281,024, respectively, offset by increases in cost related to additional customer service personnel of approximately $31,490 and $263,685, over 3Q2010 and 9 Months2010, respectively.  The additional customer service representatives were needed to support the increase in Card sales and to service our growing Card base.

Processing Expenses

Processing expenses consist primarily of the fees charged to us by the banks that issue our prepaid cards, the third-party card processor that maintains the records of our customers’ accounts and processes transaction authorizations and settlements, and Visa and DFS, which process transactions for us through their respective payment networks. These costs generally vary based on the total number of active Cards outstanding and gross transactional dollar volume.

Processing expenses totaled $353,468 and $1,068,177 for 3Q2011 and 9 Months 2011, respectively, an increase of $183,394, or 108%, compared to 3Q2010 and $645,979, or 153%, compared to 9 Months 2010.  Charges for “cards on file” increased by $49,131, or 75%, for 3Q2011 and $252,777, or 173%, for 9 Months 2010, primarily due to our increased number of active cards.  Transactional and other charges on activated Cards increased approximately $134,262 or 128% in 3Q2011 from 3Q2010 and $393,202 or 142% in 9 Months 2011 from 9 Months 2010.  These increases were primarily the result of growth in our Card base and increases in the volume of transactions for which we pay fees to the processor and Card-issuing banks.

Other General and Administrative Expenses

Other general and administrative expenses consist primarily of professional service fees, telephone and communication costs, depreciation and amortization of our property and equipment, bad debt, rent and utilities, and insurance. We incur telephone and communication costs primarily from customers contacting us through our toll-free telephone numbers and transactions over the data lines to support the nFinanSe load network. These costs vary with the total number of active Cards outstanding as do bad debt losses from unauthorized purchase transactions and fraud. Costs associated with professional services, insurance, depreciation and amortization, and occupancy costs vary based upon our investment in infrastructure, risk management and internal controls and are not directly attributable to variances in transactions or revenues.

Other general and administrative expenses totaled $533,908 for 3Q2011 and $1,710,565 for 9 Months 2011, a decrease of $69,164, or 11%, from 3Q2010 and a decrease of $95,413, or 5% from 9 Months 2010.  This decrease is composed of the following variances:

Category	3Q2011	3Q2010	Change
Professional fees	$93,198	$113,140	$(19,942)
Occupancy and related expenses	261,527	282,266	(20,739)
Business travel expenses	35,933	72,188	(36,255)
Other office expenses	143,250	135,478	7,772
Total	$533,908	$603,072	$(69,164)

Category	9 Months 2011	9 Months 2010	Change
Professional fees	$302,119	$400,886	$(98,767)
Occupancy and related expenses	834,562	827,939	6,623
Business travel expenses	183,019	229,825	(46,805)
Other office expenses	390,865	347,329	43,536
Total	$1,710,565	$1,805,979	$(95,413)

Liquidity and Capital Resources

Net cash used in operating activities was approximately $5.8 million and $5.4 million for the 9 Months 2011 and the 9 Months 2010, respectively.  The increase in cash used in operating activities was primarily due to increased card load volumes which impact our restricted cash balance and accounts receivable balances, and increased prepaid expenses which were due to the $350,000 commitment fee paid to our lenders and discussed further in Note C – Credit Facility.  These increases were primarily offset by a lower operating loss that was primarily due to higher revenues in the 9 Months 2011 when compared to the 9 Months 2010.

Net cash used in investment activities for the 9 Months 2011was approximately $61,100 consisting of purchases of property and equipment, primarily for continued compliance with payment card industry security standards.    Net cash used in investment activities for the 9 Months 2010 was approximately $51,200 consisting of purchases of property and equipment, primarily for additional computer hardware to improve the capacity of the nFinanSe Network.

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

During the 9 Months 2011, financing activities included net borrowings of $1,000,000, $5,329,083 from the sale of 4,152,727 shares of Series E Preferred Stock, and $19,000 from the cash exercise of 1,900,000 warrants at an exercise price of $0.01 per share, offset slightly by $3,089 in costs incurred for the Series E Preferred Stock offering. During the 9 Months 2010, cash provided by financing activities was $3,602,281 from the cash exercise of 1,703,146 warrants at an exercise price of $0.01 per share, the sale of 333,334 shares of Series D Preferred Stock, and the sale of 2,122,837 shares of Series E Preferred Stock.  As of September 30, 2011, we had drawn $2,000,000 under the Credit Facility.

Changes in Number of Employees and Location. We anticipate that the development of our business will require the hiring of a substantial number of additional employees in sales, administration, operations and customer service.

Off-Balance Sheet Arrangements:

Operating Leases

We are obligated under various operating lease agreements for our facilities.  Future minimum lease payments and anticipated common area maintenance charges under all of our operating leases are approximately as follows at September 30, 2011

Twelve months ending	Amounts

September 2012	$208,400
September 2013 and after	-

Total	$208,400

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

Service and Purchase Agreements

We have entered into renewable contracts with DFS and VISA, our Card networks, FCB, Bancorp and FB&T, our Card-issuing banks, FIS, our processor, and American Express® Travel Related Services Company, Inc., a gift card program, that have initial expiration dates from February 28, 2013 through September 16, 2015.  Because the majority of the fees to be paid are contingent primarily on Card volume, it is not possible to calculate the amount of the future commitment on these contracts. The FIS, FCB, Bancorp and FB&T agreements also require a minimum payment of $5,000, $3,000, $10,000 (in months 7-60) and $7,500 per month, respectively.  The Bancorp minimums are not being billed until a program is initiated.  During the 9 Months 2011 and the 9 Months 2010, we made aggregate payments of approximately $471,500 and $197,400, respectively, to FIS, 272,200 and $42,100, respectively, to FCB or its predecessor, $80,300 and $83,600, respectively, to FB&T and $10,000 and $12,350, respectively, to Bancorp under these agreements.  The FB&T agreement has expired and the parties are cooperating to conclude operations by no later than November 30, 2011.

Our agreements with FCB, FB&T and Bancorp require us to maintain certain reserve balances for our Card programs.  As of September 30, 2011 and January 1, 2011, the reserve balances held at FCB, FB&T and Bancorp were $10,000, $25,000 and $0, respectively.  These amounts are included in “Other Assets” on the Company’s balance sheets as of September 30, 2011 and January 1, 2011.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011 was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

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

Our network hardware operates 24 hours a day 7 days a week and has built-in redundancy.  The current hardware is operational but past our desired service age and processing capacity.  Any capital restrictions or delays in our plans to replace or upgrade the equipment may result in hardware failures.  These hardware failures may be minimal or more significant, but in any event may create processing interruptions and cardholders may not be able to load value to their Cards, receive load and transactional confirmations and lose the ability to contact customer service.  Such an event could also cause failure to detect systematic fraud or abuse. Errors or failures of this nature could immediately impact our operations, our credibility and our financial standing in an adverse manner.

Information system processing interruptions as the result of vendor support failure of our licensed software could result in an adverse impact on us, our credibility and our financial standing.

Our network hardware operates 24 hours a day 7 days a week and contains some licensed proprietary software. If the software vendor is unable to support and or maintain the vendor’s proprietary software then system failures may result. These system failures may be minimal or more significant, but in any event may create processing interruptions and cardholders may not be able to load value to their Cards, receive load and transactional confirmations and lose the ability to contact customer service.  Such an event could also cause failure to detect systematic fraud or abuse. Errors or failures of this nature could immediately impact our operations, our credibility and our financial standing in an adverse manner.

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

On September 30, 2011, the Company entered into Securities Purchase Agreements with certain institutional and accredited investors, for the sale of an additional 1,426,723 shares of Series E Preferred Stock for an aggregate cash purchase price of $2,140,083.  As of September 30, 2011, the Company has sold 7,558,898 shares of its Series E Preferred Stock for an aggregate cash purchase price of $11,338,334.

The proceeds are to be used for Company operations.

Item 5.   Other Information

Preferred Stock

In connection with negotiating and completing the Company’s offering of its Series E Preferred Stock, discussions with potential investors and legal counsel revealed the following errors and omissions to the Series E Preferred Stock’s Certificate of Designations, Rights and Preferences:

●	Section 3(a) Rights on Liquidation: An event of Liquidation was corrected to include the omitted words “merger or sale of all or substantially all of the assets or securities of the Corporation”;

●
Section 4(a) Actions Requiring the Consent of Holders of Series E Convertible Preferred Stock: The consent of holders of shares outstanding was corrected from 33% to a majority for effecting or validating certain enumerated actions; and

●	Section 5(e) Conversion Value: The initial conversion value was corrected from $0.15 to $0.45.

The above-listed corrections were made on November 10, 2011 by filing a Certificate of Correction with the State of Nevada.

The Company’s other classes of preferred stock include many of the same sections and definitions.  It was determined that the section on Rights of Liquidation in the applicable Certificate of Designations, Rights and Preferences included the same error in describing an event of liquidation.  Accordingly, a Certificate of Correction was filed on November 10, 2011 with the State of Nevada for the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock to add the omitted words as noted in the first bullet point above.

Pending or Threatened Litigation

On Monday, October 31, 2011 nFinanSe Inc. filed a civil complaint, No. 1:11-CV-3728, in the United States District Court for the Northern District of Georgia, against Interactive Communications International, Inc. (“InComm”) alleging claims for breach of contract and an antitrust conspiracy for per-se horizontal price-fixing. InComm, along with its recently acquired subsidiary formerly known as Coinstar E-Payment Services Inc., with whom we also have a distribution contract, is connected to nFinanSe retail agents representing more than 90% of our business. The Company is seeking a jury trial on all claims and issues, treble general and special damages, preliminary and permanent injunctive relief, costs and attorney’s fees, pre-judgment and post-judgment interest, and other relief as the Court deems proper. The lawsuit is in its initial stages and there can be no assurance that the Company will prevail.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

*3.1	Certificate of Amendment to Articles of Incorporation, filed with the State of Nevada on July 7, 2011

3.2
Certificate of Correction to the Certificate of Amendment of the Statement of Designations, Rights and Preferences of the Series E Convertible Preferred Stock, filed on July 7, 2011 (incorporated by reference from Exhibit 3.1 to the Company’s Current report on Form 8-K, filed by the Company on July 12, 2011)

*3.3	Certificate of Correction to the Statement of Designations, Rights and Preferences of the Series A Convertible Preferred Stock, filed on November 10, 2011

*3.4	Certificate of Correction to the Statement of Designations, Rights and Preferences of the Series B Convertible Preferred Stock, filed on November 10, 2011

*3.5	Certificate of Correction to the Statement of Designations, Rights and Preferences of the Series C Convertible Preferred Stock, filed on November 10, 2011

*3.6	Certificate of Correction to the Statement of Designations, Rights and Preferences of the Series D Convertible Preferred Stock, filed on November 10, 2011

*3.7	Certificate of Correction to the Statement of Designations, Rights and Preferences of the Series E Convertible Preferred Stock, filed on November 10, 2011

10.1
Form of Securities Purchase Agreement entered into by the Company and those investors party thereto on June 30, 2011 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q, filed by the Company on August 16, 2010)

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

NFINANSE INC.

Date: November 14, 2011	By:	/s/ Jerry R. Welch

Jerry R. Welch, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

NFINANSE INC.

Date: November 14, 2011	By:	/s/ Raymond P. Springer

Raymond P. Springer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)